Form 10-Q
period 2020-09-30
Laird Superfood, Inc.
filed 2020-11-12
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39537

Laird Superfood, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1589788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 W. Lundgren Mill Drive, Sisters, Oregon 97759
(Address of principal executive offices)

Registrant’s telephone number, including area code: (888) 670-6796

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	LSF	NYSE American

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 11, 2020, the registrant had 8,874,890 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements convey our current expectations or forecasts of future events and are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will,” “seeks” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements.

Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Key factors that could cause actual results to be different than expected or anticipated include, but are not limited to:

•	our limited operating history and ability to become profitable;

•	our reliance on third parties for raw materials and production of some of our products;

•	our ability to manage our growth and scale our manufacturing and processing capabilities effectively;

•	our future capital needs;

•	our ability to retain and grow our customer base;

•	our reliance on independent distributors for a substantial portion of our sales;

•	our ability to evaluate and measure our business, prospects and performance metrics;

•	our ability to compete and succeed in a highly competitive and evolving industry;

•	the health of the premium organic and natural food industry as a whole;

•	risks related to our intellectual property rights and developing a strong brand;

•	our reliance on Laird Hamilton and Gabrielle Reece;

•	regulatory risks;

•	risks related to our international operations;

•	the absence of liquidity of our common stock;

•	the risk of substantial dilution from future issuances of our equity securities; and

•	the other risks described herein, including under Part II, Item 1A “Risk Factors.”

In light of these risks, uncertainties and assumptions, you are cautioned not to place undue reliance on forward-looking statements, which are inherently unreliable and speak only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. When considering forward-looking statements, you should keep in mind the cautionary statements in this report. We qualify all our forward-looking statements by these cautionary statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LAIRD SUPERFOOD, INC.

BALANCE SHEET

(Unaudited)

	As of
	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$72,947,685	$1,004,109
Accounts receivable, net	782,475	384,806
Investment securities available-for-sale	480,747	5,485,209
Inventory	3,877,731	2,435,965
Prepaid expenses and other current assets	2,173,123	590,808
Deposits	95,619	143,327

Total current assets	80,357,380	10,044,224

Noncurrent assets
Property and equipment, net	3,208,853	3,153,286
Fixed assets held for sale	250,000	—
Licensing agreement—intangible	132,100	132,100
Deferred rent	2,786,701	3,057,432
Other assets	7,544	15,143

Total noncurrent assets	6,385,198	6,357,961

Total assets	$86,742,578	$16,402,185

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,338,505	$724,751
Payroll liabilities	698,767	491,092
Accrued expenses	868,149	301,046

Total current liabilities	3,905,421	1,516,889

Long-term liabilities
Note payable	51,000	51,000

Total long-term liabilities	51,000	51,000

Total liabilities	3,956,421	1,567,889

Commitments and contingencies (Note 9)

Convertible preferred stock
Preferred stock, $0.001 par value, 5,000,000 and 1,329,680 shares authorized as of September 30, 2020 and December 31, 2019, respectively; Series A-1 Preferred Stock, 0 shares authorized, issued, and outstanding as of September 30, 2020; 1,177,426 shares authorized,162,340 issued and outstanding, and 609,078 undesignated as of December 31, 2019; Series A-2 Preferred Stock 0 shares authorized, issued, and outstanding as of September 30, 2020; 152,253 shares authorized, issued, and outstanding as of December 31, 2019	—	6,722,951

Total convertible preferred stock	—	6,722,951

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 and 9,600,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 9,239,638 and 8,874,890 issued and outstanding as of September 30, 2020, respectively; 4,551,950 and 4,188,558 issued and outstanding as of December 31, 2019, respectively	8,875	4,188
Additional paid-in capital	110,210,155	27,184,250
Accumulated other comprehensive income (loss)	698	(226)
Accumulated deficit	(27,433,571)	(19,076,867)

Total stockholders’ equity	82,786,157	8,111,345

Total liabilities, convertible preferred stock and stockholders’ equity	$86,742,578	$16,402,185

The accompanying notes are an integral part of these financial statements

LAIRD SUPERFOOD, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Sales, net	$7,613,073	$3,487,335	$18,705,128	$8,932,642
Cost of goods sold	(5,734,144)	(2,026,930)	(13,384,880)	(5,296,485)

Gross profit	1,878,929	1,460,405	5,320,248	3,636,157

General and administrative
Salaries, wages and benefits	1,031,425	637,913	2,652,500	1,758,080
Stock-based compensation	290,148	145,281	589,600	436,996
Professional fees	274,244	143,424	647,422	362,134
Office expense	142,269	125,594	364,518	306,075
Occupancy	57,378	52,095	167,151	95,985
Merchant service fees	103,306	44,100	248,355	111,683
Netsuite subscription expense	33,173	35,125	90,491	112,559
Impairment on asset held for sale	—	—	239,734	—
Other expense	286,876	192,770	651,061	526,289

Total general and administrative expenses	2,218,819	1,376,302	5,650,832	3,709,801

Research and product development
Salaries, wages and benefits	54,454	77,970	202,287	132,691
Stock-based compensation	2,310	2,045	6,694	5,549
Other expense	46,115	29,963	155,009	48,172

Total research and product development expenses	102,879	109,978	363,990	186,412

Sales and marketing
Salaries, wages and benefits	613,961	744,964	2,057,517	1,930,485
Stock-based compensation	520,022	70,271	630,456	101,150
General marketing	325,033	525,521	895,917	1,279,391
Advertising	1,250,169	730,912	3,340,592	1,998,131
Amazon selling fee	179,425	159,153	575,313	386,648
Travel expense	4,908	82,937	78,872	266,978
Other expense	45,543	71,322	148,911	302,517

Total sales and marketing expenses	2,939,061	2,385,080	7,727,578	6,265,300

Total expenses	5,260,759	3,871,360	13,742,400	10,161,513

Operating loss	(3,381,830)	(2,410,955)	(8,422,152)	(6,525,356)

Other income (expense)
Interest and dividend income	20,496	56,602	51,521	149,332
Gain on sale of available-for-sale securities	6,250	—	13,927	—
Interest expense	—	(18,829)	—	(18,829)
Grant income	—	—	—	50,000

Total other income	26,746	37,773	65,448	180,503

Loss before income taxes	(3,355,084)	(2,373,182)	(8,356,704)	(6,344,853)
Benefit from income taxes	—	—	—	—

Net loss	$(3,355,084)	$(2,373,182)	$(8,356,704)	$(6,344,853)

Less deemed dividend of beneficial conversion feature	—	—	(825,366)	—
Less deemed dividend on warrant discount	(645,939)	—	(825,366)	—

Net loss attributable to Laird Superfood, Inc. common stockholders	$(4,001,023)	$(2,373,182)	$(10,007,436)	$(6,344,853)

Net loss per share attributable to Laird Superfood, Inc. common stockholders:
Basic	$(0.86)	$(0.66)	$(2.26)	$(1.79)

Diluted	$(0.86)	$(0.66)	$(2.26)	$(1.79)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock	4,672,041	3,592,735	4,427,114	3,541,001

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(4,001,023)	$(2,373,182)	$(10,007,436)	$(6,344,853)
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax(1)	(16,421)	(6,999)	924	56,081

Total other comprehensive income (loss)	(16,421)	(6,999)	924	56,081

Comprehensive loss	$(4,017,444)	$(2,380,181)	$(10,006,512)	$(6,288,772)

(1)	The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. See note 10 for the estimated tax benefit deferred.

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Convertible Preferred Stock		Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balances, July 1, 2020	697,735	$15,929,297	4,330,500	$4,330	$30,346,961	$17,119	$(24,078,487)	$6,289,923
Stock-based compensation	—	—	—	—	849,055	—	—	849,055
Stock option exercises	—	—	10,510	11	113,798	—	—	113,809
Deemed dividend on warrant discount	—	645,939	—	—	(645,939)	—	—	(645,939)
Preferred stock conversion	(697,735)	(16,575,236)	1,395,470	1,396	16,573,840	—	—	16,575,236
Common stock issuances	—	—	3,138,410	3,138	64,103,731	—	—	64,106,869
Common stock issuance costs	—	—	—	—	(1,131,291)	—	—	(1,131,291)
Other comprehensive loss, net of tax	—	—	—	—	—	(16,421)	—	(16,421)
Net loss	—	—	—	—	—	—	(3,355,084)	(3,355,084)

Balances, September 30, 2020	—	$—	8,874,890	$8,875	$110,210,155	$698	$(27,433,571)	$82,786,157

	Convertible Preferred Stock		Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balances, July 1, 2019	923,670	$21,675,025	3,520,338	$3,520	$9,583,096	$63,080	$(14,544,590)	$(4,894,894)
Stock-based compensation	—	—	—	—	218,524	—	—	218,524
Common stock issuances	—	—	459,580	460	6,663,447	—	—	6,663,907
Other comprehensive loss, net of tax	—	—	—	—	—	(6,999)	—	(6,999)
Net loss	—	—	—	—	—	—	(2,373,182)	(2,373,182)

Balances, September 30, 2019	923,670	$21,675,025	3,979,918	$3,980	$16,465,067	$56,081	$(16,917,772)	$(392,644)

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Convertible Preferred Stock		Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balances, January 1, 2020	314,593	$6,722,951	4,188,558	$4,188	$27,184,250	$(226)	$(19,076,867)	$8,111,345
Stock-based compensation	—	—	4,784	5	1,382,859	—	—	1,382,864
Stock option exercises	—	—	11,314	11	119,827	—	—	119,838
Less: repurchased common stock	—	—	(1,416)	(1)	(20,531)	—	—	(20,532)
Preferred stock issuances	383,142	10,000,006	—	—	—	—	—	—
Beneficial conversion feature on Preferred Series B-1	—	(825,366)	—	—	825,366	—	—	825,366
Deemed dividend of beneficial conversion feature	—	825,366	—	—	(825,366)	—	—	(825,366)
Allocation of preferred series B-1 proceeds to warrant	—	(825,366)	—	—	825,366	—	—	825,366
Deemed dividend on warrant discount	—	825,366	—	—	(825,366)	—	—	(825,366)
Preferred stock issuance costs		(147,721)	—	—	—	—	—	—
Preferred stock conversion	(697,735)	(16,575,236)	1,395,470	1,396	16,573,840	—	—	16,575,236
Common stock issuances	—	—	3,276,180	3,276	66,101,201	—	—	66,104,477
Common stock issuance costs	—	—	—	—	(1,131,291)	—	—	(1,131,291)
Other comprehensive income, net of tax	—	—	—	—	—	924	—	924
Net loss	—	—	—	—	—	—	(8,356,704)	(8,356,704)

Balances, September 30, 2020	—	$—	8,874,890	$8,875	$110,210,155	$698	$(27,433,571)	$82,786,157

	Convertible Preferred Stock		Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balances, January 1, 2019	923,670	$21,727,098	3,590,692	$3,592	$10,300,281	$—	$(10,572,919)	$(269,046)
Stock-based compensation	—	—	—	—	546,475	—	—	546,475
Stock option exercises	—	—	17,334	16	34,651	—	—	34,667
Common stock issuances	—	—	459,580	460	6,663,450	—	—	6,663,910
Less: repurchased common stock	—	—	(87,688)	(88)	(1,079,790)	—	—	(1,079,878)
Preferred stock issuance costs	—	(52,073)	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	56,081	—	56,081
Net loss	—	—	—	—	—	—	(6,344,853)	(6,344,853)

Balances, September 30, 2019	923,670	$21,675,025	3,979,918	$3,980	$16,465,067	$56,081	$(16,917,772)	$(392,644)

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(8,356,704)	$(6,344,853)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	344,162	198,970
Loss on disposal of equipment	—	483
Stock-based compensation	1,382,864	546,475
Noncash conversion of note payable to grant income	—	(50,000)
Impairment on asset held for sale	239,734	—
Gain on sale of investment securities available-for-sale	13,927	—
Changes in operating assets and liabilities:
Accounts receivable	(397,669)	(214,122)
Inventory	(1,441,766)	(1,402,745)
Prepaid expenses and other current assets	(1,582,315)	(61,736)
Deferred rent	270,731	163,365
Deposits	33,009	3,115
Other assets	7,599	3,528
Accounts payable	1,613,754	(166,799)
Payroll liabilities	207,675	318,513
Accrued expenses	567,103	62,447

Net cash from operating activities	(7,097,896)	(6,943,359)

Cash flows from investing activities
Purchase of property, equipment, and software	(874,764)	(1,645,800)
Deposits on equipment to be acquired	—	(338,560)
Sale of investment securities available-for-sale	516,459	—
Purchase of investment securities available-for-sale	—	(13,445,050)
Proceeds from maturities of investment securities available-for-sale	4,475,000	7,004,232

Net cash from investing activities	4,116,695	(8,425,178)

Cash flows from financing activities
Issuance of common stock	66,104,477	6,663,910
Issuance of preferred stock	10,000,006	—
Common stock repurchases	(20,532)	(1,079,878)
Stock options exercised	119,838	34,667
Common stock issuance costs	(1,131,291)	—
Preferred stock issuance costs	(147,721)	(52,073)

Net cash from financing activities	74,924,777	5,566,626

Net change in cash and cash equivalents	71,943,576	(9,801,911)
Cash and cash equivalents, beginning of period	1,004,109	17,340,023

Cash and cash equivalents, end of period	$72,947,685	$7,538,112

Supplemental disclosures of cash flow information
Interest paid	$—	$18,829

Supplemental disclosures of non-cash information
Unrealized gain on available-for-sale securities	$924	$56,081

Purchases of equipment included in deposits at the beginning of the period	$14,699	$4,577

Purchases of land included in prepaids and other current assets at the beginning of the period	$—	$40,000

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements include the accounts of Laird Superfood, Inc. (the “Company” or “Laird Superfood”), a Delaware corporation. On July 3, 2018, the Company entered into a plan of conversion and was converted from a corporation under the laws of the State of Oregon to a corporation under the laws of the State of Delaware with an updated par value of $0.001 per share of common stock.

Nature of Operations

Laird Superfood, Inc. is an emerging consumer products platform focused on manufacturing and marketing highly differentiated, plant-based and functional foods from its headquarters in Sisters, Oregon. The core pillars of the Laird Superfood platform are currently Superfood Creamer coffee creamers, Hydrate hydration products and beverage enhancing supplements, and roasted and instant coffees, teas and hot chocolate. The Company was founded in 2015.

Initial Public Offering

On September 25, 2020, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 3,047,500 shares of its common stock at a public offering price of $22.00 per share, including 397,500 shares of common stock upon the exercise of the underwriter’s option to purchase additional shares. After underwriting discounts and commissions and other offering costs, net proceeds from the IPO were approximately $62,103,711. Offering costs of approximately $1,131,291 were recognized as a reduction of additional-paid-in capital.

Upon the closing of the IPO, all outstanding shares of the Company’s preferred stock converted into shares of common stock, consisting of (i) 162,340 outstanding shares of Series A-1 convertible preferred stock converting into 324,680 aggregate shares of common stock, (ii) 152,253 outstanding shares of Series A-2 convertible preferred stock converting into 304,506 aggregate shares of common stock, and (iii) 383,142 outstanding shares of Series B-1 convertible preferred stock converting into 766,284 aggregate shares of common stock.

Concurrent Private Placement

Danone Manifesto Ventures, PBC (“DMV”) purchased 90,910 shares of our common stock in a private placement immediately subsequent to the consummation of the IPO for a total purchase price of $2,000,020, at a price per share of $22.00.

Basis of Accounting

The financial statements include the accounts of the Company. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the three and nine months ended September 30, 2020 and 2019. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

Unaudited interim financial information

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The balance sheet as of December 31, 2019 was derived from audited annual financial statements. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2020. The accompanying unaudited financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the fiscal year ended December 31, 2019 contained in the Company’s final prospectus for its IPO dated as of September 22, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on September 23, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments impact allowances for doubtful accounts and returns, inventory obsolescence, valuation allowance for deferred taxes, fair value of stock-based compensation, beneficial conversion feature, and discount on warrants.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Segment reporting

The Company currently has one operating segment. In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Management reviews financial information presented on a consolidated basis for purposes of allocation of resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment.

Substantially all product sales for the periods provided were derived from domestic sales.

See Note 16 for additional information regarding sales by platform within the Company’s single segment.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid instruments with an original maturity of three months or less when purchased. For the purpose of the statements of cash flows, the Company includes cash on hand, cash in clearing accounts, cash on deposit with financial institutions and investments with an original maturity of three months or less in determining the total balance.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents. At times, cash and cash equivalents balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company’s investment account (recognized as cash and cash equivalents) is with what the Company believes to be a high-quality issuer. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at September 30, 2020 and December 31, 2019 approximated $6,496,983 and $456,104, respectively.

Accounts Receivable, net

Accounts receivable, net consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, management determined no allowance for doubtful accounts was required as of September 30, 2020. As of December 31, 2019 management established a $14,786 allowance for doubtful accounts.

Investments

Investment securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of income taxes. Management determines the appropriate classification of securities at the time of purchase. Investment securities are valued utilizing quoted prices in active markets. Gains and losses on the sales of available-for-sale securities are determined using the specific-identification method.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of raw materials and packaging and finished goods. As of September 30, 2020 and December 31, 2019, inventory was comprised of the following:

	September 30, 2020	December 31, 2019
Raw Materials and Packaging	$1,864,294	$1,187,513
Finished Goods	2,013,437	1,248,452

Total	$3,877,731	$2,435,965

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the three and nine months ended September 30, 2020, the Company recorded $102,158 and $291,198, respectively, in inventory obsolescence primarily related to the Company’s liquid creamer product line. For the three and nine months ended September 30, 2019, the Company did not have a charge related to inventory obsolescence, as the majority of products manufactured consisted of powder-based products which have an extensive shelf life.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

As of September 30, 2020 and December 31, 2019, the Company had a total of $1,580,394 and $100,387, respectively, of prepayments for future raw materials inventory, which is included in prepaid expenses on the balance sheets.

Property and Equipment

Property and equipment are valued at cost, net of accumulated depreciation. Expenditures for maintenance and repairs that do not extend the useful life or increase the value of the assets are charged to expense in the period incurred. Additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for depreciation purposes for furniture and factory equipment range from 3 to 10 years. The useful life for leasehold improvements is the lesser of the lease term or the useful life. Depreciation expense is allocated to general and administrative expenses and cost of goods sold upon the sale of inventory. For the three months ended September 30, 2020 and 2019, depreciation expense was $114,878 and $83,422, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense was $344,162 and $198,970, respectively.

As of September 30, 2020 and December 31, 2019, the Company had a total of $0 and $14,699, respectively, of deposits for future equipment purchases, which is included in deposits on the balance sheets.

Fixed Assets Held for Sale

Long-lived assets identified by the Company for sale, which have met all criteria under ASC 360-10-35 to be classified as held for sale, are disclosed separately on the balance sheet. Fixed assets held for sale are measured at the lower of the assets carrying amount or fair value less costs to sell, and depreciation is no longer recorded. Fixed assets held for sale as of September 30, 2020 include the Company’s intermittent motion form (“IMF”) production line. The Company had no fixed assets held for sale as of December 31, 2019. The Company determined a fair value less costs to sell of $250,000 for all assets associated with the IMF production line. As the determined fair value is less than the net carrying value of the assets, the Company recorded an impairment loss of $0 and $239,734 during the three and nine months ended September 30, 2020, respectively. The Company did not record an impairment for the three and nine months ended September 30, 2019.

Deferred Rent

Deferred rent includes tenant improvement costs that were incurred by the landlord, RII Lundgren Mill, LLC, in the build-out of the Company’s leased space and were reimbursed by the Company. These amounts are treated as additional rents and are expensed straight-line over the life of the lease.

Revenue Recognition

The Company’s significant accounting policy for revenue was updated as a result of the adoption of Accounting Standards Update (“ASU”) 2014-09. The Company recognizes revenue in accordance with the five-step model as prescribed by ASU 2014-09 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 2014-09, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 16 for additional information regarding revenue recognition. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company will record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates will be based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Cost of Goods Sold

Cost of goods sold includes material, labor, and overhead costs incurred in the storage and distribution of products sold in the period. Material costs include the cost of products purchased. Labor and overhead costs consist of indirect product costs, including wages and benefits for manufacturing, planning, and logistics personnel, depreciation, facility costs and freight.

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $844,149 and $492,216 for the three months ended September 30, 2020 and 2019, respectively, and totaled $1,835,876 and $1,231,777 for the nine months ended September 30, 2020 and 2019, respectively. Income generated from shipping costs billed through to customers was included in Sales, net in the statements of operations. Shipping income totaled $25,737 and $132,033 for the three months ended September 30, 2020 and 2019, respectively, and $221,082 and $329,342 for the nine months ended September 30, 2020 and 2019, respectively.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Research and Product Development

Amounts spent on research and development activities are expensed as incurred as research and product development expense on the statements of operations. Research and product development expense was $102,879 and $109,978 for the three months ended September 30, 2020 and 2019, respectively, and $363,990 and $186,412 for the nine months ended September 30, 2020 and 2019, respectively.

Advertising

Advertising and marketing costs are expensed when incurred. Advertising and marketing expenses for the three months ended September 30, 2020 and 2019 was $1,575,202 and $1,256,433, respectively, and $4,236,509 and $3,277,522 for the nine months ended September 30, 2020 and 2019, respectively.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the financial statements and consist of income taxes currently due and deferred tax assets and liabilities. The Company may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes) and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, the Company recorded a full deferred tax valuation allowance of $6,585,122 and $4,584,174 as of September 30, 2020 and December 31, 2019, respectively.

Repurchased Stock

Management presents repurchased stock (at cost) as a reduction in stockholders’ equity to more clearly reflect the historical stock repurchase transactions. There were no stock repurchase transactions for the three months ended September 30, 2020 and 2019. There were two common stock repurchase transactions during the nine months ended September 30, 2020, totaling 1,416 shares of common stock and $20,532. There was one stock repurchase transaction during the nine months ended September 30, 2019, totaling 87,688 shares of common stock and $1,079,878. Repurchases were valued at a price consistent with or less than the most recent private equity offering by the Company.

Stock Incentive Plan

The compensation cost relating to share-based payment transactions is recognized in the financial statements. The cost is measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost for all employee stock awards is calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for all consultant stock awards is calculated and recognized over the consultant’s service period based on the grant date fair value of the equity or liability instruments issued. Upon exercise of stock option awards or vesting of restricted stock units, recipients are issued shares of common stock. Pre-vesting forfeitures result in the reversal of all compensation cost as of the date of termination, post-vesting cancellation does not.

Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock that were outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential common stock and preferred stock had been issued and are calculated under the treasury stock method. Due to the Company’s net loss, all stock options and convertible preferred stock are anti-dilutive and excluded.

Warrants

Issued and detachable stock warrants are classified as equity or liability instruments based on the specific terms of the underlying warrant agreement. In circumstances where debt or equity is issued with detachable warrants, the proceeds from issuance are allocated to each instrument based on an acceptable method, which generally involves determining the fair value of one or more of the instruments. In conjunction with the Company’s initial public offering, the warrant outstanding was cancelled. See additional information in Note 12.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Stock Split

The Company’s board of directors and stockholders approved a 2-for-1 split of the Company’s common stock, which was effected on August 19, 2020. The split divided each share of the Company’s issued and outstanding common stock into two shares of common stock and correspondingly adjusted the conversion prices of its convertible preferred stock. No fractional shares were issued in connection with the split. The split was effective upon filing of the Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation on August 19, 2020. The Company has reflected the effect of the 2-for-1 split of its common stock (and the corresponding adjustment of the conversion prices of its preferred stock) in these financial statements as if it had occurred at the beginning of the earliest period presented.

License Agreement – Intangible Asset

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the balance sheets as of September 30, 2020 and December 31, 2019, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 15 for more information on the Company’s related party transaction with Mr. Hamilton.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness and biographical information commencing on July 1, 2015. This contribution, which is reported on the balance sheets as of September 30, 2020 and December 31, 2019, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 15 for more information on the Company’s related party transaction with Ms. Reece.

On November 19, 2018, the Company executed a License and Preservation Agreement with Mr. Hamilton and Ms. Reece which superseded the predecessor license agreements with both individuals. The agreement added specific terms related to noncompetition and allowable usage of the property under the license. No additional consideration was exchanged in connection with the agreement and the life of the agreement was set at 100 years.

On May 26, 2020, the Company executed a License and Preservation Agreement with Mr. Hamilton, and Ms. Reece (the “2020 License”), which superseded the predecessor license and preservation agreement with both individuals. Among other modifications, the agreement (i) modified certain approval rights of Mr. Hamilton and Ms. Reece for use of their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing in the Company’s products, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred year term. No additional consideration was exchanged in connection with the agreement. As indefinite-lived intangibles, the Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the licensing agreements were less than the carrying amounts. Upon considering these factors, the Company determined it was more likely than not that the fair values of the 2020 License were not less than the carrying amounts; therefore, the Company recognized no impairment for the three and nine months ended September 30, 2020 and 2019.

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years or older. The 401(k) plan was initiated on July 1, 2018. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. For the three and nine months ended September 30, 2020 and 2019, we did not match employee contributions.

JOBS Act Accounting Election

The Company qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. An emerging growth company can elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. Currently, the Company has elected to file as an emerging growth company defined under the JOBS Act, and as such, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall” (“ASU 2016-01”) to make targeted improvements to GAAP on accounting for financial instruments. The guidance in ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-01 on January 1, 2019 with no material impact on the Company’s financial position, results of operations and liquidity.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public entities for years beginning after December 15, 2018, including interim periods within that year. For all other entities, the amendments are effective for years beginning after December 15, 2019, and interim periods with years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of ASU 2014-09. The Company adopted ASU 2018-07 in conjunction with ASC 606 as of January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Leases (Topic 842) (“ASU 2016-02”), whereby lessee will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. ASU 2016-02 is effective for the Company’s annual periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The adoption of the new standard is expected to result in the recognition of additional lease liabilities and right-of-use assets as of January 1, 2022. The Company is evaluating the potential impact of this pronouncement.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are available to be issued. The Company has evaluated events and transactions subsequent to September 30, 2020 for potential recognition of disclosure in the financial statements. On November 3, 2020, the Company and PRW Princeville Development Company LLC entered a termination and release agreement, terminating the Hanalei Retail License and Hanalei Agricultural License, effective as of October 30, 2020.

2.	Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Prepaid inventory	$1,580,395	$100,387
Prepaid insurance	76,576	37,251
Prepaid subscriptions and license fees	246,295	193,257
Prepaid, other	159,944	71,445
Prepaid consulting	27,925	69,813
Prepaid advertising	26,335	74,400
Other current assets	55,653	44,255

	$2,173,123	$590,808

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

3.	Investment securities

Investment securities as of September 30, 2020 and December 31, 2019 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2020
U.S Treasuries	$480,049	$698	$—	$480,747

Total investment securities available-for-sale	$480,049	$698	$—	$480,747

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2019
U.S Treasuries	$5,485,435	$—	$(226)	$5,485,209

Total investment securities available-for-sale	$5,485,435	$—	$(226)	$5,485,209

The amortized cost and estimated fair value of investment securities as of September 30, 2020, by contractual maturity, are shown below:

	Available-for-sale
September 30, 2020	Amortized cost	Estimated fair value
Due in one year or less	$480,049	$480,747

Total investment securities available-for-sale	$480,049	$480,747

Investment securities with an estimated fair value of $480,747 and $5,485,209 as of September 30, 2020 and December 31, 2019, respectively, were pledged to secure our revolving line of credit. See Note 5 for additional information.

The Company had two investments mature totaling $4,475,000 during the three and nine months ended September 30, 2020. The Company also recorded two sales and recognized a gain of $6,250, and $13,927 during the three and nine months ended September 30, 2020, respectively. The Company recorded no sales during the three and nine months ended September 30, 2019.

4.	Fair Value Measurements

Factors used in determining the fair value of our assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize assets subject to fair value measurements:

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Fair Value as of September 30, 2020	Level 1	Level 2	Level 3
U.S Treasuries	$480,747	$—	$—
Fixed assets held for sale	$—	$—	$250,000

Fair Value as of December 31, 2019	Level 1	Level 2	Level 3
U.S Treasuries	$5,485,209	$—	$—

The Company believes the carrying amounts of Cash and cash equivalents, Accounts receivable, Prepaid expenses and other current assets, Deposits, Other Assets, Accounts payable, Payroll liabilities and Accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as License agreements-intangibles, Inventory and Property and equipment, net, are recorded using fair value-based measurements when an impairment is recognized.

During the nine months ended September 30, 2020, long-lived assets were impaired and written down to their estimated fair values less costs to sell, and were included in assets held for sale as of September 30, 2020. The Level 3 fair values of the long-lived assets were determined using the income approach. The unobservable inputs to the income approach included the assets’ estimated future cash flows upon sale, as the determined fair value is less than the net carrying value of the assets, as depicted below. The Company recorded an impairment loss of $239,734 during the nine months ended September 30, 2020.

	September 30, 2020	December 31, 2019
Fair Value	$250,000	$—
Carrying Value	$489,734	$—

5.	Revolving Lines of Credit

On February 5, 2019, the Company entered into a revolving line of credit with First Interstate Bank (“FIB”) in a principal amount not exceeding $5,000,000. The line of credit is secured by the Company’s investment account held at FIB. The outstanding amounts under the line of credit have an interest rate calculated as LIBOR plus 2.0% per annum until paid in full. The loan agreement was renewed by the Company on February 26, 2020 and has a maturity date of February 5, 2021. The balance on the line of credit was $0 as of September 30, 2020 and December 31, 2019. Management was in compliance with all financial covenants as of September 30, 2020 and December 31, 2019.

On August 10, 2017, the Company entered into a revolving line of credit with East Asset Management, LLC (“East”) in a principal amount not exceeding the lesser of the borrowing base or $3,000,000. Upon the mutual agreement of the Company and East, the primary revolving line of credit may be expanded to $10,000,000, subject to an increase in the borrowing base. The borrowing base is comprised of (a) up to 90% of eligible accounts receivable aged 90 days or less from due date utilizing the average of a trailing three months of actual book value, plus (b) up to 90% of inventory and prepaid inventory book values utilizing the average of a trailing three months of actual book value. The outstanding amounts under the line of credit have a fixed interest rate of 15% per annum until paid in full and the line of credit has a maturity date of August 10, 2022. In the event of default, the interest rate would increase to 20% while such default exists. The line of credit is secured by a security interest in accounts receivable and inventory. The balance on the line of credit was $0 as of both September 30, 2020 and December 31, 2019. Management was in compliance with all financial covenants as of September 30, 2020 and December 31, 2019.

A secondary line of credit with East in an amount up to $200,000 is available to the Company, which is not subject to the requirements of the borrowing base. The secondary line of credit is secured by a security interest in the Company’s accounts receivable and inventory. The secondary line is available with the same draw and payback conditions as the primary line.

East was also granted a right of first refusal on any future equity offerings by the Company to purchase up to 20% of equity in any such offerings at a 20% price per share discount, excluding (a) shares representing, in the aggregate, not more than five percent of the Company’s issued and outstanding capital stock on a fully-diluted basis, issued to employees, consultants or directors pursuant to incentive plans; (b) shares issued for consideration other than cash pursuant to a merger, consolidation, strategic alliance, acquisition or similar business combination; (c) shares issued in

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

connection with any distribution dividend, conversion or recapitalization; (d) shares issued pursuant to any bona fide arms’ length equipment loan or leasing agreement, real property leasing agreement, or debt financing from a financial institution; (e) shares issued in connection with strategic transactions involving the Company and other entities, such as joint ventures, manufacturing, marketing or distribution agreements (provided that in the case of clauses (d) and (e), such issuance represents ten percent or more of the Company’s issued and outstanding capital stock on a fully-diluted basis); and (f) shares issued pursuant to a registration statement filed under the Securities Act of 1933, as amended, in connection with an initial public offering.

6.	Long-term Debt

The following table presents the components of long-term debt:

	September 30, 2020	December 31, 2019
Forgivable loan, City of Sisters	$51,000	$51,000

Long-term debt	$51,000	$51,000

City of Sisters

On May 30, 2017, the Company entered into a forgivable loan agreement with the City of Sisters in the amount of $51,000. This forgivable loan was issued to help the Company expand its business operations in the city of Sisters, Oregon through eligible jobs. The Company had until May 30, 2020 to create jobs for 30 full-time employees with an average annual salary of $40,000 per person, and, once created and filled, the Company must maintain those jobs for an additional period of three years for the loan to be converted to a grant. If the requirements are not met, the Company is required to pay the loan in full, including interest of 8 percent per annum on the unpaid principal amount. The Company created the eligible jobs as of April 1, 2018.

7.	Property and Equipment, Net

Property and equipment, net is comprised of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Factory equipment	$2,268,595	$2,011,297
Land	947,394	947,394
Furniture and office equipment	521,310	465,972
Leasehold improvements	235,460	194,696

	3,972,759	3,619,359
Accumulated depreciation	(763,906)	(466,073)

Property and equipment, net	$3,208,853	$3,153,286

8.	Fixed Assets Classified as Held for Sale

On June 9, 2020, management approved a plan to dispose of the Company’s intermittent motion form (“IMF”) production line for its powder-based products. The Company determined a fair value of $250,000 for all assets associated with the IMF production line. No further commissions or sales costs (including shipping costs) are anticipated with the sale of the asset. The assets attributable to the production line have been classified as assets held for sale and are presented separately on the balance sheet. As the determined fair value is less than the net carrying value of the assets, the Company recorded an impairment loss of $0 and $239,734 during the three and nine months ended September 30, 2020. The Company recorded no impairment loss for the three and nine months ended September 30, 2019. The major classes of assets comprising the fixed assets classified as held for sale as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Factory equipment	$250,000	$—

Fixed assets held for sale	$250,000	$—

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

9.	Commitments and Contingencies

The Company historically leased office space under operating leases with Sisters Commercial II LLC. The original lease commenced on May 3, 2017, with additional suite leases beginning on January 4, 2018, February 16, 2018, and May 21, 2018. Total monthly payments for all office spaces were $1,975 and were on a month-to-month basis. On September 11, 2019, the Company provided 30-day written notice of intent to vacate the properties and terminated the lease as of October 11, 2019.

The Company currently leases its warehouse space under a commercial lease with RII Lundgren Mill, LLC, dated March 1, 2018. The lease commenced March 1, 2018 with monthly payments of $6,475, to escalate after 24 months by the lesser of 3% or the Consumer Price Index (“CPI”) adjustment. The initial lease term is ten years, and the Company has the option to renew the lease for two additional five-year periods. The landlord has paid for many tenant improvements and the Company has committed to reimbursing the landlord, in additional rents, for specific improvements. On November 20, 2018, the Company completed the reimbursement of $797,471. The Company also issued the landlord 2,000 stock options on April 15, 2018 with a strike price of $7.50 per share in conjunction with this lease agreement.

The Company executed a second lease for additional warehouse and office space under a commercial lease with RII Lundgren Mill, LLC, dated December 17, 2018. The lease commenced on July 1, 2019 with monthly payments of $12,784, to escalate after 24 months by the lesser of 3% or the CPI adjustment. The initial lease term is ten years, and the Company has the option to renew the lease for two additional five-year periods. The landlord has paid for many tenant improvements and the Company has committed to reimbursing the landlord, in additional rents, for specific improvements. On December 20, 2018, the Company completed the initial reimbursement of $1,202,529. The Company made the final reimbursement in the amount of $1,399,001 on December 31, 2019.

On January 25, 2019, the Company executed a commercial lease agreement for storage space with Earthwood Development, LLC. The initial lease term is six months and commenced on March 1, 2019. Monthly payments are $415. Under mutual agreement of both parties, the Company is continuing to lease the warehouse space on a month-to-month basis.

On April 18, 2018, the Company executed a land real estate sales agreement, securing an option to acquire lots adjacent to its current manufacturing facility for an earnest money deposit of $40,000. The Company elected to complete the land purchase in Sisters, Oregon for an additional $903,506 on March 15, 2019.

On May 26, 2019, the Company executed and commenced an agricultural license agreement for the lease of agricultural land in Hanalei, Hawaii with PRW Princeville Development Company LLC (the “Hanalei Agricultural License”). Total monthly payments will be the greater of $1,000 or eight percent of total monthly gross sales of the business done and/or generated on, in, into or from the premises. The initial lease term is five years, with one option to extend the term by five years. The agreement was subsequently amended on September 19, 2019 to include a termination clause if the storefront and property in the Hanalei, Hawaii Lease, discussed below, is not executed. The amendment also expanded the permitted access to include access through other property to the public roadway.

On May 26, 2019, the Company executed a license agreement with PRW Princeville Development Company LLC for storefront and property in Hanalei, Hawaii (the “Hanalei Retail License”). Initially, total monthly payments will be the greater of $1,000 or eight percent of total monthly gross sales of the business done and/or generated on, in, into or from the property. The initial lease term is five years, with one option to extend the term by five years. The agreement will commence upon receipt of applicable permits, and if not obtained by January 1, 2020, the lease will terminate. The agreement was subsequently amended on September 19, 2019 to extend the initial permitting period from January 1, 2020 to July 1, 2020, and the payment terms to include the monthly minimum lease payment due the first of the month, with a reconciliation to gross sales in the subsequent month. The agreement was subsequently amended on July 23, 2020 to extend the initial permitting period from July 1, 2020 to April 15, 2021.

On March 26, 2020, the Company executed a commercial lease agreement for storage space with A Logistics, LLC. The initial lease term is six months and commenced on March 26, 2020. Monthly payments are $7,000. Under mutual agreement of both parties, the Company is continuing to lease the warehouse space on a month-to-month basis.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of September 30, 2020:

Payments Due by Period	Operating Leases(1)	Note Payable	Total
2020	$58,359	$—	$58,359
2021	237,737	51,000	288,737
2022	244,869	—	244,869
2023	252,216	—	252,216
2024	259,782	—	259,782
Thereafter	1,132,122	—	1,132,122

	$2,185,085	$51,000	$2,236,085

(1)	Operating lease obligations related to our manufacturing facility leases dated March 1, 2018 and December 17, 2018.

Rent expense is allocated to general and administrative expenses and cost of goods sold upon the sale of inventory. Rent expense for the three months ended September 30, 2020 and 2019 was $213,532 and $173,644, respectively, and $589,196 and $328,422 for the nine months ended September 30, 2020 and 2019, respectively.

10.	Deferred Tax Assets and Liabilities

The Company had a tax net loss for the three and nine months ended September 30, 2020 and 2019, and therefore expects no assessment of income taxes for such periods. Additionally, the net deferred tax assets are fully allowed for as of September 30, 2020 and December 31, 2019. Due to the full valuation allowance during 2019 and as of September 30, 2020 there was no provision for, or benefit from, income taxes reported for the three or nine months ended September 30, 2020 and 2019. The Company’s deferred tax assets and liabilities consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Noncurrent deferred tax assets:
Federal net operating loss carryforwards	$4,623,702	$3,470,371
State net operating loss carryforwards	1,825,296	1,285,488
Federal depreciation and amortization	480,917	53,525
State depreciation and amortization	239,166	—
Accrued—PTO	88,631	—
Other	94,553	—

Total noncurrent deferred tax assets	7,352,265	4,809,384

Noncurrent deferred tax liabilities:
Federal depreciation and amortization	$—	$179,720
State depreciation and amortization	—	45,490
Deferred rent asset	767,143	—

Total noncurrent deferred tax liabilities	767,143	225,210

Net noncurrent deferred tax assets	$6,585,122	$4,584,174
Valuation allowance	(6,585,122)	(4,584,174)

Total net noncurrent deferred tax assets	$—	$—

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not they will be realized; if not, a valuation allowance is required to be recorded. Based on this guidance, the Company provided a valuation allowance for the full amount. The net increase in the valuation allowance for deferred tax assets and liabilities for the nine months ended September 30, 2020 and 2019 was $2,000,948 and $1,665,541, respectively. This valuation allowance included the estimated tax liability of $194 related to the unrealized gain on investment securities available-for-sale as of September 30, 2020. As of September 30, 2020 and December 31, 2019, the Company had U.S. federal net operating losses (“NOLs”) totaling approximately $23,955,781 and $17,546,110, respectively. The Company had federal NOLs as of September 30, 2020 and December 31, 2019 totaling approximately $1,868,077 from 2017 and prior years that can be carried forward for 20 years, which begin to expire in 2036. As of September 30, 2020 and December 31, 2019 the Company had federal NOLs totaling approximately $22,087,704 and $15,678,033, respectively from 2018 through 2020 that can be carried forward indefinitely.

GAAP requires management to evaluate and report information regarding its exposure to various tax positions taken by the Company. The Company has determined whether there are any tax positions that have met the recognition threshold and has measured the Company’s exposure to those tax positions. Management believes that the Company has adequately addressed all relevant tax positions and that there are no unrecorded tax liabilities.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. U.S. and state jurisdictions have statutes of limitations that generally range from 3 to 5 years.

11.	Stock Incentive Plan

The Company adopted an incentive plan (the “2020 Omnibus Incentive Plan”) on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to Company employees, employees of the Company’s affiliates, non-employee directors and certain consultants and advisors. Previously, the Company had adopted its 2018 Equity Incentive Plan and 2016 Stock Incentive Plan (together with the 2020 Omnibus Incentive Plan, the “Stock Incentive Plans”), under which the Company had issued stock options. Following the effective date of the 2020 Omnibus Incentive Plan, no additional awards may be made under the 2018 Equity Incentive Plan or 2016 Stock Incentive Plan. The Stock Incentive Plans were established to provide eligible individuals with an incentive to contribute to the Company’s success and to operate and manage the Company’s business in a manner that will provide for its long-term growth and profitability and that will benefit the Company’s shareholders and other stakeholders, including employees and customers. The Stock Incentive Plans are also intended to provide a means of recruiting, rewarding and retaining key personnel.

The Stock Incentive Plans prescribe various terms and conditions for the award of options and the total number of shares authorized for this purpose. For options, the strike price is equal to the fair market value of the Company’s stock price at the date of grant. Generally, options become exercisable based on years of service and vesting schedules, and expire after (i) a period of ten years from the date of grant, (ii) three months following the date of termination of employment from the Company, (iii) one year following the date of termination from the Company by reason of death or disability, (iv) the date of termination of employment for cause, or (v) the fifth anniversary of the date of the grant if it is held by a 10 percent or greater stockholder.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2020 and 2019:

	September 30, 2020
	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value
Balance at January 1, 2020	788,528	$8.42	7.17	$4,799,381
Granted	164,078	14.12
Exercised/released	(11,314)	10.59
Cancelled/forfeited	(45,532)	11.37

Balance at September 30, 2020	895,760	$8.94	6.99	$34,313,763

Exercisable at September 30, 2020	508,382	$6.82	5.44	$19,851,163

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

	September 30, 2019
	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value
Balance at January 1, 2019	641,500	$5.99	7.13	$4,057,973
Granted	291,500	12.32
Exercised/released	(17,334)	2.00
Cancelled/forfeited	(65,566)	2.31

Balance at September 30, 2019	850,100	$8.33	7.41	$4,293,265

Exercisable at September 30, 2019	343,186	$5.16	6.18	$3,231,457

The stock-based compensation expense is recognized ratably over the requisite service period for all awards. As a result of applying the provisions of ASC 718, “Compensation- Stock Compensation” (“ASC 718”), the Company recognized stock compensation expense of $833,199 and $218,524 for the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized stock compensation expense of $1,235,293 and $546,475, respectively.

At September 30, 2020 and December 31, 2019, there was $1,720,712 and $1,474,669, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements with a remaining weighted-average vesting period of 1.25 years.

During the nine months ended September 30, 2020, the Company granted 4,784 shares of common stock to five employees which were fully vested as of the date of issuance and were granted and valued at the observable price for similar instruments. As a result of applying the provisions of ASC 718, the Company recorded stock-based compensation expense of $0 and $62,431 for the three and nine months ended September 30, 2020, respectively.

During the three and nine months ended September 30, 2020, the Company granted 14,650 restricted stock units to 126 employees based on each recipient’s length of employment with the Company and 18,863 restricted stock units to five Directors. As a result of applying the provisions of ASC 718, the Company recorded stock-based compensation expense of $15,856 for the three and nine months ended September 30, 2020. At September 30, 2020 and December 31, 2019, there was $721,430 and $0, respectively, of total unrecognized compensation cost related to non-vested restricted stock units with a remaining weighted-average vesting period of 0.98 years.

On September 23, 2020, the Company entered into an amended employment agreement with its Chief Marketing and Revenue Officer (the “Employment Agreement”), which automatically ends on December 31, 2020, the date upon which the employee will retire from the Company. Among other terms of the Employment Agreement, the Company agreed to, upon retirement and entry into customary documentation at such time, extend the term of 109,024 stock options to December 31, 2025, resulting in incremental stock-based compensation expense recognized of $479,521 for the three and nine months ended September 30, 2020.

ASC 718 requires the use of the fair-value-based method for measuring the value of stock-based compensation. The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model. The estimated fair value of each grant of stock options awarded during the nine months ended September 30, 2020 and 2019 was determined using the following assumptions:

•

Expected Term. Due to the lack of a public market for the trading of shares of the Company’s common stock prior to the Company’s IPO that closed on September 25, 2020, and the lack of sufficient Company-specific historical data, the expected term of employee stock options is determined using the “simplified” method, as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

•

Risk-free Interest Rate. The risk-free interest rate is based on the interest rate payable on United States Treasury yield curve in effect at the time of grant for a period that is commensurate with the assumed expected term.

•	Dividend Yield. The dividend yield is 0% because the Company has never paid, and for the foreseeable future does not expect to pay, dividend on its shares of common stock.

•

Expected Volatility. The expected volatility is based on the volatility of the Company’s stock price from historical private offerings and market closing price following the Company’s IPO, combined with the historical stock prices of identified peer companies. Given the limited history of both the Company and comparable publicly traded peer companies, the available historical stock prices do not cover the expected term of the option. However, the Company determined that the calculated volatility still provides an appropriate basis for a reasonable and fair estimate.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

The inputs and assumptions used to estimate the fair value of share-based payment awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different inputs and assumptions, the Company’s share-based compensation expense could be materially different for future awards.

For the nine months ended September 30, 2020 and 2019, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	For the Nine Months Ended September 30,
	2020	2019
Weighted-average expected volatility	70.18%	61.65%
Weighted-average expected term (years)	6.23	5.98
Weighted-average expected risk-free interest rate	0.70%	1.92%
Dividend yield	0.00%	0.00%

Weighted-average fair value of options granted	$17.22	$5.10

12.	Preferred Stock

On September 25, 2020, the Company completed its IPO in which the Company issued and sold 3,047,500 shares of its common stock at a public offering price of $22.00 per share. Upon the closing of the IPO, all outstanding shares of the Company’s preferred stock converted into shares of common stock, consisting of (i) 162,340 outstanding shares of Series A-1 convertible preferred stock converting into 324,680 aggregate shares of common stock, (ii) 152,253 outstanding shares of Series A-2 convertible preferred stock converting into 304,506 aggregate shares of common stock, and (iii) 383,142 outstanding shares of Series B-1 convertible preferred stock converting into 766,284 aggregate shares of common stock.

As of September 30, 2020, the Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share, and there were no shares of preferred stock issued or outstanding.

As of December 31, 2019, the Company was authorized to issue 1,329,680 shares of preferred stock, par value $0.001 per share, including 1,117,426 shares of Series A-1 preferred stock, 609,078 of which were undesignated preferred, and 152,253 shares of Series A-2 preferred stock, and 162,340 shares of Series A-1 preferred stock and 152,253 shares of Series A-2 preferred stock were outstanding.

Series A-1 and A-2 Preferred Stock

Effective November 19, 2018, the Company executed a capital transaction of $25,000,000 with a private investor, with $15,000,000 funded at the closing date and an additional $10,000,000 to be funded one year following the execution. The additional tranche was determined to be embedded in the initial agreement and not subject to bifurcation accounting. The investing entity received Series A-1 preferred stock, carrying certain standard protective provisions.

In conjunction with this equity infusion, in November and December 2018, the Company further sold to existing stockholders an additional $7,000,000 of shares of Series A-1 and A-2 preferred stock.

All shares of Series A-1 and A-2 preferred stock issued are convertible into common stock at any time at the option of the holder, or mandatorily convertible into common stock upon the event of an initial public offering. The Series A-1 and A-2 preferred stock are redeemable upon the occurrence of a deemed liquidation event. The Company determined that this redemption feature requires classification of both Series A-1 and A-2 preferred stock as mezzanine equity in our balance sheet as of December 31, 2019.

Shares of Series A-2 preferred stock were issued at a 20% discount, based on preexisting terms in a line of credit agreement with East. As a result, the $673,133 was recorded as a reduction to additional paid-in-capital in 2018 and was considered a deemed dividend increasing the net loss attributable to common stockholders.

On November 18, 2019, the Company negotiated the repurchase of 609,013 shares of Series A-1 preferred stock from a private investor for $7,500,000, or $12.32 per share, and the termination of the private investor’s commitment to fund an additional $10,000,000 in November 2019. At the time of repurchase, the carrying value of the shares of Series A-1 preferred stock outstanding on the balance sheet was $14,999,901, or a value of $24.63 per share. The favorable rate at which the shares were able to be negotiated resulted in a deemed contribution of $7,448,879 which was included in net loss available to common stockholders.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Series B-1 and B-2 Preferred Stock

Effective April 13, 2020, the Company completed a private placement to DMV for 383,142 shares of its Series B-1 Preferred Stock for total proceeds of $10,000,006, or $26.10 per share. The shares of Series B-1 Preferred Stock issued were convertible into common stock at any time at the option of the holder, or mandatorily convertible into common stock upon the event of an initial public offering. The Series B-1 Preferred Stock were redeemable upon the occurrence of a deemed liquidation event. The Company determined that this redemption feature required classification of the Series B-1 Preferred Stock as mezzanine equity in our balance sheet.

In connection with the closing of the private placement of Series B-1 Preferred Stock on April 13, 2020, the Company entered into a Stockholder Agreement with DMV, under which the Company granted DMV (i) the right to purchase a specified percentage of the Company’s common stock in the event of an initial public offering of the Company’s common stock or in a concurrent private placement (the “Participation Right”), (ii) the right to designate one member to Laird Superfood’s board of directors, and (iii) the right to designate a representative as an observer to Laird Superfood’s board of directors, in each case for so long as DMV and its affiliates hold more than five percent of the shares of the Company’s outstanding common stock. The Participation Right terminated upon the IPO. On August 28, 2020, DMV waived its right to designate a member of the board of directors for election, contingent upon the IPO closing on or before December 31, 2020, but DMV’s right to designate an observer of the board of directors will continue for so long as DMV holds more than five percent of the outstanding common stock of the Company. The Company also issued a warrant to purchase common stock to DMV on April 13, 2020, which provided that if DMV exercised the Participation Right for $10,000,000 of shares of the Company’s common stock, DMV would have been entitled to purchase at the time of the closing of the offering, for $0.005 per share, a number of shares of the Company’s common stock equal to ten percent of the shares then held by DMV and its affiliates (including shares issuable upon conversion of the Series B-1 Preferred Stock), but excluding the amounts purchased by DMV or its affiliates in the offering or otherwise.

In accordance with ASC 480, the Company recorded the Series B-1 Preferred Stock issued with detachable warrants by allocating the proceeds to the instruments based on their relative fair values. Utilizing the Black-Scholes option pricing model, the Company calculated the fair value of the warrants on April 13, 2020 to be approximately $899,617. The fair value of the warrants was computed assuming a risk-free interest rate of 0.17%, no dividends, expected volatility of approximately 65%, which was calculated based on a combination of historical volatility and the history of comparable peer companies, and an expected warrant life of approximately 0.75 years. As a result, the relative fair value for the warrants of $825,366 was recorded as an increase to additional paid-in-capital and a preferred stock discount.

The discount was initially amortized as a deemed discount over approximately 11.5 months, which is estimated based on the expected timing of a warrant exercisability trigger and the customary lock-up agreement of six months once exercised. DMV purchased $2,000,020 of our common stock in a private placement immediately subsequent to the consummation of the IPO, which did not meet the participation minimum to exercise the warrant, rendering the warrants null. The Company recorded the deemed dividend on the warrants of $645,939 and $825,366 during the three and nine months ended September 30, 2020, respectively, increasing the net loss attributable to common stockholders.

13.	Earnings per Share

Basic earnings (loss) per share is determined by dividing net loss attributable to Laird Superfood, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is similarly determined, except that the denominator is increased to include the number of additional common and preferred shares that would have been outstanding if all dilutive potential common and preferred shares had been issued. Dilutive potential common and preferred shares consist principally of employee stock options. Restricted stock units, and convertible preferred stock issued by the Company and are calculated using the treasury stock method. Basic earnings per share is reconciled to diluted earnings per share in the following table:

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(3,355,084)	$(2,373,182)	$(8,356,704)	$(6,344,853)

Less deemed dividend of beneficial conversion feature	—	—	(825,366)	—
Less deemed dividend on warrant discount	(645,939)	—	(825,366)	—

Net loss attributable to Laird Superfood, Inc. common stockholders	(4,001,023)	(2,373,182)	(10,007,436)	(6,344,853)

Weighted average shares outstanding- basic	4,672,041	3,592,735	4,427,114	3,541,001
Dilutive securities	—	—	—	—

Weighted average shares outstanding- diluted	4,672,041	3,592,735	4,427,114	3,541,001

Common stock equivalent shares excluded due to anti-dilutive effect	883,260	2,636,440	883,260	2,636,440

Basic and diluted:
Net loss per share (basic)	$(0.86)	$(0.66)	$(2.26)	$(1.79)

Net loss per share (diluted)	$(0.86)	$(0.66)	$(2.26)	$(1.79)

14.	Concentrations

The Company had 52 percent of trade accounts receivable from three customers as of September 30, 2020. The Company had 81 percent of trade accounts receivable from three customers as of December 31, 2019.

The Company had 56 percent of accounts payable due to two vendors as of September 30, 2020. The Company had 55 percent of accounts payable due to four vendors as of December 31, 2019.

The Company sold a substantial portion of products to three customers (46%) for the three months ended September 30, 2020. As of September 30, 2020, the amount due from these customers included in accounts receivable was $500,769. The Company had no significant customers for the three months ended September 30, 2019. The Company sold a substantial portion of products to one customer (25%) for the nine months ended September 30, 2020 and had no significant customers for the nine months ended September 30, 2019. The loss of a significant customer, or the failure to attract new customers, could have an adverse effect on the Company’s business, results of operation and financial condition.

The Company purchased a substantial portion of raw materials and packaging from three suppliers (60%) and three suppliers (80%) for the three months ended September 30, 2020 and 2019, respectively. The Company purchased a substantial portion of raw materials and packaging from one supplier (38%) and three suppliers (71%) for the nine months ended September 30, 2020 and 2019, respectively. The loss of any major supplier could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Vietnam, Indonesia, and the Sri Lanka geographically accounted for approximately 63% and 59% of our total raw materials and packaging purchases in the three and nine months ended September 30, 2020, respectively. Vietnam, Indonesia, and the Philippines geographically accounted for approximately 78% and 66% of our total raw materials and packaging purchases in the three and nine months ended September 30, 2019, respectively. In the event that our supply from our current suppliers is interrupted, our operations may be interrupted resulting in lost revenue, added costs and distribution delays that could harm our business and customer relationships until we are able to identify and enter into an agreement with one or more alternative suppliers.

15.	Related Party

The Company conducts business with suppliers and service providers who are also stockholders of the Company. From time to time, service providers are offered shares of common stock as compensation for their services. Shares provided as compensation are calculated based on the fair value of the service provided and the most recent equity offering price per share. Additional material related party transactions are noted below.

License Agreements

On May 26, 2020, the Company executed a License and Preservation Agreement which superseded the predecessor license and preservation agreement with both Mr. Hamilton and Ms. Reece. Among other modifications, the agreement (i) modified certain approval rights, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred year term. No additional consideration was exchanged in connection with the agreement. See additional discussion related to the 2020 License in Note 1 of the financial statements.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Concurrent Private Placement

Danone Manifesto Ventures, PBC (“DMV”) purchased 90,910 shares of our common stock in a private placement immediately subsequent to the consummation of the IPO for a total purchase price of $2,000,020, at a price per share of $22.00.

16.	Revenue Recognition

The Company’s primary source of revenue is sales of coffee creamers, hydration and beverage enhancing supplements, and coffee, tea and hot chocolate products. The Company recognizes revenue when control of the promised good or service is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various shipping terms applicable to the Company’s sales. Each delivery or shipment made to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collection of the sales price under normal credit terms. Additionally, the Company estimates the impact of certain common practices employed by us and other manufacturers of consumer products, such as scan-based trading, product rebate and other pricing allowances, product returns, trade promotions, sales broker commissions and slotting fees. These estimates are recorded at the end of each reporting period.

In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended September 30,
	2020		2019
	$	% of Total	$	% of Total
Coffee Creamers	$5,223,724	69%	$2,224,596	64%
Hydration and Beverage Enhancing Supplements	1,031,834	14%	633,264	18%
Coffee, Tea, and Hot Chocolate Products	2,188,022	29%	578,379	16%
Other	168,720	2%	139,096	4%

Gross Sales	8,612,300	114%	3,575,335	102%
Shipping income	25,737	0%	132,033	4%
Returns and discounts	(1,024,964)	(14%)	(220,033)	(6%)

Sales, net	$7,613,073	100%	$3,487,335	100%

	Nine Months Ended September 30,
	2020		2019
	$	% of Total	$	% of Total
Coffee Creamers	$13,241,592	71%	$5,933,639	66%
Hydration and Beverage Enhancing Supplements	2,881,132	15%	1,475,051	16%
Coffee, Tea, and Hot Chocolate Products	4,167,163	22%	1,309,524	15%
Other	368,983	2%	346,210	4%

Gross Sales	20,658,870	110%	9,064,424	101%
Shipping income	221,082	1%	329,342	4%
Returns and discounts	(2,174,824)	(11%)	(461,124)	(5%)

Sales, net	$18,705,128	100%	$8,932,642	100%

The Company generates revenue through three channels: online, wholesale, and food service:

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

	Three Months Ended September 30,
	2020		2019
	$	%	$	%
Online	$3,713,773	49%	$2,229,878	64%
Wholesale	3,773,285	50%	1,168,306	34%
Food Service	126,015	1%	89,151	2%

Total Sales, net	$7,613,073	100%	$3,487,335	100%

	Nine Months Ended September 30,
	2020		2019
	$	%	$	%
Online	$10,049,039	54%	$5,325,768	60%
Wholesale	8,324,286	45%	3,449,941	39%
Food Service	331,803	1%	156,933	1%

Total Sales, net	$18,705,128	100%	$8,932,642	100%

Contract assets and liabilities (rewards programs, accrued returns, and customer deposits) have been estimated and recorded as of September 30, 2020. Contract assets and liabilities recorded on the balance sheet were considered insignificant as of September 30, 2019. Receivables from contracts with customers are included in Accounts Receivable, net on the Company’s balance sheets. As of September 30, 2020 and December 31, 2019, Accounts receivable, net included, $782,475 and $384,806, respectively, in receivables from contracts with customers.

17.	Impact of COVID-19

Since January of 2020, the coronavirus (COVID-19) outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused significant disruptions in international and U.S. economies and markets. In the first three quarters of 2020, demand for our shelf-stable powdered coffee creamers, hydration and beverage enhancing supplements, and coffee, tea and hot chocolate products has risen as consumers prepare more meals in their homes. As we work in a critical infrastructure industry as part of the nation’s food supply, we have implemented health and safety policies for all of our staff, including a transition to telework wherever reasonably possible; enacted strict sanitation protocols throughout our operations; and restricted access to visitors. Our top priority is the health and safety of our employees, and we are following published guidelines by the Centers for Disease Control and Prevention and other governmental health organizations in implementing procedures to protect our employees. The pandemic is an ever evolving and challenging situation and its impact on our business in the future is uncertain.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, filed with the Securities and Exchange Commission, or the SEC, on September 23, 2020 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Laird Superfood is an emerging consumer products platform focused on manufacturing and marketing highly differentiated plant-based and functional foods. The core pillars of the Laird Superfood platform are currently Superfood Creamer coffee creamers, Hydrate hydration products and beverage enhancing supplements, and roasted and instant coffees, teas and hot chocolate. Consumer preferences within the evolving food and beverage industry are shifting away from processed and sugar-laden food and beverage products, as well as those containing significant amounts of highly processed and artificial ingredients. Laird Superfood’s long-term goal is to build the first scale-level and widely recognized brand that authentically focuses on natural ingredients, nutritional density and functionality, allowing the Company to maximize penetration of a multi-billion-dollar opportunity in the grocery market.

We have experienced strong sales growth since inception. Net sales increased to $7.6 million in the three months ended September 30, 2020, from $3.5 million in the three months ended September 30, 2019, representing net sales growth of 118%. Net sales increased to $18.7 million in the nine months ended September 30, 2020, from $8.9 million in the nine months ended September 30, 2019, representing net sales growth of 109%. The growth in both the three and nine months ended September 30, 2020 was primarily driven by a significant expansion of our customer base in both online and traditional wholesale channels.

Our omnichannel distribution strategy has three key components: online, wholesale and food service. In aggregate, this omnichannel strategy provides us with a diverse set of customers and wholesale partners, along with an opportunity to develop a direct relationship with our customers at lairdsuperfood.com. We believe that, along with a trusted brand name, extensive proprietary distribution is a critical long-term and sustainable barrier to entry in the food industry.

Our online business is two pronged and consists of lairdsuperfood.com and Amazon.com. For the three months ended September 30, 2020 and 2019, the online business made up 49% and 64% of our net sales, respectively. For the nine months ended September 30, 2020 and 2019, the online business made up 54% and 60% of our net sales, respectively. Lairdsuperfood.com is a platform that provides an authentic brand experience for our customers that drives engagement and provides feedback for future product development, while generating highly attractive margins. We view our growing proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. Content on our website allows Laird Superfood to educate consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for almost two-thirds of lairdsuperfood.com sales during the nine months ended September 30, 2020.

Our wholesale business addresses the $695 billion grocery industry, specifically the $152 billion Natural, Organic and Functional Foods and Beverages sub-segment, which has been increasing its proportion of the grocery industry, as well as many non-grocery retail channels. For the three months ended September 30, 2020 and 2019, wholesale revenue comprised 50% and 34% of our net sales, respectively. For the nine months ended September 30, 2020 and 2019, wholesale made up 45% and 39% of our net sales, respectively. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, outdoor and drug stores. We currently estimate our products are in over 7,200 retail door locations across the United States and we believe the long-term potential store base exceeds 20,000 retail locations in the United States. The diversity of our retail channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

Initial Public Offering

On September 23, 2020 the Company completed its initial public offering (“IPO”), in which the Company issued and sold 3,047,500 shares of its common stock at a public offering price of $22.00 per share, including 397,500 shares of common stock upon the exercise of the underwriter’s option to purchase additional shares. After underwriting discounts and commissions and other offering costs, net proceeds from the IPO were approximately $62,103,711. Offering costs of approximately $1,131,291 were recognized as a reduction of additional-paid-in capital.

Upon the closing of the IPO, all outstanding shares of the Company’s preferred stock converted into shares of common stock, consisting of (i) 162,340 outstanding shares of Series A-1 convertible preferred stock converting into 324,680 aggregate shares of common stock, (ii) 152,253 outstanding shares of Series A-2 convertible preferred stock converting into 304,506 aggregate shares of common stock, and (iii) 383,142 outstanding shares of Series B-1 convertible preferred stock converting into 766,284 aggregate shares of common stock.

Concurrent Private Placement

Danone Manifesto Ventures, PBC (“DMV”) purchased $2,000,020 of our common stock in a private placement immediately subsequent to the consummation of the IPO, at a price per share of $22.00.

Key Factors Affecting our Performance

We believe that our future performance will depend on many factors, including the following:

Ability to Grow Our Customer Base in both Online and Traditional Wholesale Distribution Channels

We are currently growing our customer base through both paid and organic online channels, as well as by expanding our presence in a variety of physical retail distribution channels. Online customer acquisitions typically occur at our direct website lairdsuperfood.com and Amazon.com. Our online customer acquisition program includes paid and unpaid social media, search, display and traditional media. Our products are also sold through a growing number of physical retail channels. Wholesale customers include grocery chains, natural food outlets, club stores, and drug stores, and food service customers include coffee shops, gyms, restaurants, hospitality venues and corporate dining services, among others. Customer acquisition in physical retail channels depends on, among other things, paid promotions through retailers, display and traditional media.

Ability to Acquire and Retain Customers at a Reasonable Cost

We believe an ability to consistently acquire and retain customers at a reasonable cost relative to projected life-time value will be a key factor affecting future performance. To accomplish this goal, we intend to balance advertising spend between online and offline channels, as well as balancing more targeted and measurable “direct response” marketing spend with advertising focused on increasing our long-term brand recognition, where success attribution is less directly measurable on a near-term basis.

Ability to Drive Repeat Usage of Our Products

We accrue substantial economic value from repeat users of our products who consistently re-order our products. The pace of our growth rate will be affected by the repeat usage dynamics of existing and newly acquired customers.

Ability to Expand Our Product Line

Our goal is to substantially expand our product line over time to increase our growth opportunity and reduce product-specific risks through diversification into multiple products each designed around daily use. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time.

Ability to Expand Gross Margins

Our overall profitability will be impacted by our ability to expand gross margins through effective sourcing of raw materials, controlling labor and shipping costs, as well as spreading other production-related costs over greater manufacturing volumes.

Ability to Expand Operating Margins

Our ability to expand operating margins will be impacted by our ability to cover fixed general and administrative costs and variable sales and marketing costs with higher revenues and gross profit dollars.

Ability to Manage Our Global Supply Chain and Expand Production In-line with Demand

Our ability to grow and meet future demand will be affected by our ability to properly plan for and source inventory from a variety of suppliers located inside and outside the United States.

Ability to Optimize Key Components of Working Capital

Our ability to reduce cash burn in the near-term and eventually generate positive cash flow will be partially impacted by our ability to effectively manage all the key working capital components that could influence our cash conversion cycle.

Components of Results of Operations

Sales, net

We sell our products indirectly to consumers through a broad set of physical wholesale channels. We also derive revenue from the sale of our products directly to consumers through our direct website, as well as third-party online channels.

Cost of Goods Sold

Our cost of goods sold consists primarily of raw material costs, labor costs directly related to producing our products, including wages and benefits, shipping costs, lease expenses and other factory overhead costs related to various aspects of production, warehousing and shipping.

Operating Expenses

Our operating expenses consist of general and administrative, research and product development, and sales and marketing expenses.

We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and higher expenses for insurance, investor relations and professional services. We expect our general and administrative expenses will increase as our business grows.

Interest Expense

Interest expense for the three and nine months ended September 30, 2019 consisted primarily of interest related to our additional rent owed to our landlord for landlord improvements. There was no interest expense incurred for the three or nine months ended September 30, 2020.

Benefit from Income Taxes

Due to our history of operating losses and expectation of future operating losses, we do not expect any significant income tax expenses and benefits for the foreseeable future.

Results of Operations

Comparison of the three and nine months ended September 30, 2020 (“Q3 2020” and “YTD2020”, respectively) and September 30, 2019 (“Q3 2019” and “YTD2019”, respectively)

The following table summarizes our results of operations for the periods indicated:

	For the three months ended September 30,
	2020	2019	$ Change	% Change
Sales, net	$7,613,073	$3,487,335	$4,125,738	118%
Cost of goods sold	(5,734,144)	(2,026,930)	(3,707,214)	183%

Gross profit	1,878,929	1,460,405	418,524	29%
Gross margin	24.7%	41.9%

General and administrative	2,218,819	1,376,302	842,517	61%
Research and product development	102,879	109,978	(7,099)	(6%)
Sales and marketing	2,939,061	2,385,080	553,981	23%

Total expenses	5,260,759	3,871,360	1,389,399	36%

Operating loss	(3,381,830)	(2,410,955)	(970,875)	40%
Other income(expense)	26,746	37,773	(11,027)	(29%)

Loss before income taxes	(3,355,084)	(2,373,182)	(981,902)	41%
Benefit from income taxes	—	—	—	0%

Net loss	(3,355,084)	(2,373,182)	(981,902)	41%
Less deemed dividend of warrants	(645,939)	—	(645,939)	100%

Net loss attributable to Laird Superfood, Inc. common stockholders	$(4,001,023)	$(2,373,182)	$(1,627,841)	(69%)

	For the nine months ended September 30,
	2020	2019	$ Change	% Change
Sales, net	$18,705,128	$8,932,642	$9,772,486	109%
Cost of goods sold	(13,384,880)	(5,296,485)	(8,088,395)	153%

Gross profit	5,320,248	3,636,157	1,684,091	46%
Gross margin	28.4%	40.7%

General and administrative	5,650,832	3,709,801	1,941,031	52%
Research and product development	363,990	186,412	177,578	95%
Sales and marketing	7,727,578	6,265,300	1,462,278	23%

Total expenses	13,742,400	10,161,513	3,580,887	35%

Operating loss	(8,422,152)	(6,525,356)	(1,896,796)	29%
Other income(expense)	65,448	180,503	(115,055)	(64%)

Loss before income taxes	(8,356,704)	(6,344,853)	(2,011,851)	32%
Benefit from income taxes	—	—	—	0%

Net loss	(8,356,704)	(6,344,853)	(2,011,851)	32%
Less deemed dividend of beneficial conversion feature	(825,366)	—	(825,366)	100%
Less deemed dividend of warrants	(825,366)	—	(825,366)	100%

Net loss attributable to Laird Superfood, Inc. common stockholders	$(10,007,436)	$(6,344,853)	$(3,662,583)	(58%)

Sales, Net

	Three months ended September 30,		2020 v. 2019 Change
	2020	2019	$	%
Sales, net	$7,613,073	$3,487,335	$4,125,738	118%

Net sales increased by $4.1 million to $7.6 million in Q3 2020, compared to $3.5 million in Q3 2019. This increase was due to a combination of growth in our online and wholesale channels, primarily caused by an increase in sales volume. Products introduced after Q3 2019, including Original with Functional Mushrooms Creamer, Hot Chocolate with Functional Mushrooms, Organic Peruvian Coffee with Functional Mushrooms and Liquid Creamers, accounted for $2.0 million of gross sales in Q3 2020. Year-over-year gross sales growth in existing products accounted for $2.1 million of the increase in gross sales in Q3 2020 compared to Q3 2019. During Q3 2020, 35% of lairdsuperfood.com sales were repeat orders, compared to 31% in Q3 2019, and 31% of our lairdsuperfood.com sales came from subscription programs, compared to 30% in Q3 2019.

	Nine months ended September 30,		2020 v. 2019 Change
	2020	2019	$	%
Sales, net	$18,705,128	$8,932,642	$9,772,486	109%

Net sales increased by $9.8 million to $18.7 million YTD2020, compared to $8.9 million YTD2019. This increase was due to a combination of growth in our online and wholesale channels, primarily caused by an increase in sales volume. Products introduced after YTD2019, including Original with Functional Mushrooms Creamer, Hot Chocolate with Functional Mushrooms, Organic Peruvian Coffee with Functional Mushrooms and Liquid Creamers, accounted for $3.2 million of gross sales in YTD2020. Year-over-year gross sales growth in existing products accounted for $6.5 million of the increase in gross sales in YTD2020 compared to YTD2019. During YTD2020, 32% of our lairdsuperfood.com sales were repeat orders, compared to 34% in YTD2019, and 31% of our lairdsuperfood.com sales came from subscription programs, compared to 30% in YTD2019.

Cost of Goods Sold

	Three months ended September 30,		2020 v. 2019 Change
	2020	2019	$	%
Cost of Goods Sold	$(5,734,144)	$(2,026,930)	$(3,707,214)	183%

Cost of goods sold increased by $3.7 million in Q3 2020 to $5.7 million from $2.0 million in Q3 2019, primarily due to sales growth in the 2020 period, elevated waste costs related to the early production of our new liquid creamer product line, elevated outbound shipping costs, and increased co-packing costs primarily associated with our liquid creamer product line.

	Nine months ended September 30,		2020 v. 2019 Change
	2020	2019	$	%
Cost of Goods Sold	$(13,384,880)	$(5,296,485)	$(8,088,395)	153%

Cost of goods sold increased by $8.1 million in YTD2020 to $13.4 million from $5.3 million in YTD2019, primarily due to sales growth in the 2020 period, elevated inbound freight expenses for additional raw materials in response to an unanticipated increase in demand associated with COVID-19, elevated waste costs related to the early production of our new liquid creamer product line and increased co-packing costs primarily associated with our liquid creamer product line.

Gross Profit

	Three months ended September 30,		2020 v. 2019 Change
	2020	2019	$	%
Gross Profit	$1,878,929	$1,460,405	$418,524	29%

Gross profit increased by $419 thousand in Q3 2020 to $1.9 million from $1.5 million in Q3 2019, primarily due to sales growth in Q3 2020, partially offset by a decrease in gross margins. Gross margin decreased to 24.7% in Q3 2020 compared to 41.9% in Q3 2019, primarily due to disposal costs related to the early production and distribution of our new liquid creamer product line, elevated outbound shipping costs, and increased co-packing costs primarily associated with our liquid creamer product line.

	Nine months ended September 30,		2020 v. 2019 Change
	2020	2019	$	%
Gross Profit	$5,320,248	$3,636,157	$1,684,091	46%

Gross profit increased by $1.7 million in YTD2020 to $5.3 million from $3.6 million in YTD2019, primarily due to sales growth in YTD2020, partially offset by a decrease in gross margins. Gross margin decreased to 28.4% in YTD2020 compared to 40.7% in YTD2019, primarily due to elevated inbound freight expenses for additional raw materials in response to an unanticipated increase in demand associated with COVID-19, elevated disposal costs related to the early production and distribution of our new liquid creamer product line and increased co-packing costs primarily associated with our liquid creamer product line.

Operating Expenses

	Three months ended September 30,		2020 v. 2019 Change
	2020	2019	$	%
Operating Expenses
General and Administrative	$2,218,819	$1,376,302	$842,517	61%
Research and Product Development	102,879	109,978	(7,099)	(6%)
Sales and Marketing	2,939,061	2,385,080	553,981	23%

Total Operating Expenses	$5,260,759	$3,871,360	$1,389,399	36%

General and administrative expense increased by $843 thousand in Q3 2020 to $2.2 million from $1.4 million in Q3 2019, primarily due to IPO related expenses for accelerated stock option vesting, discretionary bonuses, professional fees, and travel.

Research and product development expense decreased by $7 thousand to $103 thousand in Q3 2020 from $110 thousand in Q3 2019, primarily due to decreased payroll expenses.

Sales and marketing expense increased by $554 thousand in Q3 2020 to $2.9 million from $2.4 million in Q3 2019, primarily due to a stock option modification expense.

	Nine months ended September 30,		2020 v. 2019 Change
	2020	2019	$	%
Operating Expenses
General and Administrative	$5,650,832	$3,709,801	$1,941,031	52%
Research and Product Development	363,990	186,412	177,578	95%
Sales and Marketing	7,727,578	6,265,300	1,462,278	23%

Total Operating Expenses	$13,742,400	$10,161,513	$3,580,887	35%

General and administrative expense increased by $1.9 million in YTD2020 to $5.7 million from $3.7 million in YTD2019, primarily due to IPO related expenses for accelerated stock option vesting, discretionary bonuses, professional fees and travel, as well as an asset impairment recorded during the second quarter.

Research and product development expense increased by $178 thousand to $364 thousand in YTD2020 from $186 thousand in YTD2019, primarily due to increased product development efforts and payroll expenses.

Sales and marketing expense increased by $1.5 million in YTD2020 to $7.7 million from $6.3 million in YTD2019, primarily due to increased advertising and payroll, as well as a stock option modification expense.

Other Income

	Three months ended September 30,		2020 v. 2019 Change
	2020	2019	$	%
Other income (expense)	$26,746	$37,773	$(11,027)	(29%)

Other income is composed of interest income, gain on sale of available-for-sale securities, and dividend income. Interest income, primarily related to interest income on investment securities available-for-sale, decreased to $20 thousand in Q3 2020 compared to $52 thousand in Q3 2019 due to decreased investment balances. Gain on the sale of available-for-sale securities was $6 thousand in Q3 2020 compared to $0 in Q3 2019. Dividend income was $0 in Q3 2020 compared to $5 thousand in Q3 2019.

	Nine months ended September 30,		2020 v. 2019 Change
	2020	2019	$	%
Other income (expense)	$65,448	$180,503	$(115,055)	(64%)

Other income is composed of interest income, gain on sale of available-for-sale securities, dividend income and grant income. Other income (expense) decreased to $65 thousand in YTD2020 compared to $181 thousand in YTD2019. Interest income on investment securities available-for-sale decreased to $44 thousand for YTD2020 compared to $115 thousand for YTD2019 due to decreased investment balances. Gain on the sale of available-for-sale securities was $14 thousand in YTD2020 compared to $0 in YTD2019. Dividend income was $7 thousand for YTD2020 compared to $34 thousand for YTD2019. Grant income, primarily related to conversion of a forgivable loan with Deschutes County into a grant, decreased to $0 in YTD2020 compared to $50 thousand YTD2019 due to timing of forgiveness.

Liquidity and Capital Resources

As of September 30, 2020, we had incurred accumulated net losses of $27.4 million, including operating losses of $8.4 million and $6.5 million for YTD2020 and YTD2019, respectively. We expect to incur additional operating losses as we continue efforts to grow our business, and we expect to incur additional expenses associated with being a public company. We have historically financed our operations and capital expenditures through private placements of our preferred stock and common stock, as well as lines of credit and term loans.

Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.

As of September 30, 2020, we had $73.4 million of cash-on-hand and investments and $9.4 million of available borrowings under our lines of credit. As of December 31, 2019, we had $6.5 million of cash-on-hand and investments and $7.5 million of available borrowings under our lines of credit. As of September 30, 2020, and December 31, 2019, we had $51 thousand outstanding under our forgivable loans with the City of Sisters, Oregon and no amounts were outstanding under our lines of credit.

We currently have an approximately 26,000 square foot warehouse under construction adjacent to our current buildings and have purchased five adjoining lots providing opportunity for expansion of our campus if needed. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our product platforms, the introduction of new products and acquisition activity. We expect to continue to incur operating losses for the foreseeable future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months following the date of this report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, if additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.

Cash Flows

Comparison of the nine months ended September 30, 2020 and September 30, 2019

The following table shows a summary of our cash flows for the periods presented:

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities	$(7,097,896)	$(6,943,359)
Cash flows from investing activities	4,116,695	(8,425,178)
Cash flows from financing activities	74,924,777	5,566,626

Net change in cash	$71,943,576	$(9,801,911)

Cash Flows from Operating Activities

Cash used in operating activities was $7.1 million for YTD2020 as compared to $6.9 million for YTD2019, both of which are primarily the result of the operating losses for the periods.

Cash Flows from Investing Activities

Cash provided from investing activities was $4.1million for YTD2020 as compared to cash used of $8.4 million for YTD2019. Cash inflows during YTD2020 were primarily related to proceeds from maturities and sales of investments available-for-sale. Cash outflows during YTD2019 primarily related to purchases of investments available-for-sale and purchases of manufacturing equipment.

Cash Flows from Financing Activities

Cash provided by financing activities was $74.9 million for YTD2020 compared to $5.6 million for YTD2019. Cash inflows for YTD2020 primarily related to the IPO on September 25, 2020, which generated net proceeds of $64.1 million, while cash inflows for YTD2019 primarily related to a private round of equity funding.

Contractual Obligations and Commitments

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of September 30, 2020:

Payments Due by Period	Operating Leases(1)	Note Payable	Total
2020	$58,359	$—	$58,359
2021	237,737	51,000	288,737
2022	244,869	—	244,869
2023	252,216	—	252,216
2024	259,782	—	259,782
Thereafter	1,132,122	—	1,132,122

	$2,185,085	$51,000	$2,236,085

(1)	Operating lease obligations related to our manufacturing facility leases dated March 1, 2018 and December 17, 2018.

Critical Accounting Policies and Estimates

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our final prospectus for our IPO filed with the SEC on September 23, 2020 pursuant to Rule 424(b)(4) under the Securities Act and the notes to the unaudited interim financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2020, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on September 23, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

See Recently Issued Accounting Pronouncements in Note 1 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Emerging Growth Company Status

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	a requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	an exemption from the auditor attestation requirement on the effectiveness of our internal control over financial reporting;

•	reduced disclosure about our executive compensation arrangements; and

•	no non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these provisions until the end of the fiscal year in which the fifth anniversary of our IPO occurs, or such earlier time when we no longer qualify as an emerging growth company. We would cease to be an emerging growth company on the earlier of (1) the last day of the fiscal year (a) in which we have more than $1.07 billion in annual revenue or (b) in which we have more than $700 million in market value of our capital stock held by non-affiliates, or (2) the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all these reduced burdens.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards, and therefore we will not be subject to the same requirements to adopt new or revised accounting standards as other public companies that are not emerging growth companies.

Item 3.	Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited financial statements and related notes, before making a decision to invest in our common stock. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of before making a decision to invest in our common stock. These risks include, but are not limited to, the following:

•	we have incurred significant losses since our inception and there is no assurance of profitability;

•	we have a limited operating history which may make it difficult to assess our future viability;

•	our exposure to the risk of food regulation, safety and quality issues, and associated regulatory and legal action from consumers, third-parties, or regulators;

•	we may not be able to successfully implement our growth strategy on a timely basis or at all or manage any future growth effectively;

•	we may need additional funding in order to grow our business;

•	our products are new, and our industry is rapidly evolving, and our current or future products may fail or achieve only minimal market acceptance;

•	our product categories face a high level of competition, including from more established and larger companies;

•

we are subject to the risks associated with conducting business operations outside of the U.S., including changes in foreign currency exchange rates and the inability to enforce our intellectual property rights outside of the U.S.;

•

we rely on a small number of suppliers, many of which are located outside of the U.S., to provide our raw materials, and our supply chain may be interrupted and prevent us from obtaining the necessary materials we need to operate;

•	our business may be harmed by fluctuations in the availability of raw materials and other inputs, and we may face increased costs for raw materials and other inputs;

•	we rely on key management personnel and the reputation of our founders for the success of our business;

•	the erosion of the reputation of our brand or one or more of our leading products could negatively impact our sales and results of operations;

•	our continued success depends on our ability to innovate on a cost-effective basis, predict changes in consumer preferences and develop successful new products and marketing strategies in response;

•	consumer preferences for natural and organic food products are difficult to predict and may change;

•

any change in the prominence of our website in either paid or algorithmic search result listings or an increase in purchasing digital ads could cause the number of visitors to our website and our revenue to decline;

•	we may be unable to adequately protect our brand and our other intellectual property rights;

•	we may be subject to claims that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets;

•	technology failures or security breaches could disrupt our operations and adversely affect our business;

•	we face risks from natural disasters and climate change;

•	the COVID-19 pandemic could adversely affect our business;

•	we may face labor shortages or increased labor costs;

•	we have previously identified material weaknesses in our internal control over financial reporting and we may have additional material weaknesses currently or in the future;

•	our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;

•	we face risks associated with becoming a public company, including increased costs and litigation risks;

•

we are an “emerging growth company” and our reliance on exemptions from certain disclosure requirements that are applicable to other public companies may make our common stock less attractive to investors;

•	our governing documents and Delaware law could discourage a takeover that shareholders may consider favorable;

•	our management owns a significant portion of our common stock which could limit or restrict our other shareholders’ ability to influence corporate matters;

•	the market price for our common stock may be highly volatile;

•	we may not be able to satisfy the listing requirements of the NYSE American;

•	we do not anticipate paying any cash dividends in the foreseeable future; and

•

our certificate of incorporation limits the forums for disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

This summary is not complete and you should consider carefully the risks and uncertainties described below. If we are unable to adequately address these and other risks we face, our business, financial condition, results of operations and prospects may be adversely affected.

Risks Relating to Our Limited Operating History, Financial Position and Capital Needs

We are an early stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are an early stage company. We were formed and commenced operations in June 2015. We face all the risks faced by newer companies, including significant competition from existing and emerging competitors, many of which are established and have access to capital. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from an early stage company to a company capable of supporting larger scale commercial activities. If we are not successful in such a transition, our business, results and financial condition will be harmed.

We have not been profitable to date and we expect operating losses for the near future. During the nine months ended September 30, 2020, we achieved net sales of approximately $18.7 million and incurred net losses of approximately $8.4 million. During the nine months ended September 30, 2019, we achieved net sales of approximately $8.9 million and incurred net losses of approximately $6.3 million. Furthermore, to the extent our business strategy is successful, we must control overhead expenses and we may need to incur the expense of additional reliance on outside co-packers or hire additional personnel as needed. We may not succeed in expanding our customer base and product offerings and even if we do, we may never generate revenue that is significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, diversify our product offerings or even continue our operations.

We may need additional funding in order to grow our business.

To date, we have financed our operations through our initial public offering, private placements of our common and preferred stock and borrowings under our Loan Agreement, dated August 10, 2017, by and between us and East Asset Management, LLC, our revolving line of credit agreement, originally dated February 5, 2019 and subsequently renewed February 26, 2020, by and between us and First Interstate Bank, and from forgivable loans from the City of Sisters, Oregon and Deschutes County, Oregon, dated May 30, 2017 and April 11, 2018, respectively. We have devoted substantially all our financial resources and efforts to developing our products, workforce, and manufacturing capabilities. Our long-term growth and success are dependent upon our ability to generate cash from operating activities. There is no assurance that we will be able to generate sufficient cash from operations or access the capital we need to grow our business. Our inability to obtain additional capital could have a material adverse effect on our ability to fully implement our business plan and grow our business, to a greater extent than we can with our existing financial resources.

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products or due to other risks described herein, we may seek to sell common stock or preferred stock or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

•	increase our sales and marketing efforts and address competitive developments;

•	provide for supply and inventory costs;

•	fund development and marketing efforts of any future products or additional features to then-current products;

•	acquire, license or invest in new technologies;

•	acquire or invest in complementary businesses or assets; and

•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and improve gross margins;

•	the cost of expanding our operations and offerings, including our sales and marketing efforts;

•	the effect of competing market developments; and

•	costs related to international expansion.

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our shareholders could result. Any equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights or grant licenses on terms that are not favorable to us.

Our rapid growth may not be indicative of our future growth, and our limited operating history may make it difficult to assess our future viability.

Our net sales grew to approximately $18.7 million in the nine months ended September 30, 2020, from $8.9 million in the nine months ended September 30, 2019. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We also believe that growth of our revenue depends on several factors, including our ability to:

•	expand our existing channels of distribution;

•	develop additional channels of distribution;

•	grow our customer base;

•	cost-effectively increase online sales at our direct website and third-party marketplaces;

•	effectively introduce new products;

•	increase awareness of our brand;

•	manufacture at a scale that satisfies future demand; and

•	effectively source key raw materials.

We may not successfully accomplish any of these objectives. Since our inception in June 2015, we have not yet demonstrated the ability to manage rapid growth over a long period of time or achieve profitability at scale. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or had previously achieved profitability.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

Our rapid growth has placed and may continue to place significant demands on our organizational, administrative and operational infrastructure, including manufacturing operations, quality control, technical support and customer service, sales force management and general and financial administration. As we continue to grow, we will need to make significant investments in multiple facets of our company, including in sales, marketing, product development, information technology, equipment, facilities and personnel. We will also need to improve our operational, financial and management controls as well as our reporting systems and procedures.

If we are unable to manage our growth effectively, we may be unable to execute our business plan, which could have a material adverse effect on our business and our results of operations. Managing our planned growth effectively will require us to:

•	maintain a low cost of customer acquisition relative to customer lifetime value;

•	identify products that will be viewed favorably by customers;

•	enhance our facilities and purchase additional equipment at our facility in Sisters, Oregon; and

•	successfully hire, train and motivate additional employees, including additional personnel for our technological, sales and marketing efforts.

The expansion of our products and customer base may result in increases in our overhead and selling expenses. Any increase in expenditures in anticipation of future sales that do not materialize would adversely affect our profitability. In addition, if we are unable to effectively manage the growth of our business, the quality of our products may suffer and we may be unable to address competitive challenges, which would adversely affect our overall business, operations and financial condition.

We have previously identified material weaknesses and significant deficiencies in our internal control over financial reporting for our 2016 and 2017 financial years. If we experience additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations and investors may lose confidence in our financial reports and the market price of our common stock could be adversely affected.

Prior to the completion of our initial public offering, we were a private company with limited accounting personnel and other resources to address our internal control over financial reporting. In preparation of our financial statements in prior years, we determined that material weaknesses and significant deficiencies in our internal control over financial reporting existed during each of the years ended December 31, 2016 and 2017. These material weaknesses and significant deficiencies concerned shortcomings in our accounting system, lack of established policies and controls over the financial close and reporting process, and lack of resources to evaluate and review appropriate accounting treatment for certain complex areas, such as the treatment of deferred tax assets, unique transactions, and share based compensation. As a result, we made certain immaterial post-closing adjustments to our financial statements and implemented changes to our internal controls and policies. We have not identified further material weaknesses since 2017.

To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following our initial public offering, which will be for our fiscal year ending December 31, 2021, provide a management report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our internal control over financial reporting be audited by our independent registered public accounting firm, to the extent we are no longer an “emerging growth company,” as defined by the JOBS Act or a “non-accelerated filer” as described in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We do not expect to have our independent registered public accounting firm audit our internal control over financial reporting for so long as we are an emerging growth company.

We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. In addition, as our business continues to grow in size and complexity, we are improving our processes and infrastructure to help ensure we can prepare financial reporting and disclosures within the timeline required for a public company. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In addition, prior to completing our internal control assessment under Section 404, we may become aware of and disclose material weaknesses that will require timely remediation. During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

We cannot assure you that there are not, and will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or operating results. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain these and other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Risks Relating to Our Business

Competition in the food and beverage retail industry, especially Internet-based competition, is strong and presents an ongoing threat to the success of our business.

The food and beverage retail industry is very competitive. In our online and wholesale business, we compete with food and beverage retail stores, supermarkets, warehouse clubs and other mass and general retail and online merchandisers, including Internet retailers, many of which are larger than us and have significantly greater capital resources than we do, selling both competitive products and retailing our own products, competing against our direct online business. We also compete with a number of natural, organic, and functional food and beverage producers.

We face significant competition from these and other retailers and producers. Any changes in their merchandising and operational strategies could negatively affect our sales and profitability. In particular, if natural, organic, and functional food and beverage competitors seek to gain or retain market share by reducing prices, we would likely be forced to reduce our prices on similar product offerings in order to remain competitive, which may result in a decrease in our market share, net sales and profitability and may require a change in our operating strategies.

We have been able to compete successfully by differentiating ourselves from our competitors by providing an expanding selection of natural, organic, and functional products, competitive pricing, convenience and exceptional customer service. If changes in consumer preferences decrease the competitive advantage attributable to these factors, or if we fail to otherwise positively differentiate our product offering or customer experience from our competitors, our business, financial condition, and results of operations could be materially and adversely affected.

Many of our current competitors have, and potential competitors may have longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), which may allow them to build larger customer bases or generate net sales from those customer bases more effectively than we are able to execute upon.

We expect competition in the natural, organic, and functional food and beverage industry, and in particular Internet-based competition, generally to continue to increase. We believe that our ability to compete successfully in this market depends upon many factors both within and beyond our control, including:

•	the size and composition of our customer base;

•	the number of products that we feature on our website;

•	the quality and responsiveness of customer service;

•	our selling and marketing efforts;

•	the quality and price of the products that we offer;

•	the convenience of the shopping experience that we provide;

•	our ability to distribute our products and manage our operations; and

•	our reputation and brand strength.

If we fail to compete successfully in this market, our business, financial condition, and results of operations would be materially and adversely affected.

We have less capital and resources than many of our competitors which may give them an advantage in developing and marketing products like ours or make our products less desirable to consumers.

We are involved in a highly competitive industry. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources, and larger client bases than we have (or may be expected to have). Such resources may give our competitors an advantage in developing and marketing products like ours or products that make our products less desirable to consumers. There can be no assurance that we will be able to successfully compete against these competitors.

Given the rapid changes affecting the global, national, and regional economies generally and the natural, organic, and functional food and beverage industry, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to respond to, among other things, changes in consumer preferences, laws and regulations, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

Our Laird Superfood products are new, and our industry is rapidly evolving.

Due consideration must be given to our prospects considering the risks, uncertainties and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving natural, organic, and functional food and beverage industry. To be successful we must, among other things:

•	Develop, manufacture and introduce new attractive and successful consumer products in our Laird Superfood brand.

•	Attract and maintain a large customer base and develop and grow that customer base.

•	Increase awareness of our Laird Superfood brand and develop effective marketing strategies to insure consumer loyalty.

•	Establish and maintain strategic relationships with key sales, marketing, manufacturing and distribution providers.

•	Respond to competitive and technological developments.

•	Attract, retain and motivate qualified personnel.

We cannot guarantee that we will succeed in achieving our goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results.

Some of our Laird Superfood products are new, such as our currently released liquid Superfood Creamers, and are only in early stages of commercialization, and some products that are important to our growth strategy are in various stages of research and development, and have not yet been commercialized. Products in development that have not been commercialized include our immune supplement beverage mix and our greens beverage mix, among others. We are not certain that these, or any other future products, will be developed to commercialization, sell as anticipated, be manufactured as anticipated, or be desirable to their intended markets. Also, some of our products may have limited uses and benefits, which may limit their appeal to consumers and put us at a competitive disadvantage. Developing new products and placing them into wholesale channels and into conventional and natural grocery environments is an expensive and time-consuming process, and if a product fails to sustain market acceptance or is unable to be manufactured as anticipated, the investment made in the product may be lost.

If our current or future Laird Superfood products fail in the development stage, or fail our customer’s expectation of quality, or if we do not achieve or sustain market acceptance, we could lose customers or could be subject to claims which could have a material adverse effect on our business, financial condition and operating results.

As is typical in a rapidly evolving industry, the development process and demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. Because the market for our products is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any, and costs of manufacturing as a product is developed. We cannot guarantee that we will be successful in developing new products or manufacturing new products including through copackers, or that a market for our products will develop or that demand for our products will be sustainable. If we fail to develop or manufacture new products, or the market for new products fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

We are subject to the risks associated with conducting business operations outside of the U.S., which could adversely affect our business.

We purchase our products from a variety of suppliers, including international suppliers. Our direct purchases from non-US suppliers represented a majority of our raw materials in 2019 and the first nine months of 2020, and we expect our international purchases may grow with time. We also sell our products to consumers through our website and other online distributors that are in foreign countries, and we may in the future enter into agreements with distributors in foreign countries to sell our products. All of these activities are subject to the uncertainties associated with international business operations, including:

•	difficulties with foreign and geographically dispersed operations;

•	having to comply with various U.S. and international laws;

•	changes and uncertainties relating to foreign rules and regulations;

•	tariffs, export or import restrictions, restrictions on remittances abroad, imposition of duties or taxes that limit our ability to import necessary materials;

•	limitations on our ability to enter into cost-effective arrangements with distributors, or at all;

•	fluctuations in foreign currency exchange rates;

•	imposition of limitations on production, sale or export in foreign countries, including due to pandemic or quarantine;

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign processors or joint ventures;

•	imposition of differing labor laws and standards;

•	economic, political, environmental, health-related or social instability in foreign countries and regions;

•	an inability, or reduced ability, to protect our intellectual property;

•	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;

•	difficulties in recruiting and retaining personnel, and managing international operations;

•	difficulties in enforcing contracts and legal decisions; and

•	less developed infrastructure.

If we expand into other target markets, we cannot assure you that our expansion plans will be realized, or if realized, be successful. We expect each market to have particular regulatory and funding hurdles to overcome and future developments in these markets, including the uncertainty relating to governmental policies and regulations, could harm our business. If we expend significant time and resources on expansion plans that fail or are delayed, our reputation, business and financial condition may be harmed.

In addition, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.

Our results may be negatively affected by changes in foreign currency exchange rates.

Currently, substantially all of our international purchase and sales contracts are denominated in U.S. dollars. As a result, a decrease in the value of the U.S. dollar relative to foreign currencies could increase our costs in dollars for the food products and ingredients that we import from other countries. In addition, an increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our selling price or risk making our products less competitive in international markets.

A larger portion of our revenues may be denominated in other foreign currencies if we expand our international operations. Conducting business in currencies other than U.S. dollars could subject us to fluctuations in currency exchange rates that could negatively affect our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses.

The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus. These restrictions, and future prevention and mitigation measures by governments and private entities, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, which could materially adversely affect the supply of materials for our products as well as the demand for our products.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to evolve into a severe worldwide health crisis, or in the regions from which we source our raw materials, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, a significant proportion of our products are produced at our manufacturing facility in Sisters, Oregon. If we are forced to scale back hours of production or close this facility in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected.

We may be unable to adequately protect our brand and our other intellectual property rights.

We regard our brand, customer lists, trademarks, domain names, trade secrets and similar intellectual property as critical to our success. We may rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. We might not be able to obtain broad protection in the United States for all our intellectual property. The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all our trademarks. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. To date, the Company has not applied for patent protection on any of its technology. The process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Furthermore, our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information.

We might be required to spend significant resources to monitor and protect our intellectual property rights. For example, we may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or other proprietary rights or to establish the validity of such rights. However, we may be unable to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially and adversely affect our business, financial condition, and results of operations.

In addition, our technology platform may use open source software. The use of such open source software may subject us to certain conditions, including the obligation to offer, distribute, or disclose our technology platform for no or reduced cost, make the proprietary source code subject to open source software licenses available to the public, license our software and systems that use open source software for the purpose of making derivative works, or allow reverse assembly, disassembly, or reverse engineering. We monitor our use of open source software to avoid subjecting our technology platform to conditions we do not intend. However, if our technology platform becomes subject to such unintended conditions, it could have an adverse effect on our business, financial condition, and results of operations.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement or the misappropriation of our intellectual property rights. The loss of the Laird Superfood brand or logo or other registered or common law trade names or a diminution in the perceived quality of products or services associated with the Company would harm our business. Our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

A food safety or quality issue that results in a product disruption such as a recall, health issue, or death of a consumer could harm our business.

The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, suspend production of our products or cease operations, which may lead to a material adverse effect on our business. For example, in 2019 we recalled certain volumes of our Performance Mushroom supplement due to an overstatement of iron content on the product’s packaging. In addition, customers may stop placing or cancel orders for such products as a result of such events.

Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers and suppliers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness (such as listeria) or death to a consumer, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could cause consumers to lose confidence in the safety and quality of our products. Moreover, claims or liabilities of this type might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. Although we maintain product liability and product recall insurance in an amount that we believe to be consistent with market practice, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We may be subject to significant liability that is not covered by insurance.

Although we believe that the extent of our insurance coverage is consistent with industry practice, any claim under our insurance policies may be subject to certain exceptions, may not be honored fully, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. If we were to incur substantial liabilities or if our business operations were interrupted for a substantial period, we could incur costs and suffer losses. Inventory, equipment, and business interruption losses may not be covered by our insurance policies. Additionally, in the future, insurance coverage may not be available to us at commercially acceptable premiums, or at all.

We rely on independent certification for a number of our products.

We rely on independent third-party certification, such as certifications of our products as “organic” or “Non-GMO” (non-genetically modified organisms), to differentiate our products from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified organic. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all raw materials must be certified organic. The loss of any independent certifications could adversely affect our market position as an organic and natural products company, which could harm our business.

Our future results of operations may be adversely affected by the availability of Non-GMO and organic ingredients.

Our ability to ensure a continuing supply of Non-GMO and organic ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow organic crops, climate conditions, changes in national and world economic conditions, currency fluctuations and forecasting adequate need of seasonal ingredients.

The organic ingredients that we use in the production of our products (including, among others, coffee, coconut sugar and extra virgin coconut oil) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes and pestilences. Natural disasters and adverse weather conditions (including the potential effects of climate change) can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of Non-GMO and organic ingredients or increase the prices of Non-GMO and organic ingredients. If our supplies of Non-GMO and organic ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations.

We also compete with other manufacturers in the procurement of Non-GMO and organic product ingredients, which may be less plentiful in the open market than conventional product ingredients. This competition may increase in the future if consumer demand for Non-GMO and organic products increases. This could cause our expenses to increase or could limit the amount of product that we can manufacture and sell.

Adverse weather conditions, fires, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Agricultural products are vulnerable to adverse weather conditions, including severe rains, drought and temperature extremes, floods and windstorms, which are quite common but difficult to predict. Agricultural products also are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality and, in extreme cases, entire harvests may be lost. Additionally, adverse weather or natural disasters, including fires, earthquakes, winter storms, droughts, or volcanic events, could impact our manufacturing and business facilities in Sisters, Oregon, which could result in significant costs and meaningfully reduce our capacity to fulfill orders and maintain normal business operations. Sisters, Oregon is located in an area subject to seasonal forest fires and fire risk. These factors may result in lower sales volume and increased costs due increased costs of products. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of products from alternative areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Climate change may negatively affect our business and operations.

There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as coconut milk powder, organic coconut sugar, organic extra virgin coconut oil and freeze dried coconut water. As a result of climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations, as well as the agricultural businesses of our suppliers, which rely on the availability and quality of water.

Our production equipment may be damaged, adversely affecting our ability to meet consumer and wholesale demand.

A significant proportion of our products are produced at our manufacturing facility in Sisters, Oregon. A significant disruption at that facility or to any of our key production equipment, even on a short-term basis, could impair our ability to timely produce and ship products, which could have a material adverse effect on our business, financial position and results of operations. In the past, we have had manufacturing delays due to damaged and malfunctioning equipment and cannot fully insure against the effects of such delays on our business. Our manufacturing operations are vulnerable to interruption and damage from natural and other types of disasters, including earthquake, fire, floods, volcanic events, draughts, environmental accidents, winter storms, power loss, disease outbreaks or pandemics such as the recent coronavirus (COVID-19) pandemic, communications failures and similar events. If any disaster were to occur at our facility, our ability to operate our business at our facilities would be seriously impaired.

We rely on a small number of suppliers to provide our raw materials, and our supply chain may be interrupted and prevent us from obtaining the necessary materials we need to operate.

We rely on suppliers and vendors to meet our high-quality standards and supply products in a timely and efficient manner. There is, however, no assurance that quality natural and organic products will continue to be available to meet our specific and growing needs. This may be due to, among other reasons, problems with our suppliers’ and vendors’ businesses, finances, labor relations, ability to export materials, product quality issues, costs, production, insurance and reputation, as well as disease outbreaks or pandemics such as the recent coronavirus (COVID-19) pandemic, acts of war, terrorism, natural disasters, fires, earthquakes, flooding or other catastrophic occurrences. If for any reason our suppliers or vendors became unable or unwilling to continue to provide services to us, this would likely lead to a temporary interruption in our ability to import our products until we found another entity that could provide these services. Failure to find a suitable replacement, even on a temporary basis, would have a material adverse effect on our ability to meet our current production targets, make it difficult to grow and would have an adverse effect on our results of operations.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Vietnam, Indonesia, and the Sri Lanka geographically accounted for approximately 63% and 59% of our total raw materials and packaging purchases in the three and nine months ended September 30, 2020, respectively. Vietnam, Indonesia, and the Philippines geographically accounted for approximately 78% and 66% of our total raw materials and packaging purchases in the three and nine months ended September 30, 2019, respectively. In the event that our supply from our current suppliers is interrupted, our operations may be interrupted resulting in lost revenue, added costs and distribution delays that could harm our business and customer relationships until we are able to identify and enter into an agreement with one or more alternative suppliers

As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. Additionally, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. In the event that our supply from our current suppliers is interrupted, our operations may be interrupted resulting in lost revenue, added costs such as, without limitation, shipping costs, and distribution delays that could harm our business and customer relationships until we are able to identify and enter into an agreement with one or more alternative suppliers.

Our future results of operations may be adversely affected by volatile commodity costs.

Many aspects of our business could be directly affected by volatile commodity costs. Agricultural commodities and raw materials, including coconut milk powder, organic coconut sugar, organic extra virgin coconut oil, freeze dried coconut water and Aquamin, are the principal inputs used in our products. These items are subject to price volatility which can be caused by commodity market fluctuations, inflation, crop yields, seasonal cycles, weather conditions (including the potential effects of climate change), temperature extremes and natural disasters (including floods, droughts, water scarcity, frosts, earthquakes and hurricanes), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, natural disasters and government programs and policies among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, distribution costs for our products and packaging costs. While we may seek to offset the volatility of such costs with a combination of cost savings initiatives, operating efficiencies and price increases to our customers, we may be unable to manage cost volatility. If we are unable to fully offset the volatility of such costs, our financial results could be adversely affected.

We may experience difficulties with our new enterprise resource planning (“ERP”) system.

In 2018, we implemented a new ERP system used to manage our business and summarize our operating results by efficiently maintaining our books and records, which implementation is continuing. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. We may not be able to successfully complete the full implementation of the ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to manufacture products, process orders, ship merchandise, provide services and customer support, send invoices and track payments, fulfill contractual obligations, integrate acquisitions, or otherwise operate our business. It is also possible that the migration to a new ERP system could adversely affect our internal controls over financial reporting.

We are reliant on Laird Hamilton and Gabrielle Reece to develop new products and market our brand.

Many of the Company’s current products and planned future products are based on the lifestyle of Mr. Hamilton and Ms. Reece. Pursuant to the License and Preservation Agreement, dated May 26, 2020, by and among Mr. Hamilton, Ms. Reece and the Company, Mr. Hamilton and Ms. Reece granted us a limited, exclusive license to use their respective images, signatures, voices and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing. Any use of the licensed property that is in accordance with the historical standard of use and is not objected to by Mr. Hamilton or Ms. Reece within 30 days of the first intra-company disclosure of a bona-fide intent to make such use is deemed approved. Any new use of the licensed property shall satisfy the historical standard of use and shall be primarily directed to the advertising, promotion or marketing of the Company’s products and services. If Mr. Hamilton or Ms. Reece object to a proposed use of the licensed property, the Company may be prevented from implementing our business plan in a timely manner, or at all, outside of previously approved usages or usages consistent with certain pre-approved product guidelines. Also, the Company depends on the positive image and public popularity of Mr. Hamilton and Ms. Reece to maintain and increase brand recognition. Customers may be drawn to our products because of their involvement in our Company as celebrities. If Mr. Hamilton or Ms. Reece’s image, reputation or popularity is materially and adversely affected, this could negatively affect the marketability and sales of our products and the Company.

Laird Hamilton’s and Gabrielle Reece’s involvement with other business and personal ventures might interfere with their ability to fully engage with their Company obligations.

Mr. Hamilton and Ms. Reece may engage in outside business activities from time to time, including the XPT Extreme Performance Training brand, Laird Apparel and various endorsement opportunities. These activities may interfere with the respective time and attention Mr. Hamilton and Ms. Reece can devote to the Company’s business and affairs, which could have a material and adverse effect on the business. Also, we have entered only limited noncompetition and nonsolicitation agreements with Mr. Hamilton and Ms. Reece, which makes us vulnerable to competition from them. These conflicts of interest may result in the loss of business opportunities, which may materially and adversely affect our prospects, business advantage, financial condition and results of operations.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner, or at all.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Paul Hodge, Laird Hamilton, Valerie Ells, Jamie Eichman, and Andrew McCormick. Our executive officers or key personnel could terminate their employment with us at any time without penalty. Mr. Hamilton, Mr. Hodge, and certain other of our executive officers frequently participate in a wide variety of activities, including extreme mountain, desert, snow and ocean sports, motorsports, flying private aircraft (including experimental aircraft), and attempting small aircraft time and distance records, which have in the past resulted in serious injuries to members of our management team, and subject them to a significant risk of serious injury or death. In addition, we do not maintain key person life insurance policies on any of our employees. The loss of one or more of these executive officers or key personnel could seriously harm our business and may prevent us from implementing our business plan in a timely manner, or at all.

If the reputation of our brand erodes significantly, it could have a material impact on our results of operations.

Our financial success is directly dependent on the consumer perception of our brand. The success of our brand may suffer if our marketing plans or product initiatives do not have the desired impact on our brand’s image or its ability to attract consumers. Further, our results could be negatively affected if our brand suffers substantial damage to its reputation due to real or perceived quality issues or the Company or any of its executives or Mr. Hamilton or Ms. Reece is perceived to act in an irresponsible or objectionable manner. In addition, it is possible for such information, misperceptions and opinions to be shared quickly and disseminated widely due to the continued growing use of social and digital media.

We rely on retailers and distributors for a substantial portion of our sales, and our failure to maintain and further develop our sales channels could harm our business.

We sell a substantial portion of our products through retailers such as Costco, Natural Grocers, CVS, Kroger and REI, distributors such United Natural Foods, Inc. and KeHE Distributors, and online through Amazon.com, and we depend on these third parties to sell our products to consumers. The largest retailer of our products in the first nine months of 2020 and 2019 was Costco, which accounted for 25% and 5% of our total net sales, respectively, and sales through Amazon.com accounted for 23% and 32% of our total net sales in the first nine months of 2020 and 2019, respectively. No other retailer or distributor represented more than 10% of our total net sales in the first nine months of 2020 and 2019.

The loss of, or business disruption at, one or more of these retailers or distributors or a negative change in our relationship with Costco or Amazon.com or a disruption to Amazon.com as a sales channel could have a material adverse effect on our business. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors, the growth of our business may be adversely affected and our business may be harmed.

We are not the exclusive seller of our products into online channels, such as Amazon.com, and face competition in that channel from resellers of our products. Further, the terms of our agreements with these distributors allow us to plan for the future, maintain growth and strengthen our relationships with key customers. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

We depend upon internet search engines and other providers of digital advertising to attract a significant portion of our potential customers to our website, and any change in the prominence of our website in either paid or algorithmic search result listings or an increase in purchasing digital ads could cause the number of visitors to our website and our revenue to decline.

We depend in significant part on various internet search engines, such as Google, and other providers of digital advertising to direct a significant number of potential customers to our website. Search websites typically provide two types of search results, algorithmic and paid listings. Algorithmic, or organic, listings are determined and displayed solely by a set of formulas designed by search companies. Paid listings can be purchased and then are displayed if particular words are included in a user’s internet search. Placement in paid listings is generally not determined solely on the bid price, but also takes into account the search engines’ assessment of the quality of the website featured in the paid listing and other factors. We rely on both algorithmic and paid search results, as well as digital advertising on other websites and through other providers, to direct a substantial share of the visitors to our website.

Our ability to maintain the number of visitors to our website from internet search websites and other websites is not entirely within our control. For example, internet search websites frequently revise their algorithms in an attempt to optimize their search result listings or to implement their internal standards and strategies. Changes in the algorithms could cause our website to receive less favorable placements, which could reduce the number of users who visit our website. We have experienced and continue to experience fluctuations in the search result rankings for our website.

In addition, the prominence of the placement of our advertisements is in part determined by the amount we are willing to pay for the advertisement. We bid against our competitors for the display of paid search engine advertisements and some of our competitors have greater resources with which to bid and better brand recognition than we have. Additionally, as we increase the number of third-party distributors of our products, they have occasionally targeted similar individuals or use similar key words. If competition for the display of paid advertisements in response to search terms related to our online services increases, our online advertising expenses could rise significantly, and we may be required to reduce the number of our paid search advertisements. If we reduce our advertising with search engines, our consumer traffic may significantly decline, or we may be unable to maintain a cost-effective search engine marketing program.

Other factors, such as search engine technical difficulties, search engine technical changes and technical or presentation changes we make to our website, could also cause our website to be listed less prominently in algorithmic search results. Any adverse effect on the placement of our website in search engine results could reduce the number of users who visit our website and drive up the cost of customer acquisition. If visits to our website decrease, our revenue may decline, and we may need to resort to more costly sources to acquire new customers and such decreased revenue and/or increased expense could materially and adversely affect our business and profitability.

Our customers generally are not obligated to continue purchasing products from us.

Many of our customers are individuals that buy from us under purchase orders, and we generally do not have long-term agreements with or commitments from these customers for the purchase of products. We cannot provide assurance that our customers, including customers that participate in our subscription programs, will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our customers’ sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition or results of operations.

We may not be able to successfully implement our growth strategy for our brand on a timely basis or at all.

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brand and products to drive increased sales. Our ability to implement this strategy depends, among other things, on our ability to:

•	enter distribution and other strategic arrangements with third-party retailers and other potential distributors of our products;

•	successfully compete in the product categories in which we choose to operate;

•	introduce new and appealing products and successfully innovate on our existing products;

•	develop and maintain consumer interest in our brand; and

•	increase our brand recognition and loyalty.

We may not be able to implement this growth strategy successfully. Our planned marketing expenditures may not result in increased total sales or generate sufficient levels of consumer interest or brand awareness, and our high rates of sales and income growth may not be sustainable over time. Our sales and results of operations will be negatively affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

Failure to maintain sufficient internal production capacity, source appropriate external production capacity, or to enter into third-party agreements on terms that are beneficial for us may result in our inability to meet customer demand and/or may increase our operating costs and capital expenditures.

We intend to rely on internal production capacity and, to a lesser extent, third-party co-packers to fulfill our growing production needs. We have plans to expand our own production facilities, but in the short-term may need to increase our reliance on third parties to provide production and supply certain services, commonly referred to as “co-packing” agreements, for a number of our products, including our liquid products. A failure by us or our co-packers to comply with food safety, environmental, or other laws and regulations, or to produce products of the quality and taste-profile we expect, or with efficiency and at costs we expect, may also disrupt our supply of products. In addition, we may experience increased distribution and warehousing costs due to capacity constraints resulting from our growth. If we need to enter additional co-packing, warehousing or distribution agreements in the future, we can provide no assurance that we would be able to find acceptable third-party providers or enter into agreements on satisfactory terms or at all. In addition, we may need to expand our internal capacity, which could increase our operating costs and could require significant capital expenditures. If we cannot maintain sufficient and satisfactory production, warehousing and distribution capacity, either internally or through third party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution and warehousing costs may increase, which could negatively affect our business.

If we face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected.

Labor is a significant component of the cost of operating our business. Our ability to meet our labor needs while controlling labor costs is subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, and we would experience significant turnover, while increasing our wages could cause our earnings to decrease. Our business is also located in a small metropolitan area that has limited access to skilled and unskilled labor. If we face labor shortages or increased labor costs because of increased competition for employees from our competitors and other industries, higher employee-turnover rates, or increases in the federal- or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our business, financial condition and results of operations could be materially and adversely affected.

Our financial success depends on our ability to successfully predict changes in consumer preferences and develop successful new products and marketing strategies in response.

Consumer preferences evolve over time and the success of our products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences and address their concerns. We must also adapt our marketing strategies to these fluid consumer preferences as they develop. Recent trends in consumer preferences that may impact us include:

•	dietary trends and increased attention to nutritional values, such as sugar, fat, protein, fiber or calorie content;

•

concerns about obesity and the health effects of specific ingredients and nutrients, such as sugar and other sweeteners, ingredients derived from genetically modified organisms (GMOs), gluten, dairy, soybeans, nuts, oils, vitamins, fiber and minerals; and

•	increasing awareness of the environmental and social effects of product production, including agricultural production by food manufacturers and their suppliers.

The development and introduction of new products could require substantial research and development and other expenditures, including capital investment and marketing and warehouse slotting investments. In addition, the success of our innovation and product development efforts depends upon our ability to anticipate changes in consumers’ preferences, the technical capability of our research and development staff in developing, formulating and testing new products, and our ability to introduce the resulting products in a timely manner. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits through product innovations and extensions will be less successful.

Consumer preferences for natural and organic food products are difficult to predict and may change.

Our business is primarily focused on sales of non-GMO, organic and natural products, and our success depends, in part, on our ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or our failure to maintain our current market position, could reduce our sales and harm our business. Consumer trends change based on a number of possible factors, including nutritional values, a change in consumer preferences or general economic conditions. Additionally, there is a growing focus among some consumers to buy local food products in an attempt to reduce the carbon footprint associated with transporting food products from longer distances, which could result in a decrease in the demand for food products and ingredients that we import from other countries or transport from remote processing locations or growing regions. Further, failures by us or our competitors to deliver quality products could erode consumer trust in the organic certification of foods. A significant shift in consumer demand away from our products would reduce our market share, harming our business.

Technology failures or security breaches could disrupt our operations and negatively impact our business.

In the normal course of business, we rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to the reporting of our results of operations. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, and suppliers depends on information technology, including social media platforms.

Our information technology systems may be vulnerable to a variety of interruptions, as a result of updating our enterprise platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm.

To date, we have experienced a break-in against one of our social media accounts which was quickly remediated, and a third party that processes payments for our website experienced a data breach in which certain customer data (but not credit card numbers, Social Security numbers or similar sensitive personal information) may have been compromised, but we have not experienced a material breach of cyber security, either directly or indirectly. While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems, which could have a material adverse effect on our business, financial condition or results of operations.

Economic downturns could limit consumer demand for our products and negatively affect our sales and profitability.

The premium organic and natural food industry is sensitive to national and regional economic conditions and the demand for the products that we distribute may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, housing starts, interest rates, inflation rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of natural and organic products that consumers purchase where there are non-organic alternatives, given that many premium natural and organic products, and particularly premium natural and organic foods, often have higher retail prices than do their non-organic counterparts.

The failure to successfully integrate newly acquired products or businesses could negatively impact our profitability.

From time to time, we may consider opportunities to acquire other products or businesses that may expand the breadth of our markets or customer base. The success of future acquisitions will be dependent upon our ability to effectively integrate the acquired products and operations into our business. Integration can be complex, expensive and time-consuming. The failure to successfully integrate acquired products or businesses in a timely and cost-effective manner could materially adversely affect our business, prospects, results of operations and financial condition. The diversion of our management’s attention and any difficulties encountered in any integration process could also have a material adverse effect on our ability to manage our business. In addition, the integration process could result in the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, any of which could adversely affect our ability to maintain the appeal of our brand and our relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits of such acquisitions and could harm our financial performance. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or businesses. Additionally, an additional risk inherent in any acquisition is that we fail to realize a positive return on our investment.

Regulatory Risks

Our products and operations are subject to government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could adversely affect our business and results of operations.

We are affected by a wide range of governmental laws and regulations. Examples of regulatory agencies influencing our operations include the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), and the Environmental Protection Agency, among others. These agencies regulate, among other things, with respect to our products and operations:

•	design, development and manufacturing;

•	testing, labeling, content and language of instructions for use and storage;

•	product safety;

•	marketing, sales and distribution;

•	record keeping procedures;

•	advertising and promotion;

•	recalls and corrective actions; and

•	product import and export.

These laws and regulations affect various aspects of our business. For example, certain food ingredient products manufactured by Laird Superfood are regulated under the United States Federal Food, Drug, and Cosmetic Act (“FDCA”), as administered by the FDA. Under the FDCA, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is generally recognized as safe, under the conditions of its intended use by qualified experts in food safety. We believe that most food ingredients in our products are generally recognized as safe. However, this status cannot be determined until actual formulations and uses are finalized. As a result, we may be adversely affected if the FDA determines that our food ingredient products do not meet the criteria for generally recognized as safe.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions and third-party lawsuits such as:

•	warning letters;

•	fines;

•	injunctions;

•	civil penalties and civil lawsuits;

•	termination of distribution;

•	recalls or seizures of products;

•	delays in the introduction of products into the market; and

•	total or partial suspension of production.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and harm our reputation, business, financial condition and results of operations. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. In addition, we could be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

The FDA may also take issue with the name “Laird Superfood” or any derivative name, as “superfood” is, to our knowledge, still undefined by regulatory agencies. In addition to any regulatory costs, if the Company were required to change its name, there would likely be, or could be, among other results, a negative effect on the Company’s branding and customer perception.

Our reputation could suffer from real or perceived issues involving the labeling or marketing of our products.

Products that we sell carry claims as to their origin, ingredients or health benefits, including, by way of example, the use of the term “natural”, “functional”, or “healthy”, or similar synonyms or implied statements relating to such benefits. Although the FDA and the USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, United States government regulated definition of the term “natural” for use in the food industry, which is true for many other adjectives common in the better-for-you and functionally-focused food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against several food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

Similarly, certain USDA regulations set forth the minimum standards producers must meet in order to have their products labeled as “certified organic,” and we currently manufacture several organic products that are covered by these regulations. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. We could lose our “organic” certification if a facility becomes contaminated with non-organic ingredients, if we do not use raw materials that are certified organic, or if key ingredients used in our products are no longer allowed to be used in food certified as “organic.” The loss of our “organic” certifications could materially and adversely affect our business, financial condition or results of operations.

In addition, the USDA has proposed a rule requiring disclosure of the use of genetic engineering in manufacturing a product or an ingredient used in a product. The rule has not been finalized, and we are unable to predict with certainty what the final requirements will be. If the USDA issues bioengineering disclosure regulations inconsistent with our practices, the resulting changes in labeling could adversely affect customer acceptance of our product and materially and adversely affect our business.

Litigation and regulatory enforcement concerning marketing and labeling of food products could adversely affect our business and reputation.

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, unfair trade practices and breach of state consumer protection statutes. The FTC and/or state attorneys general may bring legal action that seeks removal of a product from the marketplace and impose fines and penalties. Even when unmerited, class claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition or results of operations.

We may be subject to specific FTC endorsement and/or testimonial regulations that would interfere with our advertising, marketing and labeling strategies.

The FTC revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising (the “Guides”), which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the results that consumers can generally expect. In contrast to the 1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical,” the revised Guides no longer contain such a safe harbor. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. While we do request that public persons who we provide samples of product disclose their relationship with us prior to sharing on social media or other endorsement, we cannot ensure all recipients comply with this request. We have continually adapted our marketing efforts to be compliant with the revised Guides. However, it is possible that our use, and that of our employees, of testimonials in the advertising and promotion of our products will be significantly impacted and therefore might negatively affect our sales.

We may face scrutiny from evolving state regulations concerning health, safety, our supply chain and marketing.

In addition to the federal regulatory issues listed above, there are a growing number of state regulations that might impair our ability to operate and avoid interruption. For example, California currently enforces legislation commonly referred to as “Proposition 65” that requires that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we seek to comply with the requirements of Proposition 65, as well as to educate our customers regarding the substance of Proposition 65 and the relative metals contents in various natural foods, there can be no assurance that we will not be adversely affected by litigation or other actions relating to Proposition 65 or future legislation that is similar or related thereto. Also, the Transparency in Supply Chains Act of 2010 in California requires us to audit our vendors with respect to risks of human trafficking and slavery and mitigate these risks in our operations. Any failure to disclose issues or other non-compliance could subject us to action by the California Attorney General or other regulatory authorities. Increased compliance costs associated with operating in California and other states could adversely affect our business, financial condition and results of operations.

Risks Relating to the Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above the price you purchased them.

The market price of our common stock has fluctuated and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	the development and sustainability of an active trading market for our common stock;

•	our ability maintain our listing on the NYSE American;

•	our operating performance and the performance of other similar companies, or companies in the premium organic and natural food industry;

•	changes in recommendations by securities analysts that elect to follow the Company;

•	press releases or other public announcements by us or others, including our filings with the SEC;

•	changes in expectations related to consumer preferences in the premium organic and natural food industry;

•	recruitment or departure of key personnel;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	regulatory developments in the United States or foreign countries;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	the expiration of market standoff or contractual lock-up agreements; and

•	the size of our market float.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many small-cap companies. Stock prices of many small-cap companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

We may not be able to satisfy listing requirements of the NYSE American to maintain a listing of our common stock.

Our common stock is listed on the NYSE American, and we must meet certain financial and liquidity criteria to maintain such listing. If we fail to meet any of the NYSE American’s listing standards, our common stock may be delisted. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the NYSE American may materially impair our shareholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital in the future.

If we fail to meet the minimum requirements for maintaining our listing on the NYSE American, we will seek to have our common stock quoted on the over-the-counter (“OTC”) markets. The OTC markets are not a stock exchange, and if our common stock trades on an OTC market rather than the NYSE American, there may be significantly less trading volume and analyst coverage of, and significantly less investor interest in, our common stock, which may lead to lower trading prices for our common stock. The OTC markets are also subject to additional federal and state securities regulations that may materially and adversely affect the value of our common stock.

We will incur increased costs in connection with operating as a public company and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE American and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs, however such costs may be material to our business.

We may be subject to securities litigation, which is expensive and could divert management attention.

Our stock price has been and is likely to continue to be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to an increased incidence of securities class action litigation, and such litigation is an increasing trend. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us and our business. If analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price for our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause the price and trading volume for our common stock to decline.

The concentration of our stock ownership limits our shareholders’ ability to influence corporate matters.

Our officers and directors continue to have significant influence over us through their ownership of shares of our common stock. As of the date of this Form 10-Q, our directors and officers beneficially own shares of our common stock which represent approximately 25.5% of the voting power of our outstanding capital stock. As a consequence, our directors and officers will have the power to affect our management and affairs and overall matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets, for the foreseeable future. This concentrated control limits or restricts our shareholders’ ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

Provisions in our governing documents and under Delaware law could discourage a takeover that shareholders may consider favorable.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to defend against a takeover attempt;

•	providing that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by shareholders;

•	advance notice procedures, which apply for shareholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders;

•	no authorization of cumulative voting, which limits the ability of minority shareholders to elect director candidates;

•	certain amendments to our amended and restated certificate of incorporation require the approval of two-thirds of the then outstanding voting power of our capital stock;

•

our amended and restated certificate of incorporation requires the approval of two-thirds of the then outstanding voting power of our capital stock for shareholders to adopt, amend, alter or repeal our bylaws, or adopt any provision inconsistent with our bylaws;

•	a prohibition on shareholder action by written consent, which means that our shareholders will only be able to take action at a meeting of shareholders; and

•	preventing shareholders from calling special meetings.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” shareholder for a period of three years following the date on which the shareholder becomes an “interested” shareholder. For a description of our capital stock, see the section titled “Description of Capital Stock.”

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting of Section 404(b) of the Sarbanes-Oxley Act;

•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We have taken advantage of reduced reporting burdens in our filings with the SEC. In particular, we have not included all the executive compensation related information that would be required if we were not an emerging growth company. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fifth fiscal year after the date of Company’s final prospectus for its initial public offering of its common stock.

Since we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, stock price appreciation, if any, will be your sole source of gain.

We currently intend to retain all our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, appreciation, if any, in the market price of our common stock will be your sole source of gain for the foreseeable future.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders;

•

any action asserting a claim against us or our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; and

•	any action asserting a claim against us or our directors, officers or employees governed by the internal affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

In addition, our certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, unless we consent in writing to the selection of an alternative forum. This exclusive forum provision does not apply to claims under the Exchange Act.

These exclusive forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from our Initial Public Offering

On September 22, 2020, our registration statement on Form S-1 (File No. 333-248513) was declared effective by the SEC for our IPO. At the closing of the offering on September 25, 2020, we sold 3,047,500 shares of our common stock at a public offering price of $22.00 per share, including 397,500 shares of common stock upon the exercise of the underwriter’s option to purchase additional shares and received gross proceeds of $67,045,000. After underwriting discounts and commissions and other offering costs, net proceeds from the IPO were approximately $62,103,711. Canaccord Genuity LLC, Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC acted as underwriters for our IPO.

We intend to use the net proceeds from our IPO for working capital and general corporate purposes, including operating expenses and capital expenditures. Additionally, we may use a portion of the net proceeds to acquire businesses or products. However, we do not have agreements or commitments for any acquisitions at this time. We cannot specify with certainty the particular uses of the net proceeds that we received from our IPO. Pending the use of proceeds from our IPO as described above, we may invest the net proceeds that we received in our IPO in short-term, investment grade, interest-bearing instruments.

Item 6. Exhibits.

		Incorporated by Reference

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	9/25/2020

3.2	Amended and Restated Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	9/25/2020

4.1	Form of Stock Certificate for Common Stock.	S-1/A	333-248513	4.1	9/10/2020

4.2	Stockholder Agreement, dated April 13, 2020, between the Company and Danone Manifesto Ventures, PBC.	S-1	333-248513	4.3	8/31/2020

10.1	Laird Superfood, Inc. 2020 Omnibus Incentive Plan.	S-8	333-248985	99.3	9/23/2020

10.2	Form of Incentive Stock Option Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.2	9/10/2020

10.3	Form of Non-Qualified Stock Option Agreement under 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.3	9/10/2020

10.4	Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.4	9/10/2020

10.5	Form of Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.5	9/10/2020

10.6	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-248513	10.6	9/10/2020

10.7	Laird Superfood, Inc. 2018 Equity Incentive Plan, and form of award agreement thereunder.	S-1	333-248513	10.6	8/31/2020

10.8	Laird Superfood, Inc. 2016 Stock Incentive Plan, and form of award agreement thereunder.	S-1	333-248513	10.7	8/31/2020

10.9	Laird Superfood 2020 Employee Stock Purchase Plan	S-8	333-248985	99.4	9/23/2020

10.10	Employment Agreement, dated September 10, 2020, between the Company and Paul Hodge.	S-1/A	333-248513	10.10	9/10/2020

10.11	Employment Agreement, dated September 10, 2020, between the Company and Valerie Ells.	S-1/A	333-248513	10.11	9/10/2020

10.12	Employment Agreement, dated September 10, 2020, between the Company and Luan Pham.	S-1/A	333-248513	10.12	9/10/2020

10.13	License and Preservation Agreement, dated May 26, 2020, by and among the Company, Laird Hamilton, and Gabrielle Reece.	S-1	333-248513	10.12	8/31/2020

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

10.14	Loan Agreement, dated August 10, 2017, between the Company and East Asset Management, LLC.	S-1	333-248513	10.13	8/31/2020

10.15	Commercial Pledge Agreement, dated February 5, 2019, between the Company and First Interstate Bank, as amended February 26, 2020.	S-1	333-248513	10.14	8/31/2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laird Superfood, Inc.
(Registrant)

Date: November 12, 2020	/s/ Paul W. Hodge, Jr.
Paul W. Hodge, Jr.
President and Chief Executive Officer

Date: November 12, 2020	/s/ Valerie Ells
Valerie Ells
Chief Financial Officer