Form 10-K
period 2020-12-31
Laird Superfood, Inc.
filed 2021-03-16
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39537

Laird Superfood, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1589788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 W. Lundgren Mill Drive, Sisters, Oregon 97759

(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: (888) 670-6796

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	LSF	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on December 31, 2020 as reported by the NYSE American on such date, was approximately $291.1 million. The registrant has elected to use December 31, 2020, which was the last business day of the registrant’s most recently completed fiscal year, as the calculation date because on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately-held company. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 15, 2021 the registrant had 8,895,352 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements convey our current expectations or forecasts of future events and are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will,” “seeks,” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements.

Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Key factors that could cause actual results to be different than expected or anticipated include, but are not limited to:

•	our limited operating history and ability to become profitable;

•	our reliance on third parties for raw materials and production of some of our products;

•	our ability to manage our growth and scale our manufacturing and processing capabilities effectively, including our human resource requirements;

•	our future capital needs;

•	our ability to retain and grow our customer base;

•	our reliance on independent distributors for a substantial portion of our sales;

•	our ability to evaluate and measure our business, prospects and performance metrics;

•	our ability to compete and succeed in a highly competitive and evolving industry;

•	the health of the premium organic and natural food industry as a whole;

•	risks related to our intellectual property rights and developing a strong brand;

•	our reliance on key personnel, including Laird Hamilton and Gabrielle Reece;

•	regulatory risks;

•	risks related to our international operations;

•	the risk of substantial dilution from future issuances of our equity securities; and

•	the other risks described herein, including under Part I, Item 1A “Risk Factors.”

In light of these risks, uncertainties and assumptions, you are cautioned not to place undue reliance on forward-looking statements, which are inherently unreliable and speak only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we reference in this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. When considering forward-looking statements, you should keep in mind the cautionary statements in this report. We qualify all our forward-looking statements by these cautionary statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

•

we rely on a small number of suppliers, a majority of which are located outside of the U.S., to provide our raw materials, and our supply chain may be interrupted and prevent us from obtaining the necessary materials we need to operate;

•

our business may be harmed by fluctuations in the availability of raw materials and other inputs, including related currency fluctuations, and we may face increased costs for raw materials and other inputs;

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

•	we may be unable to adequately protect our brand and our other intellectual property rights;

•	we may be subject to claims that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets;

•	technology failures or security breaches could disrupt our operations and adversely affect our business;

•	we face risks from natural disasters and climate change;

•	the COVID-19 pandemic could adversely affect our business;

•	we operate in a small rural community and may face labor shortages or increased labor costs;

•	our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;

•	we face risks associated with being a public company, including increased costs and litigation risks;

•

we are an “emerging growth company” and our reliance on exemptions from certain disclosure requirements that are applicable to other public companies may make our common stock less attractive to investors;

•	our governing documents and Delaware law could discourage a takeover that shareholders may consider favorable;

•	our management owns a significant portion of our common stock which could limit or restrict our other shareholders’ ability to influence corporate matters;

•	the market price for our common stock has been, and may continue to be, highly volatile;

•	we do not anticipate paying any cash dividends in the foreseeable future; and

•

our certificate of incorporation limits the forums for disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

This summary is not complete and you should consider carefully the risks and uncertainties described under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. If we are unable to adequately address these and other risks we face, our business, financial condition, results of operations and prospects may be adversely affected.

PART I

ITEM 1. BUSINESS.

Overview

Laird Superfood is an emerging consumer products platform focused on manufacturing and marketing highly differentiated plant-based and functional foods. The core pillars of the Laird Superfood platform are currently Superfood Creamer coffee creamers, Hydrate hydration products and beverage enhancing supplements, and roasted and instant coffees, teas and hot chocolate. Over time, Laird Superfood plans to grow revenues by further penetrating the multi-billion-dollar market opportunity presented by our current product lines, as well as expanding our platform to include additional products that meet our strict plant-based ingredient criteria.

As a result of growing consumer demand for Laird Superfood products and the continued expansion of our omnichannel distribution strategy, our net sales grew to $26 million in 2020 from $568 thousand in 2016. We operate in one operating segment and one reportable segment: Laird Superfood, Inc.

Market Opportunity

Laird Superfood participates in what the U.S. Census Bureau estimates to be a $759 billion grocery market as of 2020. Laird Superfood is specifically focused on the U.S. Natural, Organic and Functional Food and Beverages sub-segment of the food and beverage market. According to the Nutrition Business Journal, in 2020, U.S. Natural, Organic and Functional Food and Beverages sales were approximately $174 billion and grew 10% from the prior year. Further, according to the Nutrition Business Journal, during the same period, third-party and direct e-commerce sales represented two of the four fastest growing channels for U.S. Natural, Organic and Functional Food and Beverages sales.

Consumer preferences within the evolving food and beverage industry are shifting away from processed and sugar-laden food and beverage products, as well as those containing significant amounts of highly processed and artificial ingredients. There is also increasing recognition of the environmental impact of animal-based products. Per the Plant-Based Foods Association, U.S. retail sales of plant-based foods increased 11% from 2019 to 2020, reaching a market value of $5 billion, compared to increases of 2% in the general grocery category.

Laird Superfood’s long-term goal is to build the first scale-level and widely recognized brand that authentically focuses on natural ingredients, nutritional density and functionality.

Our Competitive Strengths

We believe the following strengths differentiate Laird Superfood and create long-term, sustainable competitive advantages.

An Emerging Platform Within the Rapidly Expanding Plant-Based Natural Foods Industry

Over the near and intermediate term, Laird Superfood is highly focused on maximizing revenue growth by further penetrating the multi-billion-dollar market opportunity presented by our current product lines. However, we believe the larger long-term opportunity lies in building Laird Superfood into a unique platform within the natural foods industry, which is currently dominated by single-product companies. The core tenets of this platform approach are strengthening our authentic and trusted brand name, growing our expansive omnichannel distribution strategy and the introduction of a constant flow of new products that align with our core ethos. This platform provides opportunities for continual expansion of our total addressable market (“TAM”) to allow long-duration growth, sustained differentiation of our brand, product diversification and leveraging our core strengths and operating costs to increase profit margins.

An Authentic and Trusted Brand Name

An authentic and trusted brand is one of the strongest long-term barriers to entry and sources of sustained differentiation in the consumer products industry. Since inception, Laird Superfood has invested heavily in building a trusted brand that consumers immediately identify as authentic, plant-based, nutrient-dense and functional. Along with more traditional methods of brand-building, we have effectively harnessed the authentic lifestyle of Laird Hamilton and Gabrielle Reece, both of whom have well-earned reputations for being on the cutting edge of fitness and nutrition. Our goal is to make Laird Superfood the choice for customers searching for nutrient dense, functional foods at a reasonable price. Our target market extends well beyond elite athletes into the mass market due to our recognition that Laird Superfood products must not only be natural, functional and nutrient-dense, they must also taste great and be affordable to provide access to all consumers.

Balanced and Highly Differentiated Omnichannel Distribution Strategy

Our highly differentiated omnichannel distribution strategy has three key components: online, wholesale and food service. In aggregate, this omnichannel strategy provides us with a diverse set of customers and wholesale partners, leading to a larger TAM opportunity than is normally available to products available primarily in grocery stores, along with an opportunity to develop a direct relationship with our customers at lairdsuperfood.com. We believe that, along with a trusted brand name, extensive proprietary distribution is a critical long-term and sustainable barrier to entry in the food industry.

Our Growth Strategy

Our primary growth strategies are as follows:

Open-Ended and Long Duration Growth Opportunity in the Enormous Grocery Market

The U.S. grocery market is one of the largest retail end-markets in the world. Laird Superfood’s strategy is to maximize penetration of this opportunity through a variety of avenues, including growing brand trust and recognition, significantly expanding our grocery distribution footprint to multiples of our current level of approximately 7,100 retail doors, driving shelf velocity through an acceleration of online and offline advertising and introducing new products to expand our store footprint.

Exposure to Plant-Based, Functional and Natural Foods Portions of Grocery Market

Within the grocery category, there is an ongoing secular shift from highly processed legacy brands that demonstrate little nutritional benefit to natural, nutrient-dense, functional and plant-based alternatives. We expect the shift in consumer tastes driving the growth of natural and plant-based alternatives will continue throughout the foreseeable future as consumers become better educated on nutrition and focus on the health and wellness of themselves, their families and the environment. An increasing number of natural and plant-based products are moving beyond the natural and specialty stores and into conventional grocery stores. The continuation of these trends should benefit Laird Superfood as it seeks to penetrate the very large overall grocery market.

Business Model Characterized by Repeat and Recurring Revenues

Because the consumption of coffee, creamers, and hydration products is a daily ritual for many consumers, there is a natural and frequent repeat usage of Laird Superfood products among large portions of our customer base. For this reason, Laird Superfood has always enjoyed a meaningful base of recurring revenues due to repeat orders by its consumers and wholesale partners. Growing this base of recurring revenues is a strong focus of Laird Superfood as it evaluates new product development opportunities, acquisitions and marketing strategies.

Continued Expansion of Distribution Footprint

Currently, our products are marketed and sold through a diverse set of physical retail and online channels, including grocery chains, club stores, specialty and natural food outlets, coffee shops, juice bars, gyms, restaurants, hospitality venues, corporate workplaces, lairdsuperfood.com and Amazon.com. Maximizing potential distribution will be a key growth driver for Laird Superfood and our goal is to expand distribution so that our products are available wherever our customers choose to shop, whether it be a retail store, food service environment or directly online.

Maximize Market Penetration of Existing Product Lines

Laird Superfood’s existing creamer, hydration and beverage enhancing supplement, and instant and roasted coffee categories represent a multi-billion-dollar TAM. We believe penetrating these core markets with our differentiated product lines provides Laird Superfood with a large and long-duration growth opportunity. In the near-term, Laird Superfood will focus on growing share within these categories.

New Product Development

While Laird Superfood’s current product lines are growing strongly and address multi-billion-dollar market opportunities with differentiated products, we intend to enhance our growth by launching new products over time. We are focused on creating products that conform to our uncompromising brand ethos of great taste, high-quality ingredients, nutritional density and functionality. Additional criteria for new product development include the potential for broad commercial acceptance, size of market opportunity, regulatory compliance issues, manufacturing process, availability and cost of raw materials, shelf-life and expected usage patterns by potential customers.

From a growth perspective, ongoing new product launches are expected to continually increase our TAM opportunity. Broadening our product line will also serve to diversify our revenue base and reduce exposure to potential competitive intensity in any one category. We expect all new products, whether developed internally or sourced externally, will ultimately be branded Laird Superfood and they will expand Laird Superfood’s opportunity to become part of our customer’s daily ritual of food and beverage consumption.

Opportunity for Tuck-In Acquisitions to Supplement Organic Growth and Expand Platform

To date, Laird Superfood’s revenues have been driven solely by organic growth, and while we anticipate continued organic growth, we believe there will be opportunities to expand our TAM and diversify our revenue base through acquisitions. In this scenario, our belief is acquisitions would be of a tuck-in nature and target highly fragmented markets within plant-based foods. All products acquired are expected to eventually be re-branded under the Laird Superfood platform, and would fit our ethos of great taste, nutrition, all-natural ingredients and functional benefits.

Proven Efficiency in Marketing Spend to Drive Growth and Acquire New Customers

Throughout our history, Laird Superfood has maintained a disciplined, data-driven and returns-based focus on the deployment of marketing dollars to build our brand and acquire new customers. In our view, marketing dollars must be deployed efficiently to sustain growth over the long-term and eventually move Laird Superfood towards profitability. We have placed a strong focus on generating free and organic traffic for our website and social media channels, expanding our proprietary database of customers, growing subscriptions and acquiring customers from a wide variety of channels. These efforts are aimed at structurally reducing our dependence on the least proprietary and most competitive sources of online customer acquisition. Social media channels, in particular, are useful for launching new products and introducing promotions, as are the social media presences of Mr. Hamilton and Ms. Reece, and certain other influential persons who support the brand in their social media. We expect to remain disciplined in our customer acquisition efforts going forward and have plans to significantly expand the number of channels through which we will attempt to find additional sources of low-cost customer acquisition opportunities.

Vertically Integrated Business Model

Since inception, Laird Superfood has focused on building a vertically integrated business model. The core of this strategy is our highly efficient manufacturing process, which enables rapid expansion of production capacity, provides fixed-cost leverage on increased volumes and optimizes our ability to control quality. We produce our powdered creamers and hydration products on automated equipment. At this stage of revenue contribution, we have elected to co-pack our liquid creamers, harvest snacks, beverage enhancing supplements, and whole bean and ground coffee. Based on our current projections, we believe our existing footprint will support $100 million in annual gross sales of internally produced powdered products without a need for a material increase in capital expenditures. This provides us with substantial current excess manufacturing capacity to enable future growth in a capital efficient manner.

In addition to manufacturing capabilities, we have internalized branding, design, packaging, digital marketing, customer service and data analytic capabilities, along with finance, legal, research and development, and human resource functions. Our broad in-house capabilities and extensive manufacturing capacity are expected to enable significant fixed-cost leverage going forward in manufacturing, as well as most other operating expense line items.

Targeting Top-Tier Food Industry Gross Margins

Strong gross margins will provide Laird Superfood with a sustainable competitive advantage, as these gross profit dollars can be used to invest in growth initiatives to further differentiate our brand, expand our revenue opportunity and increasingly cover fixed costs as we move toward profitability.

Focus on Environmental, Social and Governance (ESG) Best Practices

Laird Superfood’s founders strongly believe we should seek to drive value for all relevant stakeholders, including customers, employees, community, shareholders and the broader environment. This philosophy of “Ohana” is particularly important to Laird Hamilton and Gabrielle Reece and permeates our culture. Laird Superfood is conscientious in its sourcing of raw materials, the carbon-benefits of facilitating plant-based alternatives, the impact of our operations on the environment and our community and providing products that discourage the culture of single-use plastics.

Our Products

Our authentic and sustainably differentiated plant-based products become part of our customer’s “Daily Ritual”, providing energy and hydration throughout the day, presenting the opportunity to expand a portfolio of plant-based products. As part of our focus on sustainability and a better-for-you “Daily Ritual”, the product categories we have focused on to date are powdered and liquid coffee creamers, hydration and beverage enhancing supplements, and coffee, tea and hot chocolate products, and recent expansion into snack products with the Harvest line of pili nuts and medjool dates.

Our gross sales by product category are reflected below:

	Years Ended December 31,
	2020		2019
	$	% of Total	$	% of Total
Coffee creamers	$18,433,345	70%	$9,330,678	71%
Hydration and beverage enhancing supplements	3,887,198	15%	2,022,269	15%
Coffee, tea, and hot chocolate products	5,961,254	23%	1,930,434	15%
Other	675,339	3%	471,097	4%

Gross sales	28,957,136	111%	13,754,478	105%
Shipping income	248,865	1%	464,551	4%
Returns and discounts	(3,199,603)	(12%)	(1,115,301)	(9%)

Sales, net	$26,006,398	100%	$13,103,728	100%

Liquid coffee creamers represented 5% of our gross sales in 2020. Liquid coffee creamers became available for sale in April 2020 and therefore did not represent any of our 2019 sales results. Hydration and beverage enhancing supplements include sales of Hydrate coconut waters and our full Activate and Renew supplement line. Coffee, tea, and hot chocolate products include traditional and functional ground and whole bean coffee, Hot Chocolate with Functional Mushrooms, and our InstaFuel line of just-add-water coffee and tea products. Other products include Harvest snacks and miscellaneous branded goods, such as coffee mugs, thermoses, t-shirts, and hats.

Coffee Creamers

Laird Superfood is part of the $4 billion coffee creamer market with its cornerstone portfolio of Superfood Creamers. According to Information Resources, Inc. (IRI), the creamer category grew 13% in 2020, while Laird Superfood’s creamer business grew 98% in 2020.

In July 2015, we introduced the Original Laird Superfood Creamer and since that time have introduced several additional flavors. In April 2020, Laird Superfood entered the liquid creamer market, expanding its TAM to $4 billion.

Laird Superfood sells eight SKUs of powdered coffee creamers and four SKUs of liquid coffee creamer. Sales of powdered coffee creamer represented 59% of our gross sales in 2020 and 68% of our gross sales in 2019. We expect to continue expanding our Superfood Creamer platform going forward with additional flavors, nutritional profiles, and formulations based on consumer preferences and demand. Such products demonstrate attractive repeat usage and customer lifetime value characteristics.

The three main benefits and points of differentiation to consumers from our Superfood Creamer products are their taste, limited ingredient set, and their inclusion of plant-based fats. All creamers include Aquamin, a natural source of calcium and trace amounts of 72 other minerals, and all liquid creamers are differentiated by functional mushroom extracts in their ingredient set. Powdered creamers have the further appeal of shelf stability and on-the-go convenience.

The philosophy driving our pricing strategy is accessibility to consumers prioritizing less processed and more sustainable foods.

Powdered Coffee Creamers

Laird Superfood’s Superfood Creamer was originated in powdered form for convenience and sustainability. We have developed eight powdered SKUs: Original Superfood Creamer, Unsweetened Superfood Creamer,

Cacao Superfood Creamer, Turmeric Superfood Creamer, seasonal Pumpkin Spice Superfood Creamer, seasonal Chocolate Mint Superfood Creamer, Vanilla Superfood Creamer, and Original Superfood Creamer with Functional Mushrooms. Our powdered coffee creamers have an 18-month shelf life.

Powdered coffee creamers have historically represented a smaller, lower-price-point segment of the coffee creamer market, but we believe our powdered Superfood Creamers are expanding that segment and competing for customers who historically have purchased liquid coffee creamers.

Liquid Coffee Creamers

Our liquid coffee creamers were developed internally based on naturally sourced, delicious and functional ingredients. Liquid creamers provide the added benefits of being on the perimeter refrigerated shelf space, as well as a lower price point per unit.

We have developed four liquid SKUs: Original with Functional Mushrooms, Unsweetened with Functional Mushrooms, Vanilla with Functional Mushrooms, and Turmeric with Functional Mushrooms.

Hydration and Beverage Enhancing Supplements

Laird Superfood’s hydration and beverage enhancer portfolio includes our Hydrate coconut water products (four SKUs), our Activate Platform (two SKUs), our Performance Mushroom supplement (one SKU), and our Renew Plant-Based Protein (one SKU). These products represented 13% of our gross sales in 2020 and 5% of our gross sales in 2019.

The main benefits and points of differentiation to consumers from our Hydrate products are a limited number of ingredients; no artificial sugars, ingredients or colors that are prevalent in most competing sports drinks; and a lower cost per serving than traditional single-use packaged sports drinks and coconut waters. Hydrate is also environmentally friendly due to its powdered form, avoiding single use plastics. The main benefits of our beverage enhancing supplements are a plant-based, less processed and recognizable ingredients set.

Hydrate

We currently produce four SKUs of our powdered coconut water Hydrate platform: Original Hydrate, Pineapple Mango Hydrate, Matcha Hydrate, and Orange Guava Hydrate.

In our Hydrate products, we focus on price per serving, emphasizing value in our products compared to single-use products.

Beverage Enhancing Supplements

Our beverage enhancing supplement line is currently four SKUs: Performance Mushrooms, Activate Daily Jumpstart, Activate Prebiotic Daily Greens, and Renew Plant-Based Protein.

Our Activate Prebiotic Daily Greens and Renew Plant-Based Protein were launched in December 2020. We are in the early stages of building out our supplements portfolio and will continue to expand the breadth of our Activate, Renew and Mushroom offerings over the course of the next several years.

Coffee, Tea, and Hot Chocolate Products

InstaFuel and Hot Chocolate with Functional Mushrooms

Laird Superfood sells four SKUs of high-quality instant beverage products pre-mixed with its superfood creamer, in a just-add-hot-water line InstaFuel products: Original InstaFuel (coffee with Original Superfood

Creamer), Unsweetened InstaFuel (coffee with Unsweetened Superfood Creamer), Matcha InstaFuel (green tea and Original Superfood Creamer), and Chai InstaFuel (black tea and Original Superfood Creamer). Laird Superfood also sells one SKU of Hot Chocolate with functional mushrooms.

We currently self-manufacture all our InstaFuel and Hot Chocolate products to maximize long-term margin and control quality.

Whole Bean and Ground Coffee

Coffees offer an intuitive and complementary sale to individuals purchasing our creamers and we believe that our new organic coffee blended with functional mushrooms is a point of differentiation in the coffee segment. We currently sell nine whole and ground roasts. Ground and whole bean coffee products represented 9% of our gross sales in 2020 and 5% of our gross sales in 2019.

Our coffees are sourced from Peru, and are a hand-picked, high altitude, shade grown variety selected for their low acidity.

Harvest Snack Products

Pili Nuts and Harvest Dates

Laird Superfood started selling four SKUs of high-quality, naturally sourced, functional snack products including Pili Nuts and Harvest Dates in Q4 2020. We have developed three Pili Nut SKUs, including Himalayan Salt Pili Nuts, Matcha Pili Nuts, and Cacao Pili Nuts, and one SKU of Original Harvest Dates.

Our Customer Usage Patterns

All Laird Superfood products are focused on providing nutrient dense and functional alternatives in multi-billion-dollar market categories, such as coffee creamers and sports drinks. Laird Superfood products are also designed to become part of an individual’s daily ritual and repeated usage patterns.

The majority of our business is currently conducted online, and we expect that percentage will decrease over time due to our anticipated roll-out across physical retail channels. We have over thirty-six months of cohort data on all customers that have ordered through our direct website. We view this data as indicative of expected customer usage patterns across all channels on the basis of historic trend analysis.

Subscriptions play an important role in driving retention rates for our direct online business and in 2020 and 2019 subscriptions made up 30% and 32% of our direct online net sales, respectively. In addition to subscriptions, lairdsuperfood.com has a high percentage of repeat users. In both 2020 and 2019, 66% of the net sales at lairdsuperfood.com came from either subscribers or repeat users. These dynamics create meaningful recurring revenues and the combination of repeat usage, order frequency and retention rates informs our views on strategic marketing spend and customer unit economics.

Distribution Channels

We generate revenue through three channels: online, wholesale, and food service. Our customers and distribution channels include our online business through our website, lairdsuperfood.com, and Amazon.com our wholesale sales to distributors and retailers in channels such as specialty, conventional grocery, mass market retail and drug retail and food service customers.

Our net sales by distribution channel are reflected below:

	Years Ended December 31,
	2020		2019
	$	% of Total	$	% of Total
Online	$14,501,706	56%	$7,646,864	59%
Wholesale	10,996,517	42%	5,295,024	40%
Food service	508,175	2%	161,840	1%

Sales, net	$26,006,398	100%	$13,103,728	100%

Online

Our online business consists of lairdsuperfood.com and Amazon.com.

Lairdsuperfood.com sells all of our SKUs with the exception of our refrigerated liquid Superfood Creamers. Lairdsuperfood.com allows for online-only sales of trial products, prior to the investment necessary to launch in wholesale.

Content on our website allows Laird Superfood to educate consumers on the benefits of our products and ingredients, market and cross-sell new products. It also facilitates our subscription business which has shown consistent revenue growth since its inception in May 2017.

For sales through Amazon.com, we send products to Amazon, and Amazon fulfills orders placed through its online marketplace from its fulfillment centers. Amazon charges us fulfillment fees for this service and may charge storage fees for certain inventory. We sell a number of our SKUs on Amazon.com. Sales through Amazon.com accounted for 21% and 30% of our total net sales in 2020 and 2019, respectively.

Our net sales from our online business are reflected below:

	Years Ended December 31,
	2020	2019
Lairdsuperfood.com	$8,964,625	$3,692,845
Amazon	5,537,081	3,954,019

Total Sales, net	$14,501,706	$7,646,864

Wholesale

Our wholesale business addresses the $759 billion grocery industry, as well as many non-grocery retail channels. In 2020, wholesale made up 42% of our net sales, and in 2019, wholesale made up 40% of our net sales. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, outdoor and drug stores. We estimate our products are in over 7,100 retail door locations across the United States as of December 31, 2020.

Our wholesale net sales include sales into wholesale grocery distribution, such as United Natural Foods, Inc. and KeHE Distributors, distributing to clients such as Whole Foods, Erewhon, Sprouts, and Safeway, as well as direct wholesale sales to retailers across diverse channels, such as Costco, HEB, Hyvee, Natural Grocers, CVS, Kroger and REI.

In 2020 and 2019, the wholesale business represented $11 million and $5 million of net sales, or 42% and 40% of our net sales, respectively. Our largest wholesale customer in 2020 and 2019 was Costco which represented 23% and 11% of our total net sales, respectively. No other customer represented more than 10% of our total net sales in 2020 or 2019.

According to SPINS, as of December 31, 2020, we have achieved an All Commodity Volume (ACV) of 52% in the natural enhanced retailer channel, up from 35% as of December 31, 2019. In the conventional grocery channel, we estimate we have achieved 11% of ACV.

Food Service

Our food service business addresses a broad set of customers including local and regional coffee shops, juice bars, corporate offices, hotels, restaurants, college campuses, professional sports teams and gyms. In 2020 and 2019, food service was 2% and 1% of our net sales, respectively.

Laird Superfood has worked with Bunn, one of the largest coffee capital equipment manufacturers in the United States, to create the Laird Superfood Crescendo®, a plant-based latte machine that is a convenient solution for a variety of office, gym, restaurant, and other food service environments.

In addition to our Crescendo® machines, our machines platform also includes our other hot beverage machines (HBM), offering a convenient solution for office, food service, and coffee shop environments. As of December 31, 2020, 34 HBMs were operating as an installed base, with average sales per installed HBM per month of Superfood Creamers and coffee of $128. Our HBM business is currently a small part of our business, but we believe it has potential to become meaningful given strong usage dynamics. As of December 31, 2020, last twelve-month net sales to food service customers were 2% of net sales, and our machine platform represented less than 1% during the same period.

Competition

Fundamentally, we do not believe our competition is our peer better-for-you, less processed creamer companies. We view our competition as the legacy products which are refined-sugar laden, highly processed, and have undecipherable ingredient lists. We believe consumers want more transparency and understanding of what they are putting in their bodies, and are seeking less-processed alternatives, and we are driving those trends through a trusted, authentic brand platform.

We compete in the following markets, based on how we categorize our core products:

Coffee Creamers

Our creamer products primarily compete within the $4 billion domestic creamer market that, according to IRI, grew 13% in 2020 and includes products offered by Danone SA, TreeHouse Foods Inc., Nestle SA and Dean Foods Co, among others.

We believe our creamers are differentiated from competing products due to their superior taste profile, a limited ingredient set, and a differentiated energy profile due to the inclusion of plant-based fats. In addition to being coffee additives, our powdered creamers are used by consumers in a variety of different applications, such as smoothies and baked goods.

Hydration and Beverage Enhancing Supplements

Our Hydrate platform primarily competes against hydration enhancing sports drinks. The two dominant competitors in the $7 billion sports drink market are Gatorade, owned by PepsiCo, and PowerAde, owned by The Coca-Cola Company.

Hydrate also competes within the $3 billion coconut water market (360 Research Reports), which is highly fragmented relative to the sports drink market.

We believe that our Hydrate platform is differentiated from competing products due to a very limited ingredient set that contains none of the artificial sugars, ingredients or colors that are prevalent in most competing sports drinks. Due to its convenient powdered form, Hydrate also allows customers to adjust serving size based on individual taste preference, has a lower cost per serving than traditional sports drinks or coconut waters and is environmentally friendly due to its powdered form and elimination of single-use plastics.

Activate, Renew and Performance Mushroom Supplements

Our Activate Daily Jumpstart and Activate Prebiotic Daily Greens lines compete in the $61 billion global vitamin and supplements market (Reportlinker.com). Activate Daily Jumpstart and Activate Prebiotic Daily Greens compete largely as an alternative to single-serve cold-pressed juices which frequently focus on similar ingredients (lemon cayenne mixes, and superfood greens mixes), and certain other powdered beverages.

Our Renew Plant-Based Protein line competes in the ready to drink protein powder market which is highly fragmented. The protein supplement industry was estimated to be $18 billion in 2019. Ready-to-drink and pre-formulated drinks were anticipated to be the fastest in revenue growth in the segment. Renew is differentiated amid this market with a short, understandable ingredient list.

Our Performance Mushroom supplement competes in the natural supplement market, which is highly fragmented with several peer companies.

InstaFuel and Hot Chocolate with Functional Mushrooms

InstaFuel instant beverage products and our Hot Chocolate with Functional Mushrooms compete with other just-add-hot-water lines of instant coffee products and hot chocolate. The annual revenue generated from the instant coffee market in the U.S. was estimated to be $15 million according to Statista in 2020. The national hot chocolate market was $950 million in the United States in 2020 according to IBISWorld. Due to being made with coconut sugar rather than refined sugars and inclusion of functional mushrooms, we believe our hot chocolate product to be highly differentiated from legacy hot chocolate brands.

Whole Bean and Ground Coffee

According to the Specialty Coffee Association of America, the retail value of the U.S. coffee market is estimated to be $89 billion as of May 2020. We believe that our line of high quality Peruvian organic roasts, as well as our more highly differentiated functional coffee blends, incorporating functional mushroom extracts, superfoods, and botanical adaptogens, have natural synergies for many buyers of our creamer products, and convenience of combined ordering on our online platform.

In 2020, we launched our functional coffee blends, created to support consumers through the addition of plant-based ingredients including functional mushroom extracts, superfoods, and botanical adaptogens. These products are considered to be a differentiated offering within the coffee category.

Supply Chain

Laird Superfood sources its raw materials from a variety of suppliers located both inside and outside the United States. The Company purchases substantial portions of its roasted coffee products from one supplier, coconut milk powder from two suppliers, and coconut water powder from one supplier. There are multiple sources of roasted coffee products, coconut milk powder and coconut water powder available to the Company, and management believes that the Company could find suitable replacements for these suppliers on substantially similar terms. In addition, the Company sources all of its Aquamin from a single supplier, Stauber Performance Ingredients. Raw materials are shipped to our production facility in Sisters, Oregon where they are stored in our warehouse and production facility. For products we self-manufacture, these raw materials are then mixed and packaged into finished goods. Finished goods are then warehoused and shipped out of Sisters to both retail and wholesale customers, as well as distributors across the country. A minority of our products are manufactured and packaged offsite. The finished goods are then typically shipped by our co-packers to our warehouse in Sisters where we then ship them to end-customers.

Laird Superfood has a supplier code of conduct for the ethical sourcing of raw materials from within and outside the United States, which it provides to suppliers as part of its supplier-onboarding process.

Regulation

We are subject to a wide range of governmental regulations and policies. We are required to comply with the regulations and policies promulgated by the Environmental Protection Agency (the “EPA”) and corresponding state agencies, as well as the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), the Equal Employment Opportunity Commission (EEOC), the United States Department of Health and Human Services (HHS), the United States Department of Labor (DOL), and the Occupational Safety and Health Administration (“OSHA”). In addition, the Federal Communications Commission (the “FCC”), monitors claims made by companies, particularly with celebrity spokespeople.

USDA National Organic Program and Similar Regulations

We are involved in the sourcing, manufacturing, supplying, processing, marketing, selling and distribution of organic food products and, as such, are subject to certain organic quality assurance standards. The Organic Foods Production Act mandates that the USDA develop national standards for organically produced agricultural products to assure consumers that those products marketed as organic meet consistent, uniform standards. We currently manufacture and distribute a number of organic products that are subject to the standards set forth in the Organic Foods Production Act and the regulations adopted thereunder by the USDA National Organic Program. Our organic products are certified organic by a USDA-accredited certifying agent, and we believe that we are in material compliance with the organic regulations applicable to our business.

Additionally, our organic products may be subject to various state regulations. Many states have adopted their own organic programs making the state agency responsible for enforcing USDA regulations for organic operations. However, state organic programs may also add more restrictive requirements due to specific environmental conditions or the necessity of production and handling practices in the state.

Food-Related Regulations

As a manufacturer and distributor of food products, we are also subject to a number of federal, state and local food-related regulations, including, but not limited to, the Federal Food, Drug and Cosmetic Act of 1938 (the “FDCA”) and regulations promulgated thereunder by the FDA. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the U.S. The FDA:

•	regulates manufacturing practices for foods through its current good manufacturing practices and regulations affecting food manufacturing;

•	regulates ingredient safety; and

•	prescribes the format and content of certain information required to appear on food product labels.

Some of the key food safety and food labeling regulations in the U.S. are discussed in the following sections.

Food Safety Regulations

The FDA Food Safety Modernization Act (“FSMA”) enables the FDA to better protect public health by strengthening the food safety system. The law provides the FDA with new enforcement authorities and tools designed to achieve higher rates of compliance with prevention- and risk-based food safety standards and to better respond to and contain problems when they do occur.

We believe that we are in material compliance with the current regulations promulgated to implement FSMA that are applicable to our business. We are continuing to develop internal compliance policies and practices for those rules that have future compliance dates in order to ensure compliance by the required deadlines.

The FDA’s Foreign Supplier Verification Program requires that the United States owner or consignee of imported food take steps to verify that the foreign supplier of imported food is manufacturing the food in accordance with FDA requirements, that the importer understand what hazards the foreign supplier is controlling and how those hazards are controlled, and that this oversight program is documented. The regulation is being implemented using a tiered series of compliance dates based on the size of the U.S. importer and the foreign supplier. We have developed a program that we believe is in compliance with this regulation and are monitoring its ongoing implementation.

We are subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of manufacturing facilities, food safety systems, transportation of food products, record keeping, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products.

Food Labeling Regulations

The Company is subject to certain requirements relating to food labeling under the FDCA and corresponding FDA regulations as well as the Fair Packaging and Labeling Act enacted in 1967 and corresponding FTC regulations. Although the FTC and FDA share jurisdiction over claims made by manufacturers of food products (with the USDA also having jurisdiction over “organic” claims), the FDA retains primary jurisdiction over the labeling of food products whereas the FTC regulates advertising.

The FDA and FTC require that all food products be labeled to disclose the net contents, the identity of commodity, nutrition information, and the name and place of business of the product’s manufacturer, packer, or distributor. Both agencies also require that any claim on the product be truthful and not misleading. The FDA also has detailed regulations and requirements governing various types of claims about products’ nutritional value and wellness benefits, such as a nutrient content claims, health claims, and structure-function claims. Claims falling under these regulations must be phrased in specific ways to avoid misbranding the food. We believe we are in compliance with applicable FDA claims regulations.

Other state and local statutes and regulations may impose additional food labeling requirements. For instance, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as Proposition 65) requires, with a few exceptions, that a specific warning appear on any consumer product sold in California that contains a substance, above certain levels, listed by that state as having been found to cause cancer or birth defects. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products.

Environmental Regulations

We are also subject to various U.S. federal, state and local environmental regulations. Some of the key environmental regulations in the U.S. include, but are not limited to, the following:

•	Air quality regulations—air quality is regulated by the EPA and certain city/state air pollution control groups. We file emission reports annually.

•

Waste treatment/disposal regulations—solid waste is either disposed of by a third-party or, in some cases, we have a permit to haul and apply the sludge to land. Agreements exist with local city sewer districts to treat waste at specified levels of Biological Oxygen Demand (“BOD”), Total Suspended Solids (“TSS”) and other constituents. This can require weekly/monthly reporting as well as annual inspection.

•	Sewer regulations—we have agreements with the local city sewer districts to treat waste at specified limits of BOD and TSS. This requires weekly/monthly reporting as well as annual inspection.

•	Hazardous chemicals regulations—we file various reports with local city/state emergency response agencies to identify potential hazardous chemicals being used in our facilities.

•	Storm water—all our facilities are inspected annually and must comply with an approved storm water plan to protect water supplies.

Consumer Protection Regulations

The FTC has the authority to regulate traditional and digital advertising for most types of consumer products, including our product offerings. The FTC has interpreted the Federal Trade Commission Act (the “FTC Act”) to prohibit unfair or deceptive acts or practices in commerce and oversees express and implied claims in advertising as well as certain promotional activities such as the use of social media influencers by advertising companies.

Our marketing, advertising, and promotional activities for our consumer products must adhere to the FTC Act’s requirement for truthful, non-misleading and adequately substantiated claims. If our advertising does not comply with FTC and similar State requirements, we could become subject to an investigation by FTC or a consent decree, which could have a material adverse impact on our business and reputation.

Employee Safety Regulations

We are subject to certain safety regulations, including OSHA regulations. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations applicable to our business.

Intellectual Property

We have the right to the following material trademarks: Laird Superfood, Superfood Creamer and InstaFuel in the United States, and Laird Superfood in several international jurisdictions, including the European Union.

Human Capital Resources

As of December 31, 2020, we had 145 full-time employees and five part-time employees. None of these employees are represented by labor unions or covered by collective bargaining agreements. We believe that our employee relations are good.

We have developed and are executing on a complete program to manage the full employee life cycle, which begins with talent acquisition, focuses on robust onboarding and effective communication, includes a dynamic performance management program, utilizes engagement best practices, and is rounded out by career development and succession planning across our organization. We continuously strive to cultivate and support a highly engaged and productive workforce.

Talent Acquisition

We have a strong track record of directly recruiting top talent but we also partner with external professional recruiting firms to enhance our recruiting efforts when appropriate. We have relationships with local and targeted colleges and universities to support our intern programs and for supplying key talent in areas like Food Science and Quality Assurance. We have also developed a partnership with our community high school to offer skills training and career experience to establish a pipeline of talent for our front-line workforce.

Onboarding and Communication

In order to create a high-performing team, we establish a firm foundation of business understanding through a robust and cross-functional onboarding process. Every employee begins with a common understanding of our history, vision, mission, values, and goals and objectives, and we train employees regarding fundamentals such as workplace and food safety and their employee rights and benefits.

We actively seek opportunities for effective communication, and our CEO each month communicates to all staff via an all-employee letter. Departments meet individually and cross-functionally in a variety of ways. Managers are trained to hold regular one-on-one meetings to communicate on projects, tasks, feedback, and development. Individuals are encouraged to communicate through both formal methods and our Open-Door Policy.

Engagement

Our engagement program is centered upon an annual engagement survey, which serves as an annual benchmark and leads into a series of in-person focus groups to further understand and act upon our employee feedback. The focus groups allow us to drill down on employee feedback, give voice to our workforce, and create an annual action plan for increasing our engagement and productivity.

Performance Management

We have built a robust performance management program that seeks to combine best practices and innovation. Our program begins with goal setting at the company, department, and individual level. The program incorporates regular, direct feedback in one-to-one conversations between managers and direct reports across all levels of the organization. A major component of our performance management program is our Annual 360 Feedback Event ensuring performance is measured and enhanced not only by the manager’s assessment but through peer feedback and feedback on management as well. Any time of the year, employees can ask for or offer feedback transparently and easily through a shared platform in support of our feedback-focused performance management culture.

Talent Development

We conduct an annual talent review to identify top performers and high potential talent. This review informs our development activities and skill-building opportunities of our employees across all levels. We have a strong track record of internal growth and development with many examples of employees growing into new roles with increasing responsibility. We offer employees the opportunity to participate in external leadership development programs in person or online, as well through professional associations and conferences. Additionally, we offer internal training on targeted competencies such as giving and receiving feedback and effective goal setting.

Succession Planning

We have begun a formal succession planning process that is designed to work in concert with our talent review and performance management processes. A systematic and regular review of our internal talent is critical to meeting the future needs of our business. Our process allows us to both identify immediate and long-range succession planning to ensure our business can continue operating at the highest level.

Compensation

Our total rewards program is designed to ensure our talented team is both fairly paid and rewarded for performance. We invested significant time in establishing market competitiveness in 2020 and making adjustments where necessary with the goal of retaining top talent and ensuring equitable pay practices. We offer competitive benefits to ensure that our employees are provided for across the full range of employee rewards.

Diversity and Inclusion

We believe diversity and inclusion enable the company to benefit from multiple points of view and broad thinking innovation. Diversity and inclusion better positions us to understand our customers’ needs and to ultimately succeed in our vision of providing better food for a better world. Our senior leadership team is 50/50 male/female, and our workforce is similarly gender diverse with 55% male and 45% female. Throughout 2020 we partnered with youth special needs organizations to provide job opportunities, career education, and skills training in our facilities. Our hiring efforts include the employment of special needs individuals. We continue to seek opportunities for building an inclusive culture that encourages, supports, and celebrates the diverse voices of our world.

Corporate Information

We were formed as a limited liability company on June 25, 2015 under the laws of the State of Oregon, converted to a corporation under the laws of the State of Oregon on February 18, 2016, and converted to a corporation under the laws of the State of Delaware on July 3, 2018. Our principal executive offices are located at 275 W. Lundgren Mill Drive, Sisters, Oregon 97759. Our website is www.lairdsuperfood.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. We have included our website address in this Annual Report as an inactive textual reference only. Information contained on, or that can be accessed through, our website is not part of this Annual Report. You should not rely on any information contained or included on our website in making your decision whether to purchase our common stock.

ITEM 1A. RISK FACTORS.

Our business is subject to various risks and uncertainties. Investors should carefully read the following factors as well as the cautionary statements referred to in “Cautionary Note Regarding Forward-Looking Statements” in herein. If any of the risks and uncertainties described below or elsewhere in this annual report on Form 10-K occur, the Company’s business, financial condition, or results of operations could be materially adversely affected.

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

We have not been profitable to date and we expect operating losses for the near future. During the year ended December 31, 2020, we achieved net sales of approximately $26 million and incurred net losses of approximately $13 million. During the year ended December 31, 2019, we achieved net sales of approximately $13 million and incurred net losses of approximately $9 million. Furthermore, to the extent our business strategy is successful, we must control overhead expenses and we may need to incur the expense of additional reliance on outside co-packers or hire additional personnel as needed. We may not succeed in expanding our customer base and product offerings and even if we do, we may never generate revenue that is significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, diversify our product offerings or even continue our operations.

We may need additional funding in order to grow our business.

To date, we have financed our operations through our initial public offering, private placements of our common and preferred stock and borrowings under loan agreements. We have devoted substantially all our financial resources and efforts to developing our products, workforce, and manufacturing capabilities. Our long-term growth and success are dependent upon our ability to generate cash from operating activities. There is no assurance that we will be able to generate sufficient cash from operations or access the capital we need to grow our business. Our inability to obtain additional capital could have a material adverse effect on our ability to fully implement our business plan and grow our business, to a greater extent than we can with our existing financial resources.

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including lower demand for our products or due to other risks described herein, we may seek to sell common stock or preferred stock or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

•	acquire or invest in complementary businesses or assets;

•	increase our sales and marketing efforts and address competitive developments;

•	provide for supply and inventory costs;

•	fund development and marketing efforts of any future products or additional features to then-current products;

•	acquire, license or invest in new technologies;

•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and improve gross margins;

•	the cost of expanding our operations and offerings, including our sales and marketing efforts;

•	the effect of competing market developments; and

•	costs related to international expansion.

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

Our net sales grew to approximately $26 million for the year ended December 31, 2020, from $13 million for the year ended December 31, 2019. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We also believe that growth of our revenue depends on several factors, including our ability to:

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

We are subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brand and products to drive increased sales. However, we face many risks, uncertainties and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving natural, organic, and functional food and beverage industry. Our ability to implement our growth strategy depends, among other things, on our ability to:

•	develop, manufacture and introduce new and appealing products in our Laird Superfood brand and successfully innovate on our existing products;

•	successfully compete in the product categories in which we choose to operate;

•	attract and maintain a large customer base and develop and grow that customer base;

•	increase awareness of our Laird Superfood brand and develop effective marketing strategies to ensure consumer loyalty;

•	establish and maintain strategic relationships with key sales, marketing, manufacturing and distribution providers; and

•	attract, retain and motivate qualified personnel.

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

Our Laird Superfood products are new, and our industry is rapidly evolving.

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

As is typical in a rapidly evolving industry, the development process and demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. Because the market for our products is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any, and costs of manufacturing as a product is developed. We cannot guarantee that we will be successful in developing new or existing products or manufacturing new products including through copackers, that our copackers perform as expected, or that a market for our products will develop or that demand for our products will be sustainable. If we fail to develop or manufacture new products, or the market for new products fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

We are subject to the risks associated with conducting business operations outside of the U.S., which could adversely affect our business.

We purchase our products from a variety of suppliers, including international suppliers. Our direct purchases from non-US suppliers represented a majority of our raw materials in 2020 and 2019, and we expect our international purchases may grow with time. We also sell our products to consumers through our website and other online and physical distributors that are in foreign countries, and we may in the future enter into agreements with distributors in foreign countries to sell our products. All of these activities are subject to the uncertainties associated with international business operations, including:

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

Currently, substantially all of our international purchase and sales contracts are denominated in U.S. dollars, and generally do not guarantee long term pricing. As a result, a decrease in the value of the U.S. dollar relative to foreign currencies could increase our costs in dollars for the food products and ingredients that we import from other countries. In addition, an increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our selling price or risk making our products less competitive in international markets. The Company has not historically hedged foreign exchange risks.

A larger portion of our revenues may be denominated in other foreign currencies if we expand our international operations. Conducting business in currencies other than U.S. dollars could subject us to fluctuations in currency exchange rates that could negatively affect our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses.

Pandemics, epidemics, or disease outbreaks, such as the COVID-19 pandemic could have a material adverse impact on our business including, among other things, consumption and trade patterns, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition, and results of operations.

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, shelter-in-place orders, quarantines and travel bans, intended to control the spread of the virus. These restrictions, and future prevention and mitigation measures by governments and private entities, have had and are likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending, which could materially adversely affect the supply of materials for our products as well as the demand for our products.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if this pandemic continues to be a severe worldwide health crisis, or in the regions from which we source our raw materials, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, a significant proportion of our products are produced at our manufacturing facility in Sisters, Oregon. If we are forced to scale back hours of production or close this facility in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could negatively affect our operations, liquidity, financial condition and results of operations. Pandemics, epidemics or disease outbreaks may affect demand for our products because quarantines or other government restrictions on movement may cause erratic consumer purchase behavior. Governmental or societal impositions of restrictions on public gatherings, especially if prolonged, may have adverse effects on in-person traffic to retail stores, and in turn, our business. Even the perceived risk of infection or health risk may adversely affect traffic to our store-based retail customers and, in turn, our business, liquidity, financial condition and results of operations, particularly if any self-imposed or government-imposed restrictions are in place for significant time.

The spread of pandemics, epidemics or disease outbreaks such as COVID-19 may also disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation services providers. Ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work and means of transporting products within regions or countries may be limited for the same reason. Our contract manufacturers’ ability to manufacture our products may be impaired by any material disruption to their employee staffing, procurement, manufacturing, or warehousing capabilities because of COVID-19 or similar outbreaks.

Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Our ability to implement our innovation, advertising, display and promotion activities designed to maintain and increase our sales volumes on a timely basis may be negatively affected because of modifications to in-person promotional activities during the COVID-19 outbreak or similar situations. Retailers may also alter their normal inventory receiving and product restocking practices during pandemics, epidemics or disease outbreaks such as COVID-19, which may negatively affect our business.

Workforce limitations and travel restrictions resulting from pandemics, epidemics or disease outbreaks such as COVID-19 and related government actions may affect many aspects of our business. If a significant percentage of our workforce cannot work, including because of illness, travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively affected.

Adverse and uncertain economic conditions, such as decreases in per capita income and level of disposable income, increased unemployment or a decline in consumer confidence because of the COVID-19 outbreak or similar situations, could have an adverse effect on distributor, retailer and consumer demand for our products. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Prolonged unfavorable economic conditions, including because of COVID-19 or similar outbreaks, and any resulting recession or slowed economic growth, may have an adverse effect on our sales and profitability.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic, epidemic or disease outbreak, and third party actions taken to contain its spread and mitigate public health effects.

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

We might be required to spend significant resources to monitor and protect our intellectual property rights. For example, we may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or other proprietary rights or to establish the validity of such rights. However, we may be unable to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. In addition, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially and adversely affect our business, financial condition, and results of operations.

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

The organic ingredients that we use in the production of our products (including, among others, coffee, coconut sugar, coconut milk powder, and extra virgin coconut oil) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes and pestilences. Natural disasters and adverse weather conditions (including the potential effects of climate change) can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of Non-GMO and organic ingredients or increase the prices of Non-GMO and organic ingredients. If our supplies of

Non-GMO and organic ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations.

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

A significant proportion of our products are produced at our manufacturing facility in Sisters, Oregon. A significant disruption at that facility or to any of our key production equipment, even on a short-term basis, could impair our ability to timely produce and ship products, which could have a material adverse effect on our business, financial position and results of operations. In the past, we have had manufacturing delays due to damaged and malfunctioning equipment and cannot fully insure against the effects of such delays on our business. Our manufacturing operations are vulnerable to interruption and damage from natural and other types of disasters, including earthquake, fire, floods, volcanic events, droughts, environmental accidents, winter storms, power loss, disease outbreaks or pandemics such as the recent coronavirus (COVID-19) pandemic, communication failures and similar events. If any disaster were to occur at our facility, our ability to operate our business at our facilities would be seriously impaired.

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

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Vietnam, Indonesia, China, and Sri Lanka geographically accounted for approximately 69% of our total raw materials and packaging purchases for the year ended December 31, 2020. Vietnam and the Philippines geographically accounted for approximately 51% of our total raw material and packaging purchases for the year ended December 31, 2019. In the event that our supply from our current suppliers is interrupted, our operations may be interrupted resulting in lost revenue, added costs and distribution delays that could harm our business and customer relationships until we are able to identify and enter into an agreement with one or more alternative suppliers.

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

Many aspects of our business could be directly affected by volatile commodity costs. Agricultural commodities and raw materials, including coconut milk powder, organic coconut sugar, organic extra virgin coconut oil, freeze dried coconut water and Aquamin, are the principal inputs used in our products. These items, as well as a growing list of new ingredients as we expand our product portfolio, are subject to price volatility which can be caused by commodity market fluctuations, inflation, crop yields, seasonal cycles, weather conditions (including the potential effects of climate change), temperature extremes and natural disasters (including floods, droughts, water scarcity, frosts, earthquakes and hurricanes), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, natural disasters and government programs and policies among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, distribution costs for our products and packaging costs. While we may seek to offset the volatility of such costs with a combination of cost savings initiatives, operating efficiencies and price increases to our customers, we may be unable to manage cost volatility. If we are unable to fully offset the volatility of such costs, our financial results could be adversely affected.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Paul Hodge, Laird Hamilton, Valerie Ells, Scott McGuire, and Andrew McCormick. Our executive officers or key personnel could terminate their employment with us at any time without penalty. Mr. Hamilton, Mr. Hodge, and certain other of our executive officers frequently participate in a wide variety of activities, including extreme mountain, desert, snow and ocean sports, motorsports, flying private aircraft (including experimental aircraft), and attempting small aircraft time and distance records, which have in the past resulted in serious injuries to members of our management team, and subject them to a significant risk of serious injury or death. In addition, we do not maintain key person life insurance policies on any of our employees. The loss of one or more of these executive officers or key personnel could seriously harm our business and may prevent us from implementing our business plan in a timely manner, or at all.

If the reputation of our brand erodes significantly, it could have a material impact on our results of operations.

Our financial success is directly dependent on the consumer perception of our brand. The success of our brand may suffer if our marketing plans or product initiatives do not have the desired impact on our brand’s image or its ability to attract consumers. Further, our results could be negatively affected if our brand suffers substantial damage to its reputation due to real or perceived quality issues, adverse publicity about our products, packaging or ingredients, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers, or perception that the Company or any of its executives or Mr. Hamilton or Ms. Reece is perceived to act in an irresponsible or objectionable manner. In addition, it is possible for such information, misperceptions and opinions to be shared quickly and disseminated widely due to the continued growing use of social and digital media. Negative posts or comments about the Company or any of its executives or Mr. Hamilton or Ms. Reece, or our products or packaging on social or digital media could seriously damage our brands and reputation.

We rely on retailers and distributors for a substantial portion of our sales, and our failure to maintain and further develop our sales channels could harm our business.

We sell a substantial portion of our products through retailers such as Costco, Natural Grocers, CVS, Kroger and REI, distributors such as United Natural Foods, Inc. and KeHE Distributors, and online through Amazon.com, and we depend on these third parties to sell our products to consumers. The largest retailer of our products for the years ended December 31, 2020 and 2019 was Costco, which accounted for 23% and 11% of our total net sales, respectively. In addition, net sales through Amazon.com accounted for 21% and 30% of our total net sales for the years ended December 31, 2020 and 2019, respectively. No other retailer or distributor represented more than 10% of our total net sales in 2020 or 2019.

The loss of, or business disruption at, one or more of these retailers or distributors or a negative change in our relationship with Costco or Amazon.com or a disruption to Amazon.com as a sales channel could have a material adverse effect on our business. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors, the growth of our business may be adversely affected, and our business may be harmed.

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

On October 20, 2020, the United States Department of Justice brought an antitrust lawsuit against Google claiming that Google improperly uses its monopoly over internet search to impede competition and harm consumers. Our cost of advertising on Google may remain high if Google’s monopoly over internet searches is not prevented and competitive search engines are not allowed to compete. Alternatively, if Google is required because of this lawsuit to split up the company or sell assets, there is no assurance this will decrease advertising costs and it may lead to increased costs due to an increased number of service providers who obtain oligopoly power to control advertising costs. Although this lawsuit may lower our advertising costs, there is risk that it may not and would lead to increased costs which would reduce our profitability and harm our business.

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

We intend to rely on internal production capacity and, to a lesser extent, third-party co-packers to fulfill our growing production needs. We have plans to expand our own production facilities, but in the short-term may need to increase our reliance on third parties to provide production and supply certain services, commonly referred to as “co-packing” agreements, for a number of our products, including our liquid products. A failure by us or our co-packers to comply with food safety, environmental, or other laws and regulations, or to produce products of the quality and taste-profile we expect, or with efficiency and at costs we expect, may also disrupt our supply of products. In addition, we may experience increased distribution and warehousing costs due to capacity constraints resulting from our growth. We anticipate needing to enter additional co-packing, warehousing or distribution agreements in the future, and we can provide no assurance that we would be able to find acceptable third-party providers or enter into agreements on satisfactory terms or at all. In addition, we may need to expand our internal capacity, which could increase our operating costs and could require significant capital expenditures. If we cannot maintain sufficient and satisfactory production, warehousing and distribution capacity, either internally or through third party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution and warehousing costs may increase, which could negatively affect our business.

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

Consumer preferences evolve over time and the success of our products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences and address their concerns. We must also adapt our marketing strategies to these fluid consumer preferences as they develop. Recent trends in consumer preferences that may impact us include:

•	dietary trends and increased attention to nutritional values, such as sugar, fat, protein, fiber, carbohydrate, or calorie content;

•

concerns about obesity and the health effects of specific ingredients and nutrients, such as sugar and other sweeteners, ingredients derived from genetically modified organisms (GMOs), gluten, grains, dairy, soybeans, nuts, oils, vitamins, fiber, and minerals; and

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

The FTC revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising (the “Guides”), which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the results that consumers can generally expect. In contrast to the 1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical,” the revised Guides no longer contain such a safe harbor. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. While we do request that public persons who we engage as paid advertisers, or provide samples of product to, disclose their relationship with us prior to sharing on social media or other endorsement, we cannot ensure all recipients comply with this request and we do not regularly monitor what they post on social media. If we were held responsible for the content of their posts on social media or other endorsements, we could be forced to alter our practices. We have continually adapted our marketing efforts to be compliant with the revised Guides. However, it is possible that our use, and that of our employees, of testimonials in the advertising and promotion of our products will be significantly impacted and therefore might negatively affect our sales.

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

Our officers and directors continue to have significant influence over us through their ownership of shares of our common stock. As of the date of this Form 10-K, our directors and officers beneficially own shares of our common stock which represent approximately 25.5% of the voting power of our outstanding capital stock. As a consequence, our directors and officers will have the power to affect our management and affairs and overall matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets, for the foreseeable future. This concentrated control limits or restricts our shareholders’ ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease approximately 6,888 square feet of commercial space for manufacturing, distribution and related office use in one building, and a second lease provides us approximately 13,600 square feet of further commercial space for manufacturing, distribution and related office use. On March 15, 2019, we purchased lots adjacent to our current manufacturing facility in Sisters, Oregon. We believe that our existing facilities, our facilities under construction and other available properties will be sufficient for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

We are not subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the NYSE American Market under the symbol “LSF” on September 23, 2020. Prior to that date, there was no public trading market for our common stock.

Holders

As of March 15, 2021, there were 124 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Use of Proceeds from IPO

On September 22, 2020, our registration statement on Form S-1 (File No. 333-248513) was declared effective by the SEC for our IPO. At the closing of the offering on September 25, 2020, we sold 3,047,500 shares of our common stock at a public offering price of $22 per share, including 397,500 shares of common stock upon the exercise of the underwriter’s option to purchase additional shares and received gross proceeds of $67,045,000. After underwriting discounts and commissions and other offering costs, net proceeds from the IPO were approximately $61,966,237. Canaccord Genuity LLC, Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC acted as underwriters for our IPO.

Danone Manifesto Ventures, PBC (“DMV”) purchased 90,910 shares of our common stock in a private placement immediately subsequent to the consummation of the IPO for a total purchase price of $2,000,020, at a price per share of $22.

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

ITEM 6. SELECTED FINANCIAL DATA.

Omitted.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

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

We have experienced strong sales growth since inception. Net sales increased to $26 million for the year ended December 31, 2020, from $13 million for the year ended December 31, 2019, representing net sales growth of 98%. The growth in the year ended December 31, 2020 was primarily driven by a significant expansion of our customer base in both online and traditional wholesale channels.

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

Our online business is two pronged and consists of lairdsuperfood.com and Amazon.com. For the years ended December 31, 2020 and 2019, the online business made up 56% and 59% of our net sales, respectively. Lairdsuperfood.com is a platform that provides an authentic brand experience for our customers that drives engagement and provides feedback for future product development, while generating highly attractive margins. We view our growing proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. Content on our website allows Laird Superfood to educate consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for almost two-thirds of lairdsuperfood.com sales for the year ended December 31, 2020.

Our wholesale business addresses the $759 billion grocery industry, specifically the $174 billion Natural, Organic and Functional Foods and Beverages sub-segment, which has been increasing its proportion of the grocery industry, as well as many non-grocery retail channels. For the years ended December 31, 2020 and 2019, wholesale made up 42% and 40% of our net sales, respectively. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, outdoor and drug stores. We currently estimate our products are in over 7,100 retail door locations across the United States and we believe the long-term potential store base exceeds 20,000 retail locations in the United States. The diversity of our retail channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

Initial Public Offering

On September 23, 2020, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 3,047,500 shares of its common stock at a public offering price of $22 per share, including 397,500 shares of common stock upon the exercise of the underwriter’s option to purchase additional shares. After underwriting discounts and commissions and other offering costs, net proceeds from the IPO were approximately $61,966,237. Offering costs of approximately $1,268,765 were recognized as a reduction of additional-paid-in capital.

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

Concurrent Private Placement

Danone Manifesto Ventures, PBC (“DMV”) purchased $2,000,020 of our common stock in a private placement immediately subsequent to the consummation of the IPO, at a price per share of $22.

Capital Contribution

On December 3, 2020, the Company entered into an Agreement with DMV for an additional capital contribution as a participant in the DMV COVID-19 Relief Fund. The Agreement provisions the Company with cash consideration of $298,103 for the purpose of supporting three relief projects: (1) continual sanitation rotation, (2) spend on increased labor, material and maintenance costs in the face of adversity, and (3) new/existing hospitals relief initiative. The Company has reported the balance as restricted cash on the Balance Sheet as of December 31, 2020.

Two-for-One Stock Split

Our board of directors and stockholders approved a two-for-one split of our common stock, which was effected on August 19, 2020. The split divided each outstanding share of our common stock into two shares of common stock and correspondingly adjusted the conversion prices of our convertible preferred stock. No fractional shares were issued in connection with the split. All references to common stock, options to purchase common stock, restricted stock, share data, per share data and related information have been retroactively adjusted, where applicable, in this Annual Report to reflect the split of our common stock, and the corresponding adjustment of the conversion prices of our preferred stock, as if it had occurred at the beginning of the earliest period presented.

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

Interest Expense

Interest expense for the year ended December 31, 2019 consisted primarily of interest related to our additional rent owed to our landlord for landlord improvements. There was no interest expense incurred for the year ended December 31, 2020.

Benefit from Income Taxes

Due to our history of operating losses and expectation of future operating losses, we do not expect any significant income tax expenses and benefits for the foreseeable future.

Results of Operations

Comparison of the years ended December 31, 2020 (“FY2020”) and December 31, 2019 (“FY2019”)

The following table summarizes our results of operations for the periods indicated:

	For the years ended December 31,		$	%
	2020	2019	Change	Change
Sales, net	$26,006,398	$13,103,728	$12,902,670	98%
Cost of goods sold	(19,204,642)	(8,019,094)	(11,185,548)	139%

Gross profit	6,801,756	5,084,634	1,717,122	34%
Gross margin	26.2%	38.8%

General and administrative	8,828,279	5,201,184	3,627,095	70%
Research and product development	508,170	324,284	183,886	57%
Sales and marketing	10,394,478	8,311,137	2,083,341	25%

Total expenses	19,730,927	13,836,605	5,894,322	43%

Operating loss	(12,929,171)	(8,751,971)	(4,177,200)	48%
Other income(expense)	78,870	248,023	(169,153)	(68%)

Loss before income taxes	(12,850,301)	(8,503,948)	(4,346,353)	(51%)
Benefit from income taxes	—	—	—	0%

Net loss	(12,850,301)	(8,503,948)	(4,346,353)	(51%)
Deemed contribution from the redemption of preferred stock	—	7,448,879	(7,448,879)	100%
Less deemed dividend of beneficial conversion feature	(825,366)	—	(825,366)	(100%)
Less deemed dividend of warrants	(825,366)	—	(825,366)	(100%)

Net loss attributable to Laird Superfood, Inc. common stockholders	$(14,501,033)	$(1,055,069)	$(12,620,598)	(1183%)

Sales, Net

	Years ended December 31,		2020 v. 2019 Change
	2020	2019	$	%
Sales, net	$26,006,398	$13,103,728	$12,902,670	98%

Net sales increased by $13 million to $26 million in FY2020, compared to $13 million in FY2019. This increase was due to a combination of growth in our online and wholesale channels, primarily caused by an increase in sales volume. Products introduced after FY2019, including Liquid Creamers, Chai InstaFuel, Orange Guava Hydrate, Activate Daily Greens, Renew Protein, Mushroom Coffee, and four flavors of Pili Nuts, accounted for $4 million of gross sales in FY2020. Year-over-year gross sales growth in existing products accounted for $9 million of the increase in gross sales in FY2020 compared to FY2019. During FY2020, 36% of all online orders were repeat orders, compared to 34% in FY2019, and 30% of our direct website net sales in FY2020 came from subscription programs, compared to 32% in FY2019.

Cost of Goods Sold

	Years ended December 31,		2020 v. 2019 Change
	2020	2019	$	%
Cost of Goods Sold	$(19,204,642)	$(8,019,094)	$(11,185,548)	139%

Cost of goods sold increased by $11 million in FY2020 to $19 million from $8 million in FY2019, primarily due to sales growth in the 2020 period, elevated labor costs, increased co-packing costs primarily associated with our liquid creamer product line, elevated air shipping costs for additional raw materials in response to an unanticipated increase in demand associated with COVID-19, disposal costs related to the initial production and distribution of our liquid creamer product line and elevated outbound shipping costs combined with the launch of a free shipping initiative for direct online purchases made on lairdsuperfood.com.

Gross Profit

	Years ended December 31,		2020 v. 2019 Change
	2020	2019	$	%
Gross Profit	$6,801,756	$5,084,634	$1,717,122	34%

Gross profit increased by $2 million in FY2020 to $7 million from $5 million in FY2019, primarily due to sales growth in FY2020, partially offset by a decrease in gross margins. Gross margin decreased to 26.2% in FY2020 compared to 38.8% in FY2019, due to elevated labor costs, increased co-packing costs primarily associated with our liquid creamer product line, elevated air shipping costs for additional raw materials in response to an unanticipated increase in demand associated with COVID-19, disposal costs related to the initial production and distribution of our liquid creamer product line and elevated outbound shipping costs combined with the launch of a free shipping initiative for direct online purchases made on lairdsuperfood.com.

Operating Expenses

	Years ended December 31,		2020 v. 2019 Change
	2020	2019	$	%
Operating Expenses
General and Administrative	$8,828,279	$5,201,184	$3,627,095	70%
Research and Product Development	508,170	324,284	183,886	57%
Sales and Marketing	10,394,478	8,311,137	2,083,341	25%

Total Operating Expenses	$19,730,927	$13,836,605	$5,894,322	43%

General and administrative expense increased by $4 million in FY2020 to $9 million from $5 million in FY2019, primarily due to IPO related expenses for accelerated stock option vesting, discretionary bonuses, professional fees, as well as an asset impairment recorded during the second quarter.

Research and product development expense increased by $184 thousand to $508 thousand in FY2020 from $324 thousand in FY2019, primarily due to increased product development efforts and payroll expenses.

Sales and marketing expense increased by $2 million in FY2020 to $10 million from $8 million in FY2019, primarily due to increased advertising and payroll, as well as a stock option modification expense.

Other Income

	Years ended December 31,		2020 v. 2019 Change
	2020	2019	$	%
Other income (expense)	$9,100	$48,878	$(39,778)	-81%

Other income is composed of interest income, gain on sale of available-for-sale securities, dividend income, and grant income. Interest income, primarily related to interest income on investment securities available-for-sale, decreased to $65 thousand in FY2020 compared to $229 thousand in FY2019 due to lower interest rate on invested balances. Gain on the sale of available-for-sale securities was $14 thousand in FY2020 compared to $8 thousand in FY2019. There was no grant income in FY2020 compared to $50 thousand in FY2019.

Benefit from Income Taxes

	Years ended December 31,		2020 v. 2019 Change
	2020	2019	$	%
Benefit from Income Taxes	$—	$—	$—	0%

Benefit from income taxes remained at $0 in FY2020 and FY2019, as we maintain a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. Due to our history of operating losses and expectation of future operating losses, we do not expect any significant income tax expenses or benefits for the foreseeable future.

Liquidity and Capital Resources

As of December 31, 2020, we had incurred accumulated net losses of $32 million, including operating losses of $13 million and $9 million for FY2020 and FY2019, respectively. We expect to incur additional operating losses as we continue efforts to grow our business, and we expect to incur additional expenses associated with being a public company. We have historically financed our operations and capital expenditures through private placements of our preferred stock and common stock, our Initial Public Offering, as well as lines of credit and term loans.

Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.

As of December 31, 2020, we had $66 million of cash-on-hand and investments and $11 million of available borrowings under our lines of credit. As of December 31, 2019, we had $6 million of cash-on-hand and investments and $8 million of available borrowings under our lines of credit. As of December 31, 2020, and December 31, 2019, we had $51 thousand outstanding under our forgivable loans with the City of Sisters, Oregon and no amounts were outstanding under our lines of credit.

We currently have an approximately 26,000 square foot warehouse under construction by a third party adjacent to our current buildings while we intend to lease and have purchased five adjoining lots providing opportunity for expansion of our campus if needed. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our product platforms, the introduction of new products and acquisition activity. We expect to continue to incur operating losses for the foreseeable future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months following the date of this report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, if additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.

Comparison of the years ended December 31, 2020 and December 31, 2019

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	For the Years ended
	December 31,
	2020	2019
Cash flows used in operating activities	$(14,746,390)	$(9,433,231)
Cash flows used in investing activities	(4,280,987)	(7,931,763)
Cash flows from financing activities	75,231,348	1,029,080

Net change in cash	$56,203,971	$(16,335,914)

Cash Flows used in Operating Activities

Cash used in operating activities was $15 million for FY2020 as compared to $9 million in FY2019. In FY2020, there were increases in operational costs such as co-packing costs associated with our liquid creamer product line, elevated air shipping costs for additional raw materials in response to an unanticipated increase in demand associated with COVID-19, disposal costs related to the initial production and distribution of our liquid creamer product line, and elevated outbound shipping costs combined with the launch of a free shipping initiative for direct online purchases made on lairdsuperfood.com. In addition, to ensure we are able to keep up with growing customer demand with limited disruptions in distributions, we also made substantial increases to our inventory.

Cash Flows used in Investing Activities

Cash used in investing activities was $4 million in FY2020 as compared to $8 million in FY2019. These changes were primarily due to investment in securities available-for-sale, and capital investments in a new manufacturing line to continue to meet increasing consumer demand.

Cash Flows from Financing Activities

Cash provided by financing activities was $75 million in FY2020 compared to $1 million in FY2019. In FY2020 we completed our IPO, generating net proceeds of approximately $64 million from the IPO and concurrent private placement made by DMV. Offering costs of approximately $1 million were recognized as a reduction of additional-paid-in capital.

Contractual Obligations and Commitments

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of December 31, 2020:

Payments Due by Period	Operating Leases(1)	Note Payable	Total
2021	$237,737	$51,000	$288,737
2022	244,869	—	244,869
2023	252,216	—	252,216
2024	259,782	—	259,782
2025	267,575	—	267,575
Thereafter	864,546	—	864,546

	$2,126,725	$51,000	$2,177,725

(1)	Operating lease obligations related to our manufacturing facility leases dated March 1, 2018 and December 17, 2018.

Segment Information

We have one operating segment and one reportable segment, as our Chief Executive Officer reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our audited financial statements included elsewhere in this Form 10-K, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which we adopted January 1, 2019. Under ASC 606, we recognize revenue in accordance with a five-step model in which we evaluate the transfer of promised goods or services and recognize revenue when our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We have elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. Revenue is reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. We will record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates will be based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Stock Incentive Plan

The compensation cost relating to share-based payment transactions is recognized in the financial statements. The cost is measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost for all employee stock awards is calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for all consultant stock awards is calculated and recognized over the consultant’s service period based on the grant date fair value of the equity or liability instruments issued. Upon exercise of stock awards, recipients are issued shares of common stock.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the financial statements and consist of income taxes currently due and deferred tax assets and liabilities. We may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes) and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, we recorded a full deferred tax valuation allowance as of December 31, 2020 and December 31, 2019.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

See Recently Issued Accounting Pronouncements in Note 1 to our audited financial statements included elsewhere in this Form 10-K for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Laird Superfood, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Laird Superfood, Inc (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Portland, Oregon

March 16, 2021

We have served as the Company’s auditor since 2018.

LAIRD SUPERFOOD, INC.

BALANCE SHEETS

	As of
	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$57,208,080	$1,004,109
Accounts receivable, net	839,659	384,806
Investment securities available-for-sale	8,706,844	5,485,209
Inventory	6,295,898	2,435,965
Prepaid expenses and other current assets	2,847,319	590,808
Deposits	97,674	143,327

Total current assets	75,995,474	10,044,224

Noncurrent assets
Property and equipment, net	3,263,488	3,153,286
Fixed assets held for sale	250,000	—
Licensing agreement - intangible	132,100	132,100
Deferred rent	2,696,646	3,057,432
Other assets	4,992	15,143

Total noncurrent assets	6,347,226	6,357,961

Total assets	$82,342,700	$16,402,185

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$1,315,964	$724,751
Payroll liabilities	722,915	491,092
Accrued expenses	704,543	301,046

Total current liabilities	2,743,422	1,516,889

Long-term liabilities
Note payable	51,000	51,000

Total long-term liabilities	51,000	51,000

Total liabilities	2,794,422	1,567,889

Commitments and contingencies (Note 9)
Convertible preferred stock
Preferred stock, $0.001 par value, 5,000,000 and 1,329,680 shares authorized as of December 31, 2020 and December 31, 2019, respectively; Series A-1 Preferred Stock, 0 shares issued, and outstanding as of December 31, 2020; 1,177,426 shares authorized, 162,340 issued and outstanding, and 609,078 undesignated as of December 31, 2019; Series A-2 Preferred Stock 0 shares issued, and outstanding as of December 31, 2020; 152,253 shares authorized, issued, and outstanding as of December 31, 2019	—	6,722,951

Total convertible preferred stock	—	6,722,951

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 and 9,600,000 shares authorized as of December 31, 2020 and December 31, 2019; 9,247,758 and 8,892,886 issued and outstanding at December 31, 2020, respectively; 4,551,950 and 4,188,558 issued and outstanding at December 31, 2019, respectively	8,893	4,188
Additional paid-in capital	111,452,346	27,184,250
Accumulated other comprehensive income (loss)	14,207	(226)
Accumulated deficit	(31,927,168)	(19,076,867)

Total stockholders’ equity	79,548,278	8,111,345

Total liabilities, convertible preferred stock and stockholders’ equity	$82,342,700	$16,402,185

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December,
	2020	2019
Sales, net	$26,006,398	$13,103,728
Cost of goods sold	(19,204,642)	(8,019,094)

Gross profit	6,801,756	5,084,634

General and administrative
Salaries, wages and benefits	3,533,478	2,423,005
Stock-based compensation	1,424,803	700,384
Professional fees	963,791	491,465
Insurance expense	666,045	132,637
Office expense	503,817	416,160
Occupancy	229,303	157,697
Merchant service fees	375,792	157,737
Netsuite subscription expense	125,916	157,752
Impairment on asset held for sale	239,734	—
Other expense	765,600	564,347

Total general and administrative expenses	8,828,279	5,201,184

Research and product development
Salaries, wages and benefits	272,605	216,657
Product development expense	209,275	80,724
Stock-based compensation	10,261	7,741
Other expense	16,029	19,162

Total research and product development expenses	508,170	324,284

Sales and marketing
Salaries, wages and benefits	2,669,384	2,609,825
Stock-based compensation	661,026	207,686
Advertising	4,457,213	3,131,332
General marketing	1,592,180	1,157,920
Amazon selling fee	743,981	541,009
Travel expense	84,148	330,121
Other expense	186,546	333,244

Total sales and marketing expenses	10,394,478	8,311,137

Total expenses	19,730,927	13,836,605

Operating loss	(12,929,171)	(8,751,971)

Other income (expense)
Interest and dividend income	64,943	239,175
Gain on sale of available-for-sale securities	13,927	7,664
Interest expense	—	(48,816)
Grant income	—	50,000

Total other income	78,870	248,023

Loss before income taxes	(12,850,301)	(8,503,948)
Benefit from income taxes	—	—

Net loss	$(12,850,301)	$(8,503,948)

Add deemed contribution from the redemption of preferred stock	—	7,448,879
Less deemed dividend of beneficial conversion feature	(825,366)	—
Less deemed dividend on warrant discount	(825,366)	—

Net loss attributable to Laird Superfood, Inc. common stockholders	$(14,501,033)	$(1,055,069)

Net loss per share attributable to Laird Superfood, Inc common stockholders:
Basic	$(2.61)	$(0.29)

Diluted	$(2.61)	$(0.29)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock	5,546,078	3,668,050

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2020	2019
Net loss	$(12,850,301)	$(8,503,948)
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax(1)	14,433	(226)

Total other comprehensive income (loss)	14,433	(226)

Comprehensive loss	$(12,835,868)	$(8,504,174)

(1)	The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. See note 10 for the estimated tax benefit deferred.

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Stockholders’ Equity					Total
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances, January 1, 2019	923,670	$21,727,098	3,590,692	$3,591	$10,300,282	$—	$(10,572,919)	$(269,046)
Stock-based compensation	—	—	—	—	851,338	—	—	851,338
Preferred stock issuance costs	—	(52,073)	—	—	—	—	—	—
Preferred share conversion	(64)	(280)	128	—	280	—	—	280
Stock option exercises	—	—	21,140	20	50,749	—	—	50,769
Common stock issuances	—	—	668,844	668	9,697,628	—	—	9,698,296
Less: repurchased common stock	—	—	(92,246)	(91)	(1,145,877)	—	—	(1,145,968)
Common stock issuance costs	—	—	—	—	(19,029)	—	—	(19,029)
Other comprehensive income, net of tax	—	—	—	—	—	(226)	—	(226)
Less: repurchased preferred stock	(609,013)	(7,500,000)	—	—	—	—	—	—
Deemed contribution from the redemption of preferred stock	—	(7,448,879)	—	—	7,448,879	—	—	7,448,879
Preferred stock redemption costs	—	(2,915)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(8,503,948)	(8,503,948)

Balances, December 31, 2019	314,593	$6,722,951	4,188,558	$4,188	$27,184,250	$(226)	$(19,076,867)	$8,111,345
Stock-based compensation	—	—	14,660	15	2,318,487	—	—	2,318,502
Stock option exercises	—	—	19,434	19	259,728	—	—	259,747
Less: repurchased common stock	—	—	(1,416)	(1)	(20,531)	—	—	(20,532)
Preferred stock issuances	383,142	10,000,006	—	—	—	—	—	—
Beneficial conversion feature on Preferred Series B-1	—	(825,366)	—	—	825,366	—	—	825,366
Deemed dividend of beneficial conversion feature	—	825,366	—	—	(825,366)	—	—	(825,366)
Allocation of preferred series B-1 proceeds to warrant	—	(825,366)	—	—	825,366	—	—	825,366
Deemed dividend on warrant discount	—	825,366	—	—	(825,366)	—	—	(825,366)
Preferred stock issuance costs	—	(147,721)	—	—	—	—	—	—
Preferred stock conversion	(697,735)	(16,575,236)	1,395,470	1,396	16,573,840	—	—	16,575,236
Common stock issuances	—	—	3,276,180	3,276	66,107,241	—	—	66,110,517
Common stock issuance costs	—	—	—	—	(1,268,772)	—	—	(1,268,772)
Other comprehensive income, net of tax	—	—	—	—	—	14,433	—	14,433
Capital contribution	—	—	—	—	298,103	—	—	298,103
Net loss	—	—	—	—	—	—	(12,850,301)	(12,850,301)

Balances, December 31, 2020	—	$—	8,892,886	$8,893	$111,452,346	$14,207	$(31,927,168)	$79,548,278

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Cash flows used in operating activities
Net loss	$(12,850,301)	$(8,503,948)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	474,621	300,561
Loss on disposal of equipment	—	483
Stock-based compensation	2,318,502	851,338
Noncash conversion of note payable to grant income	—	(50,000)
Impairment on asset held for sale	239,734	—
Gain on sale of investment securities available-for-sale	13,927	7,664
Changes in operating assets and liabilities:
Accounts receivable	(454,853)	(9,934)
Inventory	(3,859,933)	(1,253,732)
Prepaid expenses and other current assets	(2,256,511)	(136,669)
Deferred rent	360,786	(1,131,393)
Deposits	30,954	80,750
Other assets	10,151	2,598
Accounts payable	591,213	(60,741)
Payroll liabilities	231,823	307,911
Accrued expenses	403,497	161,881

Net cash from operating activities	(14,746,390)	(9,433,231)

Cash flows used in investing activities
Purchase of property, equipment, and software	(1,059,858)	(2,423,965)
Deposits on equipment to be acquired	—	(14,699)
Purchase of investment securities available-for-sale	(8,171,129)	(12,493,099)
Proceeds from maturities of investment securities available-for-sale	4,950,000	7,000,000

Net cash from investing activities	(4,280,987)	(7,931,763)

Cash flows from financing activities
Payments on line of credit	—	(5,000,000)
Draw on line of credit	—	5,000,000
Issuance of common stock	66,110,517	9,698,296
Redemption of preferred stock	—	(7,503,195)
Issuance of preferred stock	10,000,006	—
Common stock issuance costs	(1,268,772)	(71,102)
Preferred stock issuance costs	(147,721)	—
Capital contribution	298,103	—
Repurchased common stock	(20,532)	(1,145,968)
Stock options exercised	259,747	51,049

Net cash from financing activities	75,231,348	1,029,080

Net change in cash and cash equivalents	56,203,971	(16,335,914)
Cash and cash equivalents beginning of period	1,004,109	17,340,023

Cash and cash equivalents end of period	$57,208,080	$1,004,109

Supplemental disclosures of cash flow information
Interest paid	$—	$48,816

Supplemental disclosures of non-cash information
Deemed contribution from redemption of preferred stock	$—	$7,448,879

Unrealized gain (loss) on available-for-sale securities	$14,433	$(226)

Conversion of preferred stock to common stock	$16,575,236	$—

Purchases of equipment included in deposits at the beginning of the period	$14,699	$4,577

Purchases of land included in prepaids and other current assets at the beginning of the period	$—	$40,000

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC

Notes to Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

The accompanying audited financial statements include the accounts of Laird Superfood, Inc. (the “Company” or “Laird Superfood”), a Delaware corporation. On July 3, 2018, the Company entered into a plan of conversion and was converted from a corporation under the laws of the State of Oregon to a corporation under the laws of the State of Delaware with an updated par value of $0.001 per share of common stock.

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

Initial Public Offering

On September 25, 2020, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 3,047,500 shares of its common stock at a public offering price of $22 per share, including 397,500 shares of common stock upon the exercise of the underwriter’s option to purchase additional shares. After underwriting discounts and commissions and other offering costs, net proceeds from the IPO were approximately $61,966,237. Offering costs of approximately $1,268,772 were recognized as a reduction of additional-paid-in capital.

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

Concurrent Private Placement

Danone Manifesto Ventures, PBC (“DMV”) purchased 90,910 shares of our common stock in a private placement immediately subsequent to the consummation of the IPO for a total purchase price of $2,000,020, at a price per share of $22.

Basis of Accounting

The financial statements include the accounts of the Company. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the years ended December 31, 2020 and 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the

LAIRD SUPERFOOD, INC

Notes to Financial Statements

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

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash are highly liquid instruments with an original maturity of three months or less when purchased. For the purposes of the statements of cash flows, the Company includes cash on hand, cash in clearing accounts, cash on deposit with financial institutions, investments with an original maturity of three months or less, and restricted cash in determining the total balance.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$56,909,977	$1,004,109
Restricted cash	298,103	—

Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$57,208,080	$1,004,109

Amounts in restricted cash represent those that are required to be set aside by contractual agreement. On December 3, 2020, the Company entered into an agreement with DMV, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. The restriction will be released upon the completion of the projects.

LAIRD SUPERFOOD, INC

Notes to Financial Statements

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents. At times, cash and cash equivalents balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company’s investment account (recognized as cash and cash equivalents) is with what the Company believes to be a high-quality issuer. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits as of December 31, 2020 and 2019 approximated $6,639,821 and $456,104, respectively.

Accounts Receivable, net

Accounts receivable, net consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, management determined no allowance for doubtful accounts was required as of December 31, 2020. As of December 31, 2019, management established a $14,786 allowance for doubtful accounts.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of raw materials and packaging and finished goods. As of December 31, 2020 and 2019, inventory was comprised of the following:

	December 31, 2020	December 31, 2019
Raw materials and packaging	$4,109,706	$1,187,513
Finished goods	2,186,192	1,248,452

Total	$6,295,898	$2,435,965

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the year ended December 31, 2020, the Company recorded $421,565 in inventory obsolescence primarily related to the Company’s liquid creamer product line. For the year ended December 31, 2019, the Company did not have a charge related to inventory obsolescence, as the majority of products manufactured consisted of powder-based products which have an extensive shelf life.

LAIRD SUPERFOOD, INC

Notes to Financial Statements

As of December 31, 2020 and 2019, the Company had a total of $958,166 and $100,387, respectively, of prepayments for future raw materials inventory, which is included in prepaid expenses on the balance sheets.

Property and Equipment

Property and equipment are valued at cost, net of accumulated depreciation. Expenditures for maintenance and repairs that do not extend the useful life or increase the value of the assets are charged to expense in the period incurred. Additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for depreciation purposes for furniture and factory equipment range from 3 to 10 years. The useful life for leasehold improvements is the lesser of the lease term or the useful life. Depreciation expense is allocated to general and administrative expenses and cost of goods sold upon the sale of inventory. For the years ended December 31, 2020 and 2019, depreciation expense was $474,621 and $300,561, respectively.

As of December 31, 2020 and 2019, the Company had a total of $0 and $14,699, respectively, of deposits for future equipment purchases, which is included in deposits on the balance sheets.

Fixed Assets Held for Sale

Long-lived assets identified by the Company for sale, which have met all criteria to be classified as held for sale, are disclosed separately on the balance sheet. Fixed assets held for sale are measured at the lower of the assets carrying amount or fair value less costs to sell, and depreciation is no longer recorded. Fixed assets held for sale as of December 31, 2020 include the Company’s intermittent motion form (“IMF”) production line. The Company had no fixed assets held for sale as of December 31, 2019. The Company determined a fair value less costs to sell of $250,000 for all assets associated with the IMF production line. As the determined fair value is less than the net carrying value of the assets, the Company recorded an impairment loss of $239,734 and $0 during the years ended December 31, 2020 and 2019, respectively.

Deferred Rent

Deferred rent includes tenant improvement costs that were incurred by the landlord, RII Lundgren Mill, LLC, in the build-out of the Company’s leased space and were reimbursed by the Company. These amounts are treated as additional rents and are expensed straight-line over the life of the lease.

Revenue Recognition

The Company’s significant accounting policy for revenue was updated as a result of the adoption of Accounting Standards Update (“ASU”) 2014-09. The Company recognizes revenue in accordance with the five-step model as prescribed by ASU 2014-09 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 2014-09, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 16 for additional information regarding revenue recognition. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. Methodologies for determining these provisions are dependent

LAIRD SUPERFOOD, INC

Notes to Financial Statements

on customer pricing and promotional practices. The Company records reductions to revenue and a refund liability for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates will be based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Cost of Goods Sold

Cost of goods sold includes material, labor, and overhead costs incurred in the storage and distribution of products sold in the period. Material costs include the cost of products purchased. Labor and overhead costs consist of indirect product costs, including wages and benefits for manufacturing, planning, and logistics personnel, depreciation, facility costs and freight.

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $4,074,802 and $1,751,142 for the years ended December 31, 2020 and 2019, respectively. Income generated from shipping costs billed through to customers was included in Sales, net in the statements of operations. Shipping income totaled $248,865 and $464,551 for the years ended December 31, 2020 and 2019, respectively.

Research and Product Development

Amounts spent on research and development activities are expensed as incurred as research and product development expense on the statements of operations. Research and product development expense was $508,170 and $324,284 for the years ended December 31, 2020 and 2019, respectively.

Advertising

Advertising and marketing costs are expensed when incurred. Advertising and marketing expenses for the years ended December 31, 2020 and 2019 was $6,049,393 and $4,289,252, respectively.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the financial statements and consist of income taxes currently due and deferred tax assets and liabilities. The Company may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes) and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, the Company recorded a full deferred tax valuation allowance of $7,563,110 and $4,584,174 as of December 31, 2020 and 2019, respectively.

Repurchased Stock

Management presents repurchased stock (at cost) as a reduction in stockholders’ equity to more clearly reflect the historical stock repurchase transactions. There were two common stock repurchase transactions during

LAIRD SUPERFOOD, INC

Notes to Financial Statements

the year ended December 31, 2020, totaling 1,416 shares of common stock and $20,532. There were eight common stock repurchase transactions during the year ended December 31, 2019, totaling 92,246 shares of common stock and $1,145,968. Repurchases were valued at a price consistent with or less than the most recent private equity offering by the Company.

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

Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock that were outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential common stock and preferred stock had been issued and are calculated under the treasury stock method. Due to the Company’s net loss, all stock options, unvested restricted stock, and convertible preferred stock are anti-dilutive and excluded.

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

License Agreement—Intangible Asset

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the

LAIRD SUPERFOOD, INC

Notes to Financial Statements

form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the balance sheets as of December 31, 2020 and 2019, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 15 for more information on the Company’s related party transaction with Mr. Hamilton.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness and biographical information commencing on July 1, 2015. This contribution, which is reported on the balance sheets as of December 31, 2020 and 2019, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 15 for more information on the Company’s related party transaction with Ms. Reece.

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

On May 26, 2020, the Company executed a License and Preservation Agreement with Mr. Hamilton, and Ms. Reece (the “2020 License”), which superseded the predecessor license and preservation agreement with both individuals. Among other modifications, the agreement (i) modified certain approval rights of Mr. Hamilton and Ms. Reece for use of their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing in the Company’s products, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred year term. No additional consideration was exchanged in connection with the agreement. As indefinite-lived intangibles, the Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the licensing agreements were less than the carrying amounts. Upon considering these factors, the Company determined it was more likely than not that the fair values of the 2020 License were not less than the carrying amounts; therefore, the Company recognized no impairment for the years ended December 31, 2020 and 2019.

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years or older. The 401(k) plan was initiated on July 1, 2018. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. For the years ended December 31, 2020 and 2019, the Company did not match employee contributions.

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

LAIRD SUPERFOOD, INC

Notes to Financial Statements

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers (“Topic 606”)” (“ASU 2014-09”). The Company adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) effective on January 1, 2019 using the modified retrospective method with no material impact on the Company’s financial position, results of operations and liquidity. Please see Note 16 “Revenue Recognition” for the required disclosures related to the impact of adopting this standard and a discussion of the Company’s updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (“Topic 230”): Restricted Cash” (“ASU 2016-08”). The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and restricted cash. ASU 2016-08 was effective for fiscal years beginning after December 15, 2017, including interim periods within those periods, using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 on January 1, 2019 with no material impact on the Company’s financial position, results of operations and liquidity, or statement of cash flows in any period prior to Q4 2020. Restricted cash amounting approximately $298,103 as of December 31, 2020 is included in cash and cash equivalents when reconciling the beginning and ending balances in the Consolidated Statements of Cash Flows. Please refer to Note 1, Cash, Cash Equivalents, and Restricted Cash for additional information regarding the nature of restrictions on cash.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation- Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public entities for years beginning after December 15, 2018, including interim periods within that year. For all other entities, the amendments are effective for years beginning after December 15, 2019, and interim periods with years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of ASU 2014-09. The Company adopted ASU 2018-07 in conjunction with ASC 606 as of January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“Topic 842”) (“ASU 2016-02”), whereby lessee will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s

LAIRD SUPERFOOD, INC

Notes to Financial Statements

obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The new standard is effective for emerging growth companies that have elected to use private company adoption dates for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company plans to adopt the new standard effective for the year ending December 31, 2022. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments,” as modified by subsequently issued ASUs 2018-19 (issued November 2018), 2019-04 (issued April 2019), 2019-05 (issued May 2019), 2019-11 (issued November 2019), 2020-02 (issued February 2020) and 2020-03 (issued March 2020). Topic 326 modifies the measurement and recognition of credit losses for most financial assets and certain other instruments, requiring the use of forward-looking expected credit loss models based on historical experience, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. It also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard requires a modified retrospective approach with a cumulative effect adjustment to retained earnings. ASU 2016-13 is effective for the Company’s annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not yet evaluated the potential impact of this pronouncement.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are available to be issued. The Company has evaluated events and transactions subsequent to December 31, 2020 for potential recognition of disclosure in the financial statements.

On March 4, 2021, the Compensation Committee of the Board of Directors of Laird Superfood, Inc. (the “Company”) approved a form of annual cash incentive plan (the “Bonus Plan”). The Company’s Chief Executive Officer, Chief Financial Officer, other full-time executives and key employees are eligible to participate in the Bonus Plan, subject to the discretion of the Compensation Committee. The Bonus Plan provides participants the opportunity to earn an annual cash payment based on the achievement of pre-established performance goals.

Also on March 4, 2021, the Compensation Committee adopted performance goals and target payment amounts relating to the 2021 fiscal year. The 2021 performance goals consist of achieving net revenue targets (weighted at 75%), gross margin targets (weighted at 15%), and the demonstration of certain Company values (weighted at 10%).

LAIRD SUPERFOOD, INC

Notes to Financial Statements

2.	Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Prepaid insurance	$1,446,189	$37,251
Prepaid inventory	958,166	100,387
Prepaid subscriptions and license fees	225,567	193,257
Prepaid, other	152,323	71,445
Prepaid consulting	13,963	69,813
Prepaid advertising	—	74,400
Other current assets	51,111	44,255

	$2,847,319	$590,808

3.	Investment securities

Investment securities as of December 31, 2020 and 2019 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2020
Federal agency bonds — mortgage-backed	$8,692,637	$14,207	$—	$8,706,844

Total investment securities available-for-sale	$8,692,637	$14,207	$—	$8,706,844

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2019
U.S Treasuries	$5,485,435	$—	$(226)	$5,485,209

Total investment securities available-for-sale	$5,485,435	$—	$(226)	$5,485,209

The amortized cost and estimated fair value of investment securities as of December 31, 2020, by contractual maturity, are shown below:

	Available-for-sale
December 31, 2020	Amortized cost	Estimated fair value
Due after one year through five years	$8,692,637	$8,706,844

Total investment securities available-for-sale	$8,692,637	$8,706,844

Investment securities with an estimated fair value of $8,706,844 and $5,485,209 as of December 31, 2020 and 2019, respectively, were pledged to secure our revolving line of credit. See Note 5 for additional information.

LAIRD SUPERFOOD, INC

Notes to Financial Statements

The Company had three investments reach maturity totaling $4,950,000 during the year ended December 31, 2020. The Company also recorded two sales and recognized a gain of $13,927 during the year ended December 31, 2020. The Company had maturities of five investment securities totaling $7,000,000 during the year ended December 31, 2019 and recognized a gain of $7,664.

4.	Fair Value Measurements

Factors used in determining the fair value of our assets and liabilities are summarized into three broad categories:

•	Level 1—quoted prices in active markets for identical securities as of the reporting date;

•	Level 2—other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3—significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize assets subject to fair value measurements:

Fair Value as of December 31, 2020	Level 1	Level 2	Level 3
Federal agency bonds — mortgage-backed	$—	$8,706,844	$—
Fixed assets held for sale	$—	$—	$250,000

Fair Value as of December 31, 2019	Level 1	Level 2	Level 3
U.S Treasuries	$5,485,209	$—	$—

The Company believes the carrying amounts of Cash, cash equivalents, and restricted cash, Accounts receivable, Prepaid expenses and other current assets, Deposits, Other Assets, Accounts payable, Payroll liabilities and Accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

The Company believes that fair values of U.S. Agency Bonds issued by the Federal Home Loan Mortgage Corporation are determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. agency bonds are included in the Level 2 fair value hierarchy.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as License agreements-intangibles, Inventory and Property and equipment, net, are recorded using fair value-based measurements when an impairment is recognized.

During the year ended December 31, 2020, long-lived assets were classified as held for sale, tested for impairment, and written down to their estimated fair values less costs to sell, and were included in assets held for sale as of December 31, 2020. The Level 3 fair values of the long-lived assets were determined using the income approach. The unobservable inputs to the income approach included the assets’ estimated future cash flows upon

LAIRD SUPERFOOD, INC

Notes to Financial Statements

sale, as the determined fair value is less than the net carrying value of the assets, as depicted below. The Company recorded an impairment loss of $239,734 during the year ended December 31, 2020.

	December 31, 2020	December 31, 2019
Fair value	$250,000	$—
Carrying value	$489,734	$—

5.	Revolving Lines of Credit

On February 5, 2019, the Company entered into a revolving line of credit with First Interstate Bank (“FIB”) in a principal amount not exceeding $5,000,000. The line of credit is secured by the Company’s investment account held at FIB. The outstanding amounts under the line of credit have an interest rate calculated as LIBOR plus 2.0% per annum until paid in full. The loan agreement was renewed by the Company on February 26, 2020 and has a maturity date of February 5, 2021. The balance on the line of credit was $0 as of December 31, 2020 and 2019. Management was in compliance with all financial covenants as of December 31, 2020 and 2019.

On August 10, 2017, the Company entered into a revolving line of credit with East Asset Management, LLC (“East”) in a principal amount not exceeding the lesser of the borrowing base or $3,000,000. Upon the mutual agreement of the Company and East, the primary revolving line of credit may be expanded to $10,000,000, subject to an increase in the borrowing base. The borrowing base is comprised of (a) up to 90% of eligible accounts receivable aged 90 days or less from due date utilizing the average of a trailing three months of actual book value, plus (b) up to 90% of inventory and prepaid inventory book values utilizing the average of a trailing three months of actual book value. The outstanding amounts under the line of credit have a fixed interest rate of 15% per annum until paid in full and the line of credit has a maturity date of August 10, 2022. In the event of default, the interest rate would increase to 20% while such default exists. The line of credit is secured by a security interest in accounts receivable and inventory. The balance on the line of credit was $0 as of December 31, 2020 and 2019. Management was in compliance with all financial covenants as of December 31, 2020 and 2019.

A secondary line of credit with East in an amount up to $200,000 is available to the Company, which is not subject to the requirements of the borrowing base. The secondary line of credit is secured by a security interest in the Company’s accounts receivable and inventory. The secondary line is available with the same draw and payback conditions as the primary line.

East was also granted a right of first refusal on any future equity offerings by the Company to purchase up to 20% of equity in any such offerings at a 20% price per share discount, excluding (a) shares representing, in the aggregate, not more than five percent of the Company’s issued and outstanding capital stock on a fully-diluted basis, issued to employees, consultants or directors pursuant to incentive plans; (b) shares issued for consideration other than cash pursuant to a merger, consolidation, strategic alliance, acquisition or similar business combination; (c) shares issued in connection with any distribution dividend, conversion or recapitalization; (d) shares issued pursuant to any bona fide arms’ length equipment loan or leasing agreement, real property leasing agreement, or debt financing from a financial institution; (e) shares issued in connection with strategic transactions involving the Company and other entities, such as joint ventures, manufacturing, marketing or distribution agreements (provided that in the case of clauses (d) and (e), such issuance represents ten percent or more of the Company’s issued and outstanding capital stock on a fully-diluted basis); and (f) shares issued pursuant to a registration statement filed under the Securities Act of 1933, as amended, in connection with an initial public offering.

LAIRD SUPERFOOD, INC

Notes to Financial Statements

6.	Long-term Debt

The following table presents the components of long-term debt:

	December 31, 2020	December 31, 2019
Forgivable loan, City of Sisters	$51,000	$51,000

Long-term debt	$51,000	$51,000

City of Sisters

On May 30, 2017, the Company entered into a forgivable loan agreement with the City of Sisters in the amount of $51,000. This forgivable loan was issued to help the Company expand its business operations in the city of Sisters, Oregon through eligible jobs. The Company had until May 30, 2020 to create jobs for 30 full-time employees with an average annual salary of $40,000 per person, and, once created and filled, the Company must maintain those jobs for an additional period of three years for the loan to be converted to a grant. If the requirements are not met, the Company is required to pay the loan in full, including interest of eight percent per annum on the unpaid principal amount. The Company created the eligible jobs as of April 1, 2018.

Deschutes County

On April 11, 2018, the Company entered into a forgivable loan agreement with Deschutes County, Oregon in an amount up to $50,000. This forgivable loan was issued to help the Company expand its business operations in the city of Sisters, Oregon by increasing employment and investing in equipment and building improvements. Per the agreement, the Company had until December 31, 2019 to create jobs for 25 full-time employees with an average annual salary of $47,960 per person, and, once created and filled, must maintain those eligible jobs for an additional period of one year for the loan to be converted to a grant. If the requirements are not met, the Company would have been required to pay the loan in full, including interest of eight percent per annum on the unpaid principal amount. The Company created the eligible jobs as of March 19, 2018 and received funds from the forgivable loan on June 22, 2018. The Company met the one-year requirement, and the loan was converted to a grant effective June 12, 2019.

7.	Property and Equipment, Net

Property and equipment, net is comprised of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Factory equipment	$2,418,839	$2,011,297
Land	947,394	947,394
Furniture and office equipment	532,116	465,972
Leasehold improvements	259,504	194,696

	4,157,853	3,619,359
Accumulated depreciation	(894,365)	(466,073)

Property and equipment, net	$3,263,488	$3,153,286

LAIRD SUPERFOOD, INC

Notes to Financial Statements

8.	Fixed Assets Classified as Held for Sale

On June 9, 2020, management approved a plan to dispose of the Company’s intermittent motion form (“IMF”) production line for its powder-based products. The Company determined a fair value of $250,000 for all assets associated with the IMF production line. No further commissions or sales costs (including shipping costs) are anticipated with the sale of the asset. The assets attributable to the production line have been classified as assets held for sale and are presented separately on the balance sheet. As the determined fair value is less than the net carrying value of the assets, the Company recorded an impairment loss of $239,734 during year ended December 31, 2020. The Company recorded no impairment loss for the year ended December 31, 2019. The major classes of assets comprising the fixed assets classified as held for sale as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Factory equipment	$250,000	$—

Fixed assets held for sale	$250,000	$—

9.	Commitments and Contingencies

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

On May 26, 2019, the Company executed and commenced an agricultural license agreement for the lease of agricultural land in Hanalei, Hawaii with PRW Princeville Development Company LLC (the “Hanalei Agricultural License”). Total monthly payments will be the greater of $1,000 or eight percent of total monthly gross sales of the business done and/or generated on, in, into or from the premises. The initial lease term is five years, with one option to extend the term by five years. The agreement was subsequently amended on September 19, 2019 to include a termination clause if the storefront and property in the Hanalei, Hawaii Lease, discussed below, is not executed. The amendment also expanded the permitted access to include access through other property to the public roadway. On November 3, 2020, the Company and PRW Princeville Development Company LLC entered a termination and release agreement, terminating the Hanalei Agricultural License effective as of October 30, 2020.

LAIRD SUPERFOOD, INC

Notes to Financial Statements

On May 26, 2019, the Company executed a license agreement with PRW Princeville Development Company LLC for storefront and property in Hanalei, Hawaii (the “Hanalei Retail License”). Initially, total monthly payments will be the greater of $1,000 or eight percent of total monthly gross sales of the business done and/or generated on, in, into or from the property. The initial lease term is five years, with one option to extend the term by five years. The agreement will commence upon receipt of applicable permits, and if not obtained by January 1, 2020, the lease will terminate. The agreement was subsequently amended on September 19, 2019 to extend the initial permitting period from January 1, 2020 to July 1, 2020, and the payment terms to include the monthly minimum lease payment due the first of the month, with a reconciliation to gross sales in the subsequent month. The agreement was subsequently amended on July 23, 2020 to extend the initial permitting period from July 1, 2020 to April 15, 2021. On November 3, 2020, the Company and PRW Princeville Development Company LLC entered a termination and release agreement, terminating the Hanalei Retail License effective as of October 30, 2020.

On March 26, 2020, the Company executed a commercial lease agreement for storage space with A Logistics, LLC. The initial lease term is six months and commenced on March 26, 2020. Monthly payments are $7,000. Under mutual agreement of both parties, the Company is continuing to lease the warehouse space on a month-to-month basis.

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of December 31, 2020:

Payments Due by Period	Operating Leases(1)	Note Payable	Total
2021	$237,737	$51,000	$288,737
2022	244,869	—	244,869
2023	252,216	—	252,216
2024	259,782	—	259,782
2025	267,575	—	267,575
Thereafter	864,546	—	864,546

	$2,126,725	$51,000	$2,177,725

(1)	Operating lease obligations related to our manufacturing facility leases dated March 1, 2018 and December 17, 2018.

Rent expense is allocated to general and administrative expenses and cost of goods sold upon the sale of inventory. Rent expense for the years ended December 31, 2020 and 2019 was $856,680 and $520,835, respectively.

LAIRD SUPERFOOD, INC

Notes to Financial Statements

10.	Deferred Tax Assets and Liabilities

The provision for income taxes results in effective tax rates which are different than the U.S. federal income tax statutory rate. A reconciliation of the differences for the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Expected income tax benefit at federal statutory rate	$2,727,696	$1,785,829
Expected income tax benefit at state statutory rates net of federal tax benefit	792,175	364,820
Stock based compensation	(592,048)	(231,609)
Change in valuation allowances—net	(2,978,937)	(2,176,799)
Other—net	51,114	257,759

Benefit from income taxes	$—	$—

Effective tax rate	0%	0%

The Company had a tax net loss for the years ended December 31, 2020 and 2019, and therefore expects no assessment of income taxes for such periods. Additionally, the net deferred tax assets are fully allowed for. Accordingly, there was no provision for, or benefit from, income taxes reported for the years ended December 31, 2020 and 2019. The Company’s deferred tax assets and liabilities consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Noncurrent deferred tax assets:
Federal net operating loss carryforwards	$5,332,738	$3,470,371
State net operating loss carryforwards	2,112,119	1,285,488
Federal depreciation and amortization	458,203	53,525
State depreciation and amortization	213,359	—
Accrued—PTO	75,702	—
Other	106,526	—

Total noncurrent deferred tax assets	8,298,647	4,809,384
Noncurrent deferred tax liabilities:
Federal depreciation and amortization	$—	$179,720
State depreciation and amortization	—	45,490
Deferred rent asset	735,537	—

Total noncurrent deferred tax liabilities	735,537	225,210
Net noncurrent deferred tax assets	$7,563,110	$4,584,174
Valuation allowance	(7,563,110)	(4,584,174)

Total net noncurrent deferred tax assets	$—	$—

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not they will be realized; if not, a valuation allowance is required to be recorded. Based on this guidance, the Company provided a valuation allowance for the full amount. The net increase in the valuation allowance for deferred tax assets and liabilities for the years ended December 31, 2020 and 2019 was $2,978,937 and $2,176,799, respectively. This valuation allowance included the estimated tax liability of $2,983 related to the unrealized gain

LAIRD SUPERFOOD, INC

Notes to Financial Statements

on investment securities available-for-sale as of December 31, 2020. As of December 31, 2020 and 2019, the Company had U.S. federal net operating losses (“NOLs”) totaling approximately $27,528,486 and $17,117,760, respectively. The Company had federal NOLs as of December 31, 2020 and 2019 totaling approximately $1,868,077 from 2017 and prior years that can be carried forward for 20 years, which begin to expire in 2036. As of December 31, 2020 and 2019 the Company had federal NOLs totaling approximately $25,660,409 and $15,249,683, respectively, from 2018 through 2020 that can be carried forward indefinitely.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. U.S. and state jurisdictions have statutes of limitations that generally range from three to five years.

11.	Stock Incentive Plan

The Company adopted an incentive plan (the “2020 Omnibus Incentive Plan”) on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to Company employees, employees of the Company’s affiliates, non-employee directors and certain consultants and advisors. The Company is authorized to award 1,000,000 shares. Previously, the Company had adopted its 2018 Equity Incentive Plan and 2016 Stock Incentive Plan (together with the 2020 Omnibus Incentive Plan, the “Stock Incentive Plans”), under which the Company had issued stock options and restricted stock units. Following the effective date of the 2020 Omnibus Incentive Plan, no additional awards may be made under the 2018 Equity Incentive Plan or 2016 Stock Incentive Plan. The Stock Incentive Plans were established to provide eligible individuals with an incentive to contribute to the Company’s success and to operate and manage the Company’s business in a manner that will provide for its long-term growth and profitability and that will benefit the Company’s shareholders and other stakeholders, including employees and customers. The Stock Incentive Plans are also intended to provide a means of recruiting, rewarding and retaining key personnel.

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

LAIRD SUPERFOOD, INC

Notes to Financial Statements

The following table summarizes the Company’s stock option activity during the years ended December 31, 2020 and 2019:

	December 31, 2020
	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2020	788,528	$8.42	7.17	$4,799,381
Granted	174,078	16.07
Exercised/released	(23,434)	11.34
Cancelled/forfeited	(51,532)	11.53

Balance at December 31, 2020	887,640	$9.65	6.42	$33,433,274

Exercisable at December 31, 2020	660,890	$6.94	5.55	$26,684,957

	December 31, 2019
	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2019	641,500	$5.99	7.13	$4,057,973
Granted	297,900	12.39
Exercised/released	(21,140)	2.40
Cancelled/forfeited	(129,732)	6.46

Balance at December 31, 2019	788,528	$8.42	7.17	$4,799,381

Exercisable at December 31, 2019	376,506	$5.83	6.20	$3,265,254

The stock-based compensation expense is recognized ratably over the requisite service period for all awards. As a result of applying the provisions of ASC 718, “Compensation- Stock Compensation” (“ASC 718”), the Company recognized stock compensation expense for stock options of $937,366 and $846,436 for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, there was $1,990,834 and $1,474,669, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements with a remaining weighted-average vesting period of 1.06 years.

During the year ended December 31, 2020, the Company granted 15,646 shares of common stock to six employees which were fully vested as of the date of issuance and were granted and valued at the observable price for similar instruments. As a result of applying the provisions of ASC 718, the Company recorded stock-based compensation expense of $576,341 for the year ended December 31, 2020.

During the year ended December 31, 2020, the Company granted 58,087 restricted stock units to 135 employees and Directors. As a result of applying the provisions of ASC 718, the Company recorded stock-based compensation expense of $287,101 for the year ended December 31, 2020. As of December 31, 2020 and 2019, there was $1,613,520 and $0, respectively, of total unrecognized compensation cost related to non-vested restricted stock units with a remaining weighted-average vesting period of 1.89 years.

LAIRD SUPERFOOD, INC

Notes to Financial Statements

On September 23, 2020, the Company entered into an amended employment agreement with its Chief Marketing and Revenue Officer (the “Employment Agreement”), which automatically ended on December 31, 2020, the date upon which the employee retired from the Company. Among other terms of the Employment Agreement, the Company agreed to, upon retirement and entry into customary documentation at such time, extend the term of 109,024 stock options to December 31, 2025, resulting in incremental stock-based compensation expense recognized of $448,229 for the year ended December 31, 2020.

ASC 718 requires the use of the fair-value-based method for measuring the value of stock-based compensation. The Company estimates the fair value of each stock option award and modified stock award, on the date of grant or modification using a Black-Scholes option-pricing model, and each restricted stock unit is estimated using the fair value of the Company’s stock on the date of grant. The estimated fair value of each grant of stock options awarded during the year ended December 31, 2020 and 2019 was determined using the following assumptions:

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

For the years ended December 31, 2020 and 2019, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	For the Years Ended December 31,
	2020	2019
Weighted-average expected volatility	71.29%	61.50%
Weighted-average expected term (years)	6.23	6.01
Weighted-average expected risk-free interest rate	0.69%	2.28%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted	$18.28	$7.15

LAIRD SUPERFOOD, INC

Notes to Financial Statements

12.	Preferred Stock

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

As of December 31, 2020, the Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share, and there were no shares of preferred stock issued or outstanding.

As of December 31, 2019, the Company was authorized to issue 1,329,680 shares of preferred stock, par value $0.001 per share, including 1,177,426 shares of Series A-1 preferred stock, 609,078 of which were undesignated preferred, and 152,253 shares of Series A-2 preferred stock, and 162,340 shares of Series A-1 preferred stock and 152,253 shares of Series A-2 preferred stock were outstanding.

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

LAIRD SUPERFOOD, INC

Notes to Financial Statements

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

The discount was initially amortized as a deemed discount over approximately 11.5 months, which is estimated based on the expected timing of a warrant exercisability trigger and the customary lock-up agreement of six months once exercised. DMV purchased $2,000,020 of our common stock in a private placement immediately subsequent to the consummation of the IPO, which did not meet the participation minimum to exercise the warrant, rendering the warrants null, and accelerating the amortization. The Company recorded the deemed dividend on the warrants of $825,366 for the year ended December 31, 2020, increasing the net loss attributable to common stockholders.

13.	Earnings per Share

Basic earnings (loss) per share is determined by dividing net loss attributable to Laird Superfood, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is similarly determined, except that the denominator is increased to include the number of additional common and preferred shares that would have been outstanding if all dilutive potential common and preferred shares had been issued. Dilutive potential common and preferred shares consist of employee stock options and restricted stock units. The dilutive effect of employee stock options, restricted stock units, and

LAIRD SUPERFOOD, INC

Notes to Financial Statements

convertible preferred stock issued by the Company and are calculated using the treasury stock method. The weighted average shares outstanding included 1,000 and zero shares that are considered outstanding, but unissued as of December 31, 2020 and 2019, respectively, for unpaid equity share bonuses. Basic earnings per share is reconciled to diluted earnings per share in the following table:

	Years Ended December 31,
	2020	2019
Net loss	$(12,850,301)	$(8,503,948)

Add deemed contribution from the redemption of preferred stock	—	7,448,879
Less deemed dividend of beneficial conversion feature	(825,366)	—
Less deemed dividend on warrant discount	(825,366)	—

Net loss attributable to Laird Superfood, Inc. common stockholders	$(14,501,033)	$(1,055,069)

Weighted average shares outstanding- basic	5,546,078	3,668,050
Dilutive securities	—	—

Weighted average shares outstanding- diluted	5,546,078	3,668,050

Common stock options and restricted stock awards excluded due to anti-dilutive effect	945,027	2,492,375

Basic and diluted:
Net loss per share (basic)	$(2.61)	$(0.29)

Net loss per share (diluted)	$(2.61)	$(0.29)

14.	Concentrations

The Company had 70% of trade accounts receivable from three customers as of December 31, 2020. The Company had 81% of trade accounts receivable from three customers as of December 31, 2019.

The Company had 43% of accounts payable due to four vendors as of December 31, 2020. The Company had 55% of accounts payable due to four vendors as of December 31, 2019.

The Company sold a substantial portion of products to one customer (23%) for the year ended December 31, 2020. As of December 31, 2020, the amount due from the customer included in accounts receivable was $290,420. The Company sold a substantial portion of products to one customer (11%) for the year ended December 31, 2019. As of December 31, 2019, the amount due from this customer included in accounts receivable was $176,957. The loss of a significant customer, or the failure to attract new customers, could have an adverse effect on the Company’s business, results of operation, cash flows and financial position.

The Company purchased a substantial portion of products from one supplier (36%) for the year ended December 31, 2020, and from three suppliers (66%) for the year ended December 31, 2019. The loss of any major supplier could have a material adverse impact on the Company’s business, results of operation, cash flows and financial position.

LAIRD SUPERFOOD, INC

Notes to Financial Statements

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Vietnam, Indonesia, China, and Sri Lanka geographically accounted for approximately 69% of our total raw materials and packaging purchases for the year ended December 31, 2020. Vietnam and the Philippines geographically accounted for approximately 51% of our total raw material and packaging purchases for the year ended December 31, 2019. In the event that our supply from our current suppliers is interrupted, our operations may be interrupted resulting in lost revenue, added costs and distribution delays that could harm our business and customer relationships until we are able to identify and enter into an agreement with one or more alternative suppliers.

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

License Agreements

On May 26, 2020, the Company executed a License and Preservation Agreement which superseded the predecessor license and preservation agreement with both Mr. Hamilton and Ms. Reece. Among other modifications, the agreement (i) modified certain approval rights, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred-year term. No additional consideration was exchanged in connection with the agreement. See additional discussion related to the 2020 License in Note 1 of the financial statements.

Concurrent Private Placement

Danone Manifesto Ventures, PBC (“DMV”) purchased 90,910 shares of our common stock in a private placement immediately subsequent to the consummation of the IPO for a total purchase price of $2,000,020, at a price per share of $22.00. Additionally, DMV provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. Please see Note 1 of the financial statements for additional discussion.

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

LAIRD SUPERFOOD, INC

Notes to Financial Statements

In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Years Ended December 31,
	2020		2019
	$	% of Total	$	% of Total
Coffee creamers	$18,433,345	70%	$9,330,678	71%
Hydration and beverage enhancing supplements	3,887,198	15%	2,022,269	15%
Coffee, tea, and hot chocolate products	5,961,254	23%	1,930,434	15%
Other	675,339	3%	471,097	4%

Gross sales	28,957,136	111%	13,754,478	105%
Shipping income	248,865	1%	464,551	4%
Returns and discounts	(3,199,603)	(12%)	(1,115,301)	(9%)

Sales, net	$26,006,398	100%	$13,103,728	100%

The Company generates revenue through three channels: online, wholesale, and food service:

	Years Ended December 31,
	2020		2019
	$	% of Total	$	% of Total
Online	$14,501,706	56%	$7,646,864	59%
Wholesale	10,996,517	42%	5,295,024	40%
Food service	508,175	2%	161,840	1%

Sales, net	$26,006,398	100%	$13,103,728	100%

Contract assets and liabilities (rewards programs, accrued returns, and customer deposits) are recorded on the balance sheet and were considered insignificant as of December 31, 2020 and 2019. Receivables from contracts with customers are included in Accounts Receivable, net on the Company’s balance sheets. As of December 31, 2020 and 2019, Accounts receivable, net included, $839,659 and $384,806, respectively, in receivables from contracts with customers.

17.	Impact of COVID-19

Since January of 2020, the coronavirus (COVID-19) outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused significant disruptions in international and U.S. economies and markets. In 2020, demand for our shelf-stable powdered coffee creamers, hydration and beverage enhancing supplements, and coffee, tea and hot chocolate products has risen as consumers prepare more meals in their homes. As we work in a critical infrastructure industry as part of the nation’s food supply, we have implemented health and safety policies for all of our staff, including a transition to telework wherever possible; enacted strict sanitation protocols throughout our operations; and restricted access to visitors. Our top priority is the health and safety of our employees, and we are following published guidelines by the Centers for Disease Control and Prevention and other governmental health organizations in implementing procedures to protect our employees. The pandemic is an ever evolving and challenging situation and its impact on our business in the future is uncertain.

LAIRD SUPERFOOD, INC

Notes to Financial Statements

18.	Quarterly Results of Operations (Unaudited)

The following tables present selected unaudited quarterly financial data for each full quarterly period of 2020 and 2019:

	2020 (unaudited)
	December 31	September 30	June 30	March 31	Four Quarters
Statement of Operations Data:
Sales, net	$7,301,270	$7,613,073	$5,608,830	$5,483,225	$26,006,398
Cost of goods sold	(5,819,762)	(5,734,144)	(4,285,128)	(3,365,608)	(19,204,642)

Gross profit	1,481,508	1,878,929	1,323,702	2,117,617	6,801,756
Operating expenses:
General and administrative	3,177,448	2,218,819	1,832,442	1,599,570	8,828,279
Research and product development	144,180	102,879	117,796	143,315	508,170
Sales and marketing	2,666,900	2,939,061	2,395,701	2,392,816	10,394,478

Total operating expenses	5,988,528	5,260,759	4,345,939	4,135,701	19,730,927

Operating loss	(4,507,020)	(3,381,830)	(3,022,237)	(2,018,084)	(12,929,171)
Other (expense) income	13,423	26,746	15,847	22,854	78,870

Net loss	$(4,493,597)	$(3,355,084)	$(3,006,390)	$(1,995,230)	$(12,850,301)
Less deemed dividend of beneficial conversion feature	—	—	(825,366)	—	(825,366)
Less deemed dividend on warrant discount	—	(645,939)	(179,427)	—	(825,366)

Net loss attributable to Laird Superfood, Inc. common stockholders	$(4,493,597)	$(4,001,023)	$(4,011,183)	$(1,995,230)	$(14,501,033)

Net loss per share, basic and diluted	$(0.51)	$(1.32)	$(1.28)	$(0.98)
Shares used in computing net loss per share, basic and diluted	8,876,431	4,672,041	4,325,265	4,281,346

LAIRD SUPERFOOD, INC

Notes to Financial Statements

	2019 (unaudited)
	December 31	September 30	June 30	March 31	Four Quarters
Statement of Operations Data:
Sales, net	$4,171,086	$3,487,335	$2,954,190	$2,491,117	$13,103,728
Cost of goods sold	(2,722,605)	(2,026,930)	(1,804,956)	(1,464,603)	(8,019,094)

Gross profit	1,448,481	1,460,405	1,149,234	1,026,514	5,084,634
Operating expenses:
General and administrative	1,491,383	1,376,302	1,426,954	906,545	5,201,184
Research and product development	137,872	109,978	42,866	33,568	324,284
Sales and marketing	2,045,841	2,385,080	2,018,646	1,861,570	8,311,137

Total operating expenses	3,675,096	3,871,360	3,488,466	2,801,683	13,836,605

Operating loss	(2,226,615)	(2,410,955)	(2,339,232)	(1,775,169)	(8,751,971)
Other (expense) income	67,519	37,773	88,047	54,684	248,023

Net loss	$(2,159,096)	$(2,373,182)	$(2,251,185)	$(1,720,485)	$(8,503,948)
Deemed contribution from the redemption of preferred stock	7,448,879				7,448,879

Net income (loss) attributable to Laird Superfood, Inc. common stockholders	$5,289,783	$(2,373,182)	$(2,251,185)	$(1,720,485)	$(1,055,069)

Net income (loss) per share, basic	$1.31	$(0.66)	$(0.64)	$(0.49)
Shares used in computing net loss per share, basic	4,045,056	3,592,735	3,520,338	3,509,009
Net income (loss) per share, diluted	$0.96	$(0.66)	$(0.64)	$(0.49)
Shares used in computing net loss per share, diluted	5,532,032	3,592,735	3,520,338	3,509,009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders and is incorporated by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is posted at https://investors.lairdsuperfood.com/governance. We will post any amendments to our code of business conduct and ethics other than technical, administrative or other non-substantive amendments, or waivers of its requirements, on our website or in a Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

See Index to Financial Statements in Item 8 of this report.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes those financial statements.

(a)(3) EXHIBITS.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	9/25/2020

3.2	Amended and Restated Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	9/25/2020

4.1	Form of Stock Certificate for Common Stock.	S-1/A	333-248513	4.1	9/10/2020

4.2	Stockholder Agreement, dated April 13, 2020, between the Company and Danone Manifesto Ventures, PBC.	S-1	333-248513	4.3	8/31/2020

4.3	Description of Capital Stock					X

10.1#	Laird Superfood, Inc. 2020 Omnibus Incentive Plan.	S-8	333-248985	99.3	9/23/2020

10.2#	Form of Incentive Stock Option Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.2	9/10/2020

10.3#	Form of Non-Qualified Stock Option Agreement under 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.3	9/10/2020

10.4#	Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.4	9/10/2020

10.5#	Form of Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.5	9/10/2020

10.6#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-248513	10.6	9/10/2020

10.7#	Laird Superfood, Inc. 2018 Equity Incentive Plan, and form of award agreement thereunder.	S-1	333-248513	10.6	8/31/2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

10.8#	Laird Superfood, Inc. 2016 Stock Incentive Plan, and form of award agreement thereunder.	S-1	333-248513	10.7	8/31/2020

10.9#	Laird Superfood 2020 Employee Stock Purchase Plan	S-8	333-248985	99.4	9/23/2020

10.10#	Employment Agreement, dated September 10, 2020, between the Company and Paul Hodge.	S-1/A	333-248513	10.10	9/10/2020

10.11#	Employment Agreement, dated September 10, 2020, between the Company and Valerie Ells.	S-1/A	333-248513	10.11	9/10/2020

10.12	License and Preservation Agreement, dated May 26, 2020, by and among the Company, Laird Hamilton, and Gabrielle Reece.	S-1	333-248513	10.12	8/31/2020

10.13	Loan Agreement, dated August 10, 2017, between the Company and East Asset Management, LLC	S-1	333-248513	10.13	8/31/2020

10.14	Commercial Pledge Agreement, dated February 5, 2019, between the Company and First Interstate Bank, as amended February 26, 2020.	S-1	333-248513	10.14	8/31/2020

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*

The certifications attached as Exhibit 32.1 and 32.2 are not deemed filed with the SEC and are not incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such.

#	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laird Superfood, Inc.
(Registrant)

Date: March 16, 2021	/s/ Paul W. Hodge, Jr.
Paul W. Hodge, Jr.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul W. Hodge Jr., Valerie Ells and Andrew J. McCormick, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2021	/s/ Paul W. Hodge, Jr.
Paul W. Hodge, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2021	/s/ Valerie Ells
Valerie Ells
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 16, 2021	/s/ Geoffrey Barker
Geoffrey Barker
Director

Date: March 16, 2021	/s/ Jim Buechler
Jim Buechler
Director

Date: March 16, 2021	/s/ Maile Clark
Maile Clark
Director

Date: March 16, 2021	/s/ Greg Graves
Greg Graves
Director

Date: March 16, 2021	/s/ Laird Hamilton
Laird Hamilton
Director

Date: March 16, 2021	/s/ Thomas Wetherald
Thomas Wetherald
Director