Form 10-Q
period 2021-03-31
Laird Superfood, Inc.
filed 2021-05-13
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021 the registrant had 8,990,904 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Key factors that could cause actual results to be different than expected or anticipated include, but are not limited to:

•	our limited operating history and ability to become profitable;

•	our reliance on third parties for raw materials and production of some of our products;

•	our ability to manage our growth and scale our manufacturing and processing capabilities effectively, including our human resource requirements;

•	our future capital needs;

•	our ability to retain and grow our customer base;

•	our reliance on independent distributors for a substantial portion of our sales;

•	our ability to evaluate and measure our business, prospects and performance metrics;

•	our ability to compete and succeed in a highly competitive and evolving industry;

•	the health of the premium organic and natural food industry as a whole;

•	risks related to our intellectual property rights and developing a strong brand;

•	our reliance on key personnel, including Laird Hamilton and Gabrielle Reece;

•	regulatory risks;

•	risks related to our international operations;

•	the risk of substantial dilution from future issuances of our equity securities; and

•	the other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LAIRD SUPERFOOD, INC.

BALANCE SHEET

(Unaudited)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$51,745,417	$57,208,080
Accounts receivable, net	770,155	839,659
Investment securities available-for-sale	8,690,523	8,706,844
Inventory	7,693,980	6,295,898
Prepaid expenses and other current assets	2,902,784	2,847,319
Deposits	488,823	97,674

Total current assets	72,291,682	75,995,474

Noncurrent assets
Property and equipment, net	3,501,718	3,513,488
Licensing agreement—intangible	132,100	132,100
Deferred rent	2,606,592	2,696,646

Other assets	77,922	4,992

Total noncurrent assets	6,318,332	6,347,226

Total assets	$78,610,014	$82,342,700

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,600,645	$1,315,964
Payroll liabilities	1,012,223	722,915
Accrued expenses	857,849	704,543

Total current liabilities	3,470,717	2,743,422

Long-term liabilities
Note payable	51,000	51,000

Total long-term liabilities	51,000	51,000

Total liabilities	3,521,717	2,794,422

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 and 9,600,000 shares authorized as of March 31, 2021 and December 31, 2020; 9,285,782 and 8,921,034 issued and outstanding at March 31, 2021, respectively; 9,247,758 and 8,892,886 issued and outstanding at December 31, 2020, respectively	8,921	8,893
Additional paid-in capital	112,343,131	111,452,346
Accumulated other comprehensive income (loss)	(6,083)	14,207
Accumulated deficit	(37,257,672)	(31,927,168)

Total stockholders’ equity	75,088,297	79,548,278

Total liabilities, convertible preferred stock and stockholders’ equity	$78,610,014	$82,342,700

The accompanying notes are an integral part of these financial statements

LAIRD SUPERFOOD, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarters Ended March 31,
	2021	2020
Sales, net	$7,426,254	$5,483,226
Cost of goods sold	(5,559,499)	(3,365,609)

Gross profit	1,866,755	2,117,617

General and administrative
Salaries, wages and benefits	1,205,854	816,172
Stock-based compensation	899,235	183,203
Professional fees	343,622	182,048
Insurance expense	522,399	31,195
Office expense	186,831	113,365
Occupancy	56,521	53,431
Merchant service fees	106,375	56,035
Netsuite subscription expense	55,021	26,395
Other expense	267,536	137,728

Total general and administrative expenses	3,643,394	1,599,572

Research and product development
Salaries, wages and benefits	70,361	74,902
Product development expense	162,844	57,743
Stock-based compensation	3,567	2,192
Other expense	3,915	8,478

Total research and product development expenses	240,687	143,315

Sales and marketing
Salaries, wages and benefits	633,751	746,010
Stock-based compensation	41,389	74,495
Advertising	1,681,344	936,363
General marketing	710,523	309,222
Amazon selling fee	202,276	187,571
Travel expense	8,756	70,014
Other expense	49,040	69,141

Total sales and marketing expenses	3,327,079	2,392,815

Total expenses	7,211,160	4,135,702

Operating loss	(5,344,405)	(2,018,085)

Other income (expense)
Interest and dividend income	13,901	22,854

Total other income	13,901	22,854

Loss before income taxes	(5,330,504)	(1,995,231)

Benefit from income taxes	—	—

Net loss attributable to Laird Superfood, Inc. common stockholders	$(5,330,504)	$(1,995,231)

Net loss per share attributable to Laird Superfood, Inc common stockholders:
Basic	$(0.60)	$(0.47)

Diluted	$(0.60)	$(0.47)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	8,894,495	4,281,346

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(5,330,504)	$(1,995,231)
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax(1)	(20,290)	31,090

Total other comprehensive income (loss)	(20,290)	31,090

Comprehensive loss	$(5,350,794)	$(1,964,141)

(1)	The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. See note 9 for the estimated tax benefit deferred.

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balances, January 1, 2021	—	$—	8,892,886	$8,893	$111,452,346	$14,207	$(31,927,168)	$79,548,278
Stock-based compensation	—	—	—	—	1,010,003	—	—	1,010,003
Withholding tax payments for share-based compensation	—	—	—	—	(188,793)	—	—	(188,793)
Stock option exercises	—	—	28,148	28	151,618	—	—	151,646
Common stock issuance costs	—	—	—	—	(82,043)	—	—	(82,043)
Other comprehensive income, net of tax	—	—	—	—	—	(20,290)	—	(20,290)
Net loss	—	—	—	—	—	—	(5,330,504)	(5,330,504)

Balances, March 31, 2021	—	$—	8,921,034	$8,921	$112,343,131	$(6,083)	$(37,257,672)	$75,088,297

	Convertible Preferred Stock		Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balances, January 1, 2020	629,186	$6,722,951	4,188,558	$4,188	$27,184,250	$(226)	$(19,076,867)	$14,834,296
Stock-based compensation	—	—	—	—	258,486	—	—	258,486
Stock option exercises	—	—	804	—	6,030	—	—	6,030
Common stock issuances	—	—	137,770	138	1,997,527	—	—	1,997,665
Less: repurchased common stock	—	—	(1,416)	(1)	(20,531)	—	—	(20,532)
Other comprehensive income, net of tax	—	—	—	—	—	31,090	—	31,090
Net loss	—	—	—	—	—	—	(1,995,231)	(1,995,231)

Balances, March 31, 2020	629,186	$6,722,951	4,325,716	$4,325	$29,425,762	$30,864	$(21,072,098)	$15,111,804

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Quarter Ended March 31,
	2021	2020
Cash flows used in operating activities
Net loss	$(5,330,504)	$(1,995,231)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	131,333	114,901
Amortization	5,270	2,524
Loss on disposal of equipment	2,325	—
Stock-based compensation	1,010,003	258,486
Provision for excess and obsolete inventory	102,604	—
Changes in operating assets and liabilities:
Accounts receivable	69,504	(1,259,099)
Accrued investment income receivable	(3,969)	4,847
Inventory	(1,500,686)	271,028
Prepaid expenses and other current assets	(55,465)	(357,734)
Deferred rent	90,054	90,622
Deposits	(391,149)	(17,191)
Accounts payable	284,681	340,271
Payroll liabilities	289,308	142,208
Accrued expenses	153,306	60,604

Net cash from operating activities	$(5,143,385)	$(2,343,764)

Cash flows used in investing activities
Purchase of property and equipment	(122,588)	(115,669)
Purchase of software	(78,200)	—
Proceeds from sale of property, equipment, and software	700	—

Net cash from investing activities	$(200,088)	$(115,669)

Cash flows from financing activities
Issuance of common stock	—	1,997,665
Common stock issuance costs	(82,043)	—
Common stock repurchases	—	(20,532)
Withholding tax payments for share based compensation	(188,793)	—
Stock options exercised	151,646	6,030

Net cash from financing activities	$(119,190)	$1,983,163

Net change in cash and cash equivalents	(5,462,663)	(476,270)
Cash and cash equivalents beginning of period	57,208,080	1,004,109

Cash and cash equivalents end of period	$51,745,417	$527,839

Supplemental disclosures of non-cash information
Unrealized gain (loss) on available-for-sale securities	$(20,290)	$31,090

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements include the accounts of Laird Superfood, Inc. (the “Company” or “Laird Superfood” or “we”), a Delaware corporation. On July 3, 2018, the Company entered into a plan of conversion and was converted from a corporation under the laws of the State of Oregon to a corporation under the laws of the State of Delaware with an updated par value of $0.001 per share of common stock.

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

Initial Public Offering

On September 25, 2020, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 3,047,500 shares of its common stock at a public offering price of $22 per share, including 397,500 shares of common stock upon the exercise of the underwriter’s option to purchase additional shares. After underwriting discounts and commissions and other offering costs, net proceeds from the IPO were approximately $61,966,237. Offering costs of approximately $1,350,815 were recognized as a reduction of additional-paid-in capital.

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

Basis of Accounting

The financial statements include the accounts of the Company. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the three months ended March 31, 2021 and 2020. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

Unaudited interim financial information

In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The balance sheet as of December 31, 2020 was derived from audited annual financial statements. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2021. The accompanying unaudited interim financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the fiscal year ended December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments impact allowances for doubtful accounts and returns, inventory obsolescence, valuation allowance for deferred taxes, and fair value of stock-based compensation.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Segment reporting

The Company currently has one operating segment. In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Management reviews financial information as a whole for purposes of allocation of resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment.

Substantially all product sales for the periods provided were derived from domestic sales.

See Note 15 for additional information regarding sales by platform within the Company’s single segment.

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

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$51,503,218	$527,839
Restricted cash	242,199	—

Total cash, cash equivalents, and restricted cash show in the statement of cash flows	$51,745,417	$527,839

Amounts in restricted cash represent those that are required to be set aside by contractual agreement. On December 3, 2020, the Company entered into an agreement with DMV, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. During the three months ended March 31, 2021, we contributed $55,904 to these projects. The restriction will be released upon the completion of the projects.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents. At times, cash and cash equivalents balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company’s investment account (recognized as cash and cash equivalents) is with what the Company believes to be a high-quality broker. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits as of March 31, 2021 and December 31, 2020 approximated $6,402,956 and $6,639,821, respectively.

Accounts Receivable, net

Accounts receivable, net consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, management determined no allowance for doubtful accounts was required as of March 31, 2021 and December 31, 2020.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of raw materials and packaging and finished goods. As of March 31, 2021 and December 31, 2020, inventory was comprised of the following:

	March 31, 2021	December 31, 2020
Raw Materials and Packaging	$3,412,135	$4,109,706
Finished Goods	4,281,845	2,186,192

Total	$7,693,890	$6,295,898

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessments, which are charged to cost of goods sold. For the three months ended March 31, 2021, the Company recorded $102,604 in inventory obsolescence primarily related to the Company’s liquid creamer product line which was launched in the second quarter of 2020. For the three months ended March 31, 2020, there was no inventory obsolescence.

As of March 31, 2021 and December 31, 2020, the Company had a total of $1,060,840 and $958,166, respectively, of prepayments for future raw materials inventory, which is included in prepaid expenses on the balance sheets.

Property and Equipment, net

Property and equipment are valued at cost, net of accumulated depreciation. Expenditures for maintenance and repairs that do not extend the useful life or increase the value of the assets are charged to expense in the period incurred. Additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for depreciation purposes for furniture and factory equipment range from 3 to 10 years. The useful life for leasehold improvements is the lesser of the lease term or the useful life. Construction in progress is not depreciated until such a time that the assets are completed and placed into service. Depreciation expense is allocated to general and administrative expenses and cost of goods sold upon the sale of inventory. For the three months ended March 31, 2021 and 2020, depreciation expense was $131,333 and $114,901, respectively.

As of March 31, 2021 and December 31, 2020, the Company had a total of $391,149 and $0, respectively, of deposits for future equipment purchases, which is included in deposits on the balance sheets.

Deferred Rent

Deferred rent includes tenant improvement costs that were incurred by the landlord, RII Lundgren Mill, LLC, in the build-out of the Company’s leased space and were reimbursed by the Company. These amounts are treated as additional rents and are expensed straight-line over the life of the lease.

Revenue Recognition

The Company recognizes revenue in accordance with the five-step model as prescribed by ASC Topic 606, Revenue from Contracts with a Customer, in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 15 for additional information regarding revenue recognition. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company will record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates will be based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Cost of Goods Sold

Cost of goods sold includes material, labor, and overhead costs incurred in the storage and distribution of products sold in the period. Material costs include the cost of products purchased. Labor and overhead costs consist of indirect product costs, including wages and benefits for manufacturing, planning, and logistics personnel, depreciation, facility costs and freight.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $1,238,996 and $634,641 for the three months ended March 31, 2021 and 2020, respectively. Income generated from shipping costs billed through to customers was included in Sales, net in the statements of operations. Shipping income totaled $25,659 and $151,551 for the three months ended March 31, 2021 and 2020, respectively.

Research and Product Development

Amounts spent on research and development activities are expensed as incurred as research and product development expense on the statements of operations. Research and product development expense was $240,687 and $143,315 for the three months ended March 31, 2021 and 2020, respectively.

Advertising

Advertising and marketing costs are expensed when incurred. Advertising and marketing expenses for the three months ended March 31, 2021 and 2020 was $2,391,867 and $1,245,585, respectively.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the financial statements and consist of income taxes currently due and deferred tax assets and liabilities. The Company may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes) and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, the Company recorded a full deferred tax valuation allowance of $8,953,186 and $7,563,110 as of March 31, 2021 and December 31, 2020, respectively.

Repurchased Stock

Management presents repurchased stock (at cost) as a reduction in stockholders’ equity to reflect the historical stock repurchase transactions more clearly. There were no stock repurchase transactions for the three months ended March 31, 2021. There were stock repurchases of $20,532 in the three months ended March 31, 2020.

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

Warrants

Issued and detachable stock warrants are classified as equity or liability instruments based on the specific terms of the underlying warrant agreement. In circumstances where debt or equity is issued with detachable warrants, the proceeds from issuance are allocated to each instrument based on an acceptable method, which generally involves determining the fair value of one or more of the instruments. In conjunction with the Company’s initial public offering, the warrant outstanding was cancelled. See additional information in Note 11.

License Agreement – Intangible Asset

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the balance sheets as of March 31, 2021 and December 31, 2020, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 14 for more information on the Company’s related party transaction with Mr. Hamilton.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness and biographical information commencing on July 1, 2015. This contribution, which is reported on the balance sheets as of March 31, 2021 and December 31, 2020, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 14 for more information on the Company’s related party transaction with Ms. Reece.

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

On May 26, 2020, the Company executed a License and Preservation Agreement with Mr. Hamilton, and Ms. Reece (the “2020 License”), which superseded the predecessor license and preservation agreement with both individuals. Among other modifications, the agreement (i) modified certain approval rights of Mr. Hamilton and Ms. Reece for use of their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing in the Company’s products, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred year term. No additional consideration was exchanged in connection with the agreement. As indefinite-lived intangibles, the Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the licensing agreements were less than the carrying amounts. Upon considering these factors, the Company determined it was more likely than not that the fair values of the 2020 License were not less than the carrying amounts; therefore, the Company recognized no impairment for the three months ended March 31, 2021 and 2020.

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years or older. The 401(k) plan was initiated on July 1, 2018. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. For the three months ended March 31, 2021 and 2020, we did not match employee contributions.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

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

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted in the three months ended March 31, 2021 and 2020, respectively.

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

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are available to be issued. The Company has evaluated events and transactions subsequent to March 31, 2021 for potential recognition of disclosure in the financial statements.

On May 3, 2021, the Company entered into a definitive agreement to purchase all of the outstanding membership interest units in Picky Bars, LLC (“Picky Bars”), innovators in the healthy snack industry focused on nutritionally balanced, real-food products to fuel performance, for a cash-free, debt-free purchase price of $10,053,142 in cash, subject to customary working capital adjustments and 53,133 shares of Company common stock, subject to certain vesting conditions. The transaction closed simultaneously with execution of the agreement. Because the acquisition occurred subsequent to March 31, 2021, no results of operations of Picky Bars are included in our condensed statements of operations for the three months ended March 31, 2021. It is currently impractical to disclose a preliminary purchase price allocation, or pro forma financial information combining both entities as of the earliest period presented in these financial statements. Operations have continued with Picky Bars’ previous management and workforce at the Oregon facilities. The Company continues to operate as one segment. The acquisition will be accounted for in accordance with ASC 805, Business Combinations.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

2.	Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Prepaid insurance	$1,060,840	$1,446,189
Prepaid inventory	943,083	958,166
Prepaid subscriptions and license fees	389,431	225,567
Prepaid advertising	310,700	—
Prepaid, other	141,169	152,323
Other current assets	57,561	51,111
Prepaid consulting	—	13,963

	$2,902,784	$2,847,319

3.	Investment securities

Investment securities as of March 31, 2021 and December 31, 2020 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2021
Federal agency bonds – mortgage-backed	$8,696,606	$586	$(6,669)	$8,690,523

Total investment securities available-for-sale	$8,696,606	$586	$(6,669)	$8,690,523

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2020
Federal agency bonds – mortgage-backed	$8,692,637	$14,207	$—	$8,706,844

Total investment securities available-for-sale	$8,692,637	$14,207	$—	$8,706,844

The amortized cost and estimated fair value of investment securities as of March 31, 2021, by contractual maturity, are shown below:

	Available-for-sale
March 31, 2021	Amortized cost	Estimated fair value
Due after one year through five years	$8,696,606	$8,690,523

Total investment securities available-for-sale	$8,696,606	$8,690,523

Investment securities with an estimated fair value of $8,690,523 and $8,706,844 as of March 31, 2021 and December 31, 2020, respectively, were pledged to secure our revolving line of credit. See Note 5 for additional information.

The Company recorded no sales or maturities of available for sale securities during the three months ended March 31, 2021 and 2020.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

4.	Fair Value Measurements

Factors used in determining the fair value of our assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize assets subject to fair value measurements:

Fair Value as of March 31, 2021	Level 1	Level 2	Level 3
Federal agency bonds - mortgage-backed	$—	$8,690,523	$—

Fair Value as of December 31, 2020	Level 1	Level 2	Level 3
Federal agency bonds - mortgage-backed	$—	$8,706,844	$—

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

As of December 31, 2020, the Company classified fixed assets as held for sale which was included in Level 3 fair value.

5.	Revolving Lines of Credit

On February 5, 2019, the Company entered into a revolving line of credit with First Interstate Bank (“FIB”) in a principal amount not exceeding $5,000,000. The line of credit is secured by the Company’s investment account held at FIB. The outstanding amounts under the line of credit have an interest rate calculated as LIBOR plus 2.0% per annum until paid in full. The loan agreement was renewed by the Company on March 1, 2021 and has a maturity date of February 5, 2023. The balance on the line of credit was $0 as of March 31, 2021 and December 31, 2020. Management was in compliance with all financial covenants as of March 31, 2021 and December 31, 2020.

On August 10, 2017, the Company entered into a revolving line of credit with East Asset Management, LLC (“East”) in a principal amount not exceeding the lesser of the borrowing base or $3,000,000. Upon the mutual agreement of the Company and East, the primary revolving line of credit may be expanded to $10,000,000, subject to an increase in the borrowing base. The borrowing base is comprised of (a) up to 90% of eligible accounts receivable aged 90 days or less from due date utilizing the average of a trailing three months of actual book value, plus (b) up to 90% of inventory and prepaid inventory book values utilizing the average of a trailing three months of actual book value. The outstanding amounts under the line of credit have a fixed interest rate of 15% per annum until paid in full and the line of credit has a maturity date of August 10, 2022. In the event of default, the interest rate would increase to 20% while such default exists. The line of credit is secured by a security interest in accounts receivable and inventory. The balance on the line of credit was $0 as of both March 31, 2021 and December 31, 2020. Management was in compliance with all financial covenants as of March 31, 2021 and December 31, 2020.

A secondary line of credit with East in an amount up to $200,000 is available to the Company, which is not subject to the requirements of the borrowing base. The secondary line of credit is secured by a security interest in the Company’s accounts receivable and inventory. The secondary line is available with the same draw and payback conditions as the primary line. The balance on the secondary line of credit was $0 as of both March 31, 2021 and December 31, 2020.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

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

6.	Long-term Debt

The following table presents the components of long-term debt:

	March 31, 2021	December 31, 2020
Forgivable loan, City of Sisters	$51,000	$51,000

Long-term debt	$51,000	$51,000

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

7.	Property and Equipment, Net

Property and equipment, net is comprised of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Factory equipment	$2,749,057	$2,668,839
Land	947,394	947,394
Furniture and office equipment	531,232	532,116
Leasehold improvements	276,553	259,504
Construction in progress	16,666	—

	4,250,902	4,407,853
Accumulated depreciation	(1,019,184)	(894,365)

Property and equipment, net	$3,501,718	$3,513,488

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

8.	Commitments and Contingencies

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

The Company executed a second lease for additional warehouse and office space under a commercial lease with RII Lundgren Mill, LLC, dated December 17, 2018. The lease commenced on July 1, 2019 with monthly payments of $12,784, to escalate after 24 months by the lesser of 3% or the CPI adjustment. The initial lease term is ten years, and the Company has the option to renew the lease for two additional five-year periods. The landlord paid for many tenant improvements and the Company committed to reimbursing the landlord, in additional rents, for specific improvements. On December 20, 2018, the Company completed the initial reimbursement of $1,202,529. The Company made the final reimbursement in the amount of $1,399,001 on December 31, 2019.

On May 26, 2019, the Company executed and commenced an agricultural license agreement for the lease of agricultural land in Hanalei, Hawaii with PRW Princeville Development Company LLC (the “Hanalei Agricultural License”). Total monthly payments were the greater of $1,000 or eight percent of total monthly gross sales of the business done and/or generated on, in, into or from the premises. The initial lease term was five years, with one option to extend the term by five years. The agreement was subsequently amended on September 19, 2019 to include a termination clause if the storefront and property in the Hanalei, Hawaii retail lease, discussed below, is not executed. The amendment also expanded the permitted access to include access through other property to the public roadway. On November 3, 2020, the Company and PRW Princeville Development Company LLC entered a termination and release agreement, terminating the Hanalei Agricultural License effective as of October 30, 2020.

On May 26, 2019, the Company executed a license agreement with PRW Princeville Development Company LLC for storefront and property in Hanalei, Hawaii (the “Hanalei Retail License”). Initially, total monthly payments were the greater of $1,000 or eight percent of total monthly gross sales of the business done and/or generated on, in, into or from the property. The initial lease term was five years, with one option to extend the term by five years. The agreement commenced upon receipt of applicable permits. The agreement was subsequently amended on September 19, 2019 to extend the initial permitting period from January 1, 2020 to July 1, 2020, and the payment terms to include the monthly minimum lease payment due the first of the month, with a reconciliation to gross sales in the subsequent month. The agreement was subsequently amended on July 23, 2020 to extend the initial permitting period from July 1, 2020 to April 15, 2021. On November 3, 2020, the Company and PRW Princeville Development Company LLC entered a termination and release agreement, terminating the Hanalei Retail License effective as of October 30, 2020.

On of January 1, 2021, the Company entered into a lease agreement with PX2, LLC (“PX2”) for warehousing, distribution, and related industrial purposes. Under this agreement, the cost of rent which the Company will pay to PX2 is solely the reimbursement of utilities relating to the Company’s use (i.e., electric, janitorial, insurance, and other bills, which are estimated to be de minimis and not greater than $1,000 per month). This lease expires on December 31, 2021.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of March 31, 2021:

Payments Due by Period	Operating Leases(1)	Note Payable	Total
2021	$178,997	$51,000	$229,997
2022	244,622	—	244,622
2023	251,960	—	251,960
2024	259,519	—	259,519
2025	267,305	—	267,305
Thereafter	863,932	—	863,932

	$2,066,335	$51,000	$2,117,335

(1)	Operating lease obligations related to our manufacturing facility leases dated March 1, 2018 and December 17, 2018.

Rent expense is allocated to general and administrative expenses and cost of goods sold upon the sale of inventory. Rent expense for the three months ended March 31, 2021 and 2020 was $251,090 and $172,180, respectively.

9.	Deferred Tax Assets and Liabilities

The Company had a tax net loss for the three months ended March 31, 2021 and 2020, and therefore expects no assessment of income taxes for such periods. Additionally, the net deferred tax assets are fully allowed for as of March 31, 2021 and December 31, 2020. Due to the full valuation allowance during 2020 and as of March 31, 2021 there was no provision for, or benefit from, income taxes reported for the three months ended March 31, 2021 and 2020. The Company’s deferred tax assets and liabilities consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Noncurrent deferred tax assets:
Federal net operating loss carryforwards	$6,385,696	$5,332,738
State net operating loss carryforwards	2,548,054	2,112,119
Federal depreciation and amortization	346,060	458,203
State depreciation and amortization	166,329	213,359
Accrued—PTO	80,283	75,702
Other	137,996	106,526

Total noncurrent deferred tax assets	9,664,418	8,298,647

Noncurrent deferred tax liabilities:
Federal depreciation and amortization	$—	$—
State depreciation and amortization	—	—
Deferred rent asset	711,232	735,537

Total noncurrent deferred tax liabilities	711,232	735,537

Net noncurrent deferred tax assets	$8,953,186	$7,563,110
Valuation allowance	(8,953,186)	(7,563,110)

Total net noncurrent deferred tax assets	$—	$—

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not they will be realized; if not, a valuation allowance is required to be recorded. Based on this guidance, the Company provided a valuation allowance for the full amount. The net increase in the valuation allowance for deferred tax assets and liabilities for the three months ended March 31, 2021 and December 31, 2020 was $1,390,076 and $977,988, respectively. This valuation allowance included the estimated tax asset of $1,277 related to the unrealized loss on investment securities available-for-sale as of March 31, 2021. As of March 31, 2021 and December 31, 2020, the Company had U.S. federal net operating losses (“NOLs”) totaling approximately $32,923,866 and $27,528,486, respectively. The Company had federal NOLs as of March 31, 2021 and December 31, 2020 totaling approximately $1,868,077 from 2017 and prior years that can be carried forward for 20 years, which begin to expire in 2036. As of March 31, 2021 and December 31, 2020 the Company had federal NOLs totaling approximately $31,055,789 and $25,660,409, respectively from 2018 through 2021 that can be carried forward indefinitely.

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

10.	Stock Incentive Plan

The Company adopted an incentive plan (the “2020 Omnibus Incentive Plan”) on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to Company employees, employees of the Company’s affiliates, non-employee directors and certain consultants and advisors. The Company is authorized to award 1,000,000 shares under the 2020 Omnibus Incentive Plan. Previously, the Company had adopted its 2018 Equity Incentive Plan and 2016 Stock Incentive Plan (together with the 2020 Omnibus Incentive Plan, the “Stock Incentive Plans”), under which the Company had issued stock options and restricted stock units. Following the effective date of the 2020 Omnibus Incentive Plan, no additional awards may be made under the 2018 Equity Incentive Plan or 2016 Stock Incentive Plan. The Stock Incentive Plans were established to provide eligible individuals with an incentive to contribute to the Company’s success and to operate and manage the Company’s business in a manner that will provide for its long-term growth and profitability and that will benefit the Company’s shareholders and other stakeholders, including employees and customers. The Stock Incentive Plans are also intended to provide a means of recruiting, rewarding, and retaining key personnel.

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

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2021 and 2020:

	March 31, 2021
	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value
Balance at January 1, 2021	887,640	$9.65	6.42	$33,433,274
Granted	44,068	45.53
Exercised/released	(28,148)	6.16
Cancelled/forfeited	(2,750)	11.71

Balance at March 31, 2021	900,810	$11.42	6.35	$23,488,929

Exercisable at March 31, 2021	543,598	$7.55	5.19	$16,264,671

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

	March 31, 2020
	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value
Balance at January 1, 2020	788,528	$8.42	7.17	$4,799,381
Granted	44,000	14.50
Exercised/released	(804)	7.50
Cancelled/forfeited	(584)	9.00

Balance at March 31, 2020	831,140	$8.74	7.07	$4,790,541

Exercisable at March 31, 2020	461,032	$6.31	5.63	$3,779,313

The stock-based compensation expense is recognized ratably over the requisite service period for all awards. As a result of applying the provisions of ASC 718, “Compensation- Stock Compensation” (“ASC 718”), the Company recognized stock compensation expense of $1,010,003 and $258,486 for the three months ended March 31, 2021 and 2020, respectively.

In the three months ended March 31, 2021 and 2020, there were $188,793 and $0, respectively, of payroll taxes withheld from stock-based compensation which were remitted directly to the tax authorities on the behalf of the recipients of the awards.

As of March 31, 2021 and December 31, 2020, there was $2,655,329 and $1,990,834, respectively, of total unrecognized compensation cost related to non-vested stock option share-based compensation arrangements with a remaining weighted-average vesting period of 3.19 years.

During the three months ended March 31, 2021, we granted 21,766 restricted stock units to seven employees based on the agreed upon amounts in the 2021 employment agreements. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $39,478 in the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, there was $2,119,650 and $1,613,520, respectively, of total unrecognized compensation cost related to non-vested restricted stock units with a remaining weighted-average vesting period of 3.21 years.

During the three months ended March 31, 2021, we granted 189,608 market-based stock units (“MSUs”) to eight employees based on the agreed upon amounts in their respective market-based restricted stock unit agreements. As a result of applying the provisions of ASC 718 to these issuances we recorded stock-based compensation expense of $385,486 for the three months ended March 31, 2021. These MSUs vest upon the 30-day trading volume of the weighted average stock price reaching or exceeding established targets, after reaching certain time targets. As of March 31, 2021 and December 31, 2020, there was $3,884,514 and $0, respectively, of total unrecognized compensation cost related to non-vested MSUs with a remaining weighted-average vesting period of 1.82 years. We estimate the grant-date fair value of the MSUs using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rate of return and dividend yield. Expected volatilities within the index are derived using historical volatilities of a selected peer group over a period equal to the length of the performance period. We base the risk-free rate of return on the yield of a zero-coupon U.S. Treasury bond with a maturity equal to the performance period and assume a 0% dividend rate. Compensation expense for these PSUs is recognized over the requisite service period regardless of whether the market conditions are satisfied.

ASC 718 requires the use of the fair-value-based method for measuring the value of stock-based compensation. We estimate the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model, the MSUs on the grant date using a Monte Carlo simulation, and each restricted stock unit is estimated using the fair value of the Company’s stock on the date of grant. The estimated fair value of each grant of stock options awarded during the three months ended March 31, 2021 and 2020 was determined using the following assumptions:

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

•	Dividend Yield. The dividend yield is 0% because the Company has never paid, and for the foreseeable future does not expect to pay, dividend on its shares of common stock.

•	Expected Volatility. The expected volatility is based on the volatility of the historical stock prices of identified peer companies.

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

For the three months ended March 31, 2021 and 2020, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	For the Three Months Ended March 31,
	2021	2020
Weighted-average expected volatility	51.92%	68.25%
Weighted-average expected term (years)	6.25	6.25
Weighted-average expected risk-free interest rate	0.63%	1.19%
Dividend yield	0.00%	0.00%

Weighted-average fair value of options granted	$21.50	$18.10

11.	Preferred Stock

On September 25, 2020, the Company completed its IPO in which the Company issued and sold 3,047,500 shares of its common stock at a public offering price of $22 per share. Upon the closing of the IPO, all outstanding shares of the Company’s preferred stock converted into shares of common stock, consisting of (i) 162,340 outstanding shares of Series A-1 convertible preferred stock converting into 324,680 aggregate shares of common stock, (ii) 152,253 outstanding shares of Series A-2 convertible preferred stock converting into 304,506 aggregate shares of common stock, and (iii) 383,142 outstanding shares of Series B-1 convertible preferred stock converting into 766,284 aggregate shares of common stock.

As of March 31, 2021 and December 31, 2020, the Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share, and there were no shares of preferred stock issued or outstanding.

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

All shares of Series A-1 and A-2 preferred stock issued were convertible into common stock at any time at the option of the holder, or mandatorily convertible into common stock upon the event of an initial public offering. The Series A-1 and A-2 preferred stock were redeemable upon the occurrence of a deemed liquidation event. The Company determined that this redemption feature requires classification of both Series A-1 and A-2 preferred stock as mezzanine equity in our balance sheet as of December 31, 2019.

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

12.	Earnings per Share

Basic earnings (loss) per share is determined by dividing net loss attributable to Laird Superfood, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is similarly determined, except that the denominator is increased to include the number of additional common and preferred shares that would have been outstanding if all dilutive potential common and preferred shares had been issued. Dilutive potential common and preferred shares consist of employee stock options and restricted stock units. The dilutive effect of employee stock options, restricted stock units, and convertible preferred stock issued by the Company and are calculated using the treasury stock method. The weighted average shares outstanding included 1,000 and zero shares that are considered outstanding, but unissued as of March 31, 2021 and 2020, respectively, for unpaid equity share bonuses. Basic earnings per share is reconciled to diluted earnings per share in the following table:

	Three Months Ended March 31,
	2021	2020
Net loss attributable to Laird Superfood, Inc. common stockholders	$(5,330,504)	$(1,995,231)

Weighted average shares outstanding- basic	8,894,495	4,281,346
Dilutive securities	—	—

Weighted average shares outstanding- diluted	8,894,495	4,281,346

Common stock equivalent shares excluded due to anti-dilutive effect	1,169,237	1,460,582

Basic and diluted:
Net loss per share (basic)	$(0.60)	$(0.47)

Net loss per share (diluted)	$(0.60)	$(0.47)

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

13.	Concentrations

The Company had 41% of trade accounts receivable from two customers as of March 31, 2021. The Company had 67% of trade accounts receivable from two customers as of March 31, 2020.

The Company had 62% of accounts payable due to two vendors as of March 31, 2021. The Company had 55% of accounts payable due to two vendors as of March 31, 2020.

The Company sold a substantial portion of products to two customers (29%) for the three months ended March 31, 2021. As of March 31, 2021, the amount due from the customers included in accounts receivable was $486,729. The Company sold a substantial portion of products to one customer (32%) for the three months ended March 31, 2020. As of March 31, 2020, the amount due from this customer included in accounts receivable was $799,842.

The Company purchased a substantial portion of products from one supplier (51%) for the three months ended March 31, 2021, and from two suppliers (66%) for the three months ended March 31, 2020.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Vietnam, Indonesia, and Sri Lanka geographically accounted for approximately 62% of our total raw materials and packaging purchases for the three months ended March 31, 2021. Vietnam and the Philippines geographically accounted for approximately 65% of our total raw material and packaging purchases for the three months ended March 31, 2020.

14.	Related Party

FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. The Company conducts business with suppliers and service providers who are also stockholders of the Company. From time to time, service providers are offered shares of common stock as compensation for their services. Shares provided as compensation are calculated based on the fair value of the service provided and the most recent post-IPO market price per share. Additional material related party transactions are noted below.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Concurrent Private Placement

DMV purchased 90,910 shares of our common stock in a private placement immediately subsequent to the consummation of the IPO for a total purchase price of $2,000,020, at a price per share of $22. Additionally, DMV provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. Please see Note 1 of the financial statements for additional discussion.

No-Charge Storage Lease

On of January 1, 2021, the Company entered into a lease agreement with PX2, LLC (“PX2”) for warehousing, distribution, and related industrial purposes. Under this agreement, the cost of rent which the Company will pay to PX2 is solely the reimbursement of utilities relating to the Company’s use (i.e., electric, janitorial, insurance, and other bills, which are estimated to be de minimis). Paul Hodge, CEO, President, and Director of the Company is a member of PX2. This contract is expressly intended to provide no individual benefit to such individual, with the Company only responsible for incremental costs due to the Company’s use of the property, otherwise the property is utilized without obligation to the Company, as a gratis convenience by PX2. This lease expires on December 31, 2021.

15.	Revenue Recognition

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

In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended March 31,
	2021		2020
	$	% of Total	$	% of Total
Coffee Creamers	$5,021,908	68%	$4,019,362	73%
Hydration and Beverage Enhancing Supplements	1,064,576	14%	858,707	16%
Coffee, Tea, and Hot Chocolate Products	1,900,832	26%	740,572	14%
Other	359,321	5%	59,590	1%

Gross Sales	8,346,637	113%	5,678,231	104%
Shipping income	25,659	0%	151,551	3%
Returns and discounts	(946,042)	(13%)	(346,556)	(7%)

Sales, net	$7,426,254	100%	$5,483,226	100%

The Company generates revenue through three channels: online, wholesale, and food service:

	Three Months Ended March 31,
	2021		2020
	$	% of Total	$	% of Total
Online	$4,362,407	59%	$2,650,741	48%
Wholesale	2,923,056	39%	2,727,812	50%
Food Service	140,791	2%	104,673	2%

Sales, net	$7,426,254	100%	$5,483,226	100%

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Contract assets (deferred costs of goods sold associated with deferred revenue), contract liabilities (deferred revenue, customer deposits, rewards programs), and refund liabilities (accrued returns) have been estimated and recorded as of March 31, 2021. Contract assets included in finished goods inventories were $32,324 and $0 as of March 31, 2021 and December 31, 2020, respectively. Contract liabilities and refund liabilities included in accrued expenses were $257,019 and $19,697 as of March 31, 2021, respectively. Contract liabilities and refund liabilities included in accrued expenses were $132,280 and $28,968 as of December 31, 2020, respectively. Receivables from contracts with customers are included in Accounts Receivable, net on the Company’s balance sheets. As of March 31, 2021 and December 31, 2020, Accounts receivable, net included, $770,155 and $839,659, respectively, of receivables from contracts with customers.

16.	Impact of COVID-19

Since January of 2020, the coronavirus (COVID-19) outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused significant disruptions in international and U.S. economies and markets. In 2020, demand for our shelf-stable powdered coffee creamers, hydration and beverage enhancing supplements, and coffee, tea and hot chocolate products increased as consumers prepared more meals in their homes. As we work in a critical infrastructure industry as part of the nation’s food supply, we have implemented health and safety policies for all of our staff, including a transition to telework wherever reasonably possible; enacted strict sanitation protocols throughout our operations; and restricted access to visitors. Our top priority is the health and safety of our employees, and we are following published guidelines by the Centers for Disease Control and Prevention and other governmental health organizations in implementing procedures to protect our employees. The pandemic is an ever evolving and challenging situation and its impact on our business in the future is uncertain.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We have experienced strong sales growth since inception. Net sales increased to $7.4 million for the three months ended March 31, 2021, from $5.5 million for the three months ended March 31, 2020, representing net sales growth of 35%. The growth in the three months ended March 31, 2021 was primarily driven by a significant expansion of our customer base in online channels.

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

Our online business is two pronged and consists of lairdsuperfood.com and Amazon.com. For the three months ended March 31, 2021 and 2020, the online business made up 59% and 48% of our net sales, respectively. Lairdsuperfood.com is a platform that provides an authentic brand experience for our customers that drives engagement and provides feedback for future product development, while generating highly attractive margins. We view our growing proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. Content on our website allows Laird Superfood to educate consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for over two-thirds of lairdsuperfood.com sales for three months ended March 31, 2021.

Our wholesale business addresses the $759 billion grocery industry, specifically the $174 billion Natural, Organic and Functional Foods and Beverages sub-segment, which has been increasing its proportion of the grocery industry, as well as many non-grocery retail channels. For the three months ended March 31, 2021 and 2020, wholesale revenue comprised 39% and 50% of our net sales, respectively. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, outdoor and drug stores. The diversity of our retail channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

Initial Public Offering

On September 25, 2020, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 3,047,500 shares of its common stock at a public offering price of $22 per share, including 397,500 shares of common stock upon the exercise of the underwriter’s option to purchase additional shares. After underwriting discounts and commissions and other offering costs, net proceeds from the IPO were approximately $61,966,237. Offering costs of approximately $1,350,815 were recognized as a reduction of additional-paid-in capital.

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

Capital Contribution

On December 3, 2020, the Company entered into an agreement with DMV for an additional capital contribution as a participant in the DMV COVID-19 Relief Fund. The Agreement provided the Company with cash consideration of $298,103 for the purpose of supporting three relief projects: (1) continual sanitation rotation, (2) spend on increased labor, material and maintenance costs in the face of adversity, and (3) new/ existing hospitals relief initiative. The Company has included the balance in cash and cash equivalents on the Balance Sheet as of March 31, 2021. See Note 1 to our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Two-for-One Stock Split

Our board of directors and stockholders approved a two-for-one split of our common stock, which was effected on August 19, 2020. The split divided each outstanding share of our common stock into two shares of common stock and correspondingly adjusted the conversion prices of our convertible preferred stock. No fractional shares were issued in connection with the split. All references to common stock, options to purchase common stock, restricted stock, share data, per share data and related information have been retroactively adjusted, where applicable, in this Quarterly Report to reflect the split of our common stock, and the corresponding adjustment of the conversion prices of our preferred stock, as if it had occurred at the beginning of the earliest period presented.

Workforce Housing

On April 20, 2021, the Audit Committee of the Company’s board of directors consented to Mr. Hodge, CEO, pledging up to 150,000 of his shares of the Company’s common stock as collateral to a line of credit in support of Mr. Hodge individually developing workforce housing in Sisters, Oregon, where the Company is headquartered.

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

Components of Results of Operations

Sales, net

We sell our products indirectly to consumers through a broad set of physical wholesale channels. We also derive revenue from the sale of our products directly to consumers through our direct website, as well as third- party online channels.

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

Results of Operations

Comparison of the three months ended March 31, 2021 (“Q1 2021”) and March 31, 2020 (“Q1 2020”)

The following table summarizes our results of operations for the periods indicated:

	For the three months ended March 31,
	2021	2020	$ Change	% Change
Sales, net	$7,426,254	$5,483,226	$1,943,028	35%
Cost of goods sold	(5,559,499)	(3,365,609)	(2,193,890)	65%

Gross profit	1,866,755	2,117,617	(250,862)	(12%)
Gross margin	25.1%	38.6%
General and administrative	3,643,394	1,599,572	2,043,822	128%
Research and product development	240,687	143,315	97,372	68%
Sales and marketing	3,327,079	2,392,815	934,264	39%

Total expenses	7,211,160	4,135,702	3,075,458	74%
Operating loss	(5,344,405)	(2,018,085)	(3,326,320)	165%
Other income(expense)	13,901	22,854	(8,953)	(39%)

Loss before income taxes	(5,330,504)	(1,995,231)	(3,335,273)	167%
Benefit from income taxes	—	—	—	0%

Net loss attributable to Laird Superfood, Inc. common stockholders	$(5,330,504)	$(1,995,231)	$(3,335,273)	167%

Sales, Net

	Three months ended March 31,		2021 v. 2020 Change
	2021	2020	$	%
Sales, net	$7,426,254	$5,483,226	$1,943,028	35%

Net sales increased by $1.9 million to $7.4 million in Q1 2021, compared to $5.5 million in Q1 2020. This increase was due to growth in our online channels, primarily caused by an increase in sales volume. Products introduced after Q1 2020, including Organic Peruvian Coffee with Functional Mushrooms, Functional Coffees, Pili Nuts, Renew Protein, and Liquid Creamers, accounted for $2.1 million of gross sales in Q1 2021.

Cost of Goods Sold

	Three months ended March 31,		2021 v. 2020 Change
	2021	2020	$	%
Cost of Goods Sold	$(5,559,499)	$(3,365,609)	$(2,193,890)	65%

Cost of goods sold increased by $2.2 million in Q1 2021 to $5.6 million from $3.4 million in Q1 2020, primarily due to sales growth in the 2021 period, elevated outbound shipping costs, increased personnel costs, and increased co-packing costs primarily associated with our Liquid Creamer product line.

Gross Profit

	Three months ended March 31,		2021 v. 2020 Change
	2021	2020	$	%
Gross Profit	$1,866,755	$2,117,617	$(250,861)	(12%)

Gross profit decreased by $251.9 thousand in Q1 2021 to $1.9 million from $2.1 million in Q1 2020. Likewise, gross margins decreased to 25.1% in Q1 2021 from 38.6% in Q1 2020 primarily due elevated outbound shipping costs combined with the launch of a free shipping initiative for direct online purchases made on lairdsuperfood.com, increased personnel costs, disposal costs related to the initial production and distribution of our liquid creamer product line, and increased co-packing costs primarily associated with our Liquid Creamer product line.

Operating Expenses

	Three months ended March 31,		2021 v. 2020 Change
	2021	2020	$	%
Operating Expenses
General and administrative	$3,643,394	$1,599,572	$2,043,822	128%
Research and product development	240,687	143,315	97,372	68%
Sales and marketing	3,327,079	2,392,815	934,264	39%

Total operating expenses	$7,211,160	$4,135,702	$3,075,458	74%

General and administrative expense increased by $2.0 million in Q1 2021 to $3.6 million from $1.6 million in Q1 2020, primarily due to stock-based compensation, personnel costs, insurance expense, and professional fees.

Research and product development expense increased by $97.4 thousand to $240.7 thousand in Q1 2021 from $143.3 thousand in Q1 2020, primarily due to costs to bring new products to market.

Sales and marketing expense increased by $934.3 thousand in Q1 2021 to $3.3 million from $2.4 million in Q1 2020, primarily due to increased advertising expense.

Other Income

	Three months ended March 31,		2021 v. 2020 Change
	2021	2020	$	%
Other income	$13,901	$22,854	$(8,953)	(39%)

Other income is composed of interest income and dividend income related to interest income on investment securities available-for-sale. Other income decreased $9.0 thousand in Q1 2021 to $13.9 thousand from $22.9 thousand in Q1 2020, primarily as the result of declining interest rates.

Liquidity and Capital Resources

As of March 31, 2021, we had incurred accumulated net losses of $37.3 million, including operating losses of $5.3 million and $2.0 million for Q1 2021 and Q1 2020, respectively. We expect to incur additional operating losses as we continue efforts to grow our business, and we expect to incur additional expenses associated with being a public company. We have historically financed our operations and capital expenditures through private placements of our preferred stock and common stock, our IPO, as well as lines of credit and term loans.

Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.

As of March 31, 2021, we had $60.4 million of cash-on-hand and investments and an aggregate of $12.7 million of available borrowings under our lines of credit. As of December 31, 2020, we had $65.9 million of cash-on-hand and investments and $11.1 million of available borrowings under our lines of credit. As of March 31, 2021, and December 31, 2020, we had $51 thousand outstanding under our forgivable loans with the City of Sisters, Oregon and no amounts were outstanding under our lines of credit.

We currently have an approximately 26,000 square foot warehouse under construction by a third party adjacent to our current buildings which we intend to lease and have purchased five adjoining lots providing opportunity for expansion of our campus if needed. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our product platforms, the introduction of new products and acquisition activity. We expect to continue to incur operating losses for the foreseeable future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months following the date of this report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, if additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.

Cash Flows

Comparison of the three months ended March 31, 2021 and March 31, 2020:

The following table shows a summary of our cash flows for the periods presented:

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities	$(5,143,385)	$(2,343,764)
Cash flows from investing activities	(200,088)	(115,669)
Cash flows from financing activities	(119,190)	1,983,163

Net change in cash	$(5,462,663)	$(476,270)

Cash Flows from Operating Activities

Cash used in operating activities was $5.1 million for Q1 2021 as compared to $2.3 million for Q1 2020, both of which are primarily the result of the operating losses for the periods.

Cash Flows from Investing Activities

Cash used in investing activities was $200.1 thousand for Q1 2021 as compared to cash used of $115.7 thousand for Q1 2020. Cash outflows related to purchases of manufacturing equipment.

Cash Flows from Financing Activities

Cash used in financing activities was $119.2 thousand for Q1 2021 compared to cash provided of $2.0 million for Q1 2020. Cash outflows for Q1 2021 primarily related to payroll tax payments withheld from stock-based compensation, and common stock issuance costs, offset by stock option exercises, while cash inflows for Q1 2020 primarily related to a private round of equity funding.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

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

Income Taxes

Income taxes provide for the tax effects of transactions reported in the financial statements and consist of income taxes currently due and deferred tax assets and liabilities. We may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes) and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, we recorded a full deferred tax valuation allowance as of March 31, 2021 and December 31, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

See Recently Issued Accounting Pronouncements in Note 1 to our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended of March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no material unregistered sales of equity securities and use of proceeds.

Item 6. Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	9/25/2020

3.2	Amended and Restated Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	9/25/2020

10.1	Form of Laird Superfood, Inc. Executive Bonus Plan.	8-K	001-39537	10.1	3/10/2021

10.2	Amended line of credit agreement			10.2		*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**

The certifications attached as Exhibit 32.1 and 32.2 are not deemed filed with the SEC and are not incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laird Superfood, Inc. (Registrant)

Date: May 13, 2021	/s/ Paul W. Hodge, Jr.
Paul W. Hodge, Jr.
President and Chief Executive Officer

Date: May 13, 2021	/s/ Valerie Ells
Valerie Ells
Chief Financial Officer