Form 10-Q
period 2021-06-30
Laird Superfood, Inc.
filed 2021-08-11
CIK 1650696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☐
No
  ☒
As of August 6, 2021 the registrant had 9,000,431 shares of common stock, $0.001 par value per share, outstanding.

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
Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Key factors that could cause actual results to be different than expected or anticipated include, but are not limited to:

•	our limited operating history and ability to become profitable;

•	our reliance on third parties for raw materials and production of some of our products;

•	our ability to manage our growth and scale our manufacturing and processing capabilities effectively, including our human resource requirements;

•	our future capital needs;

•	our ability to retain and grow our customer base;

•	our reliance on independent distributors for a substantial portion of our sales;

•	our ability to evaluate and measure our business, prospects and performance metrics;

•	our ability to compete and succeed in a highly competitive and evolving industry;

•	the health of the premium organic and natural food industry as a whole;

•	risks related to our intellectual property rights and developing a strong brand;

•	our reliance on key personnel, including Laird Hamilton and Gabrielle Reece;

•	regulatory risks;

•	risks associated with the COVID-19 pandemic;

•	risks related to our international operations;

•	the risk of substantial dilution from future issuances of our equity securities; and

•	the other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LAIRD SUPERFOOD, INC.
BALANCE SHEET
(Unaudited)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$34,859,650	$57,208,080
Accounts receivable, net	789,642	839,659
Investment securities available-for-sale	8,682,330	8,706,844
Inventory	10,782,337	6,295,898
Prepaid expenses and other current assets , net	2,175,604	2,847,319
Deposits	508,484	97,674

Total current assets	57,798,047	75,995,474

Noncurrent assets
Property and equipment, net	3,786,144	3,513,488
Intangible assets, net	5,073,084	137,092
Goodwill	6,486,000	—
Deferred rent	2,517,143	2,696,646

Total noncurrent assets	17,862,371	6,347,226

Total assets	$75,660,418	$82,342,700

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,571,418	$1,315,964
Payroll liabilities	861,501	722,915
Accrued expenses	1,219,863	704,543

Total current liabilities	3,652,782	2,743,422

Long-term liabilities
Deferred tax liability, net	36,718	—
Note payable	51,000	51,000

Total long-term liabilities	87,718	51,000

Total liabilities	3,740,500	2,794,422

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 9,365,085 and 8,999,381 issued and outstanding at June 30, 2021, respectively; 9,247,758 and 8,892,886 issued and outstanding at December 31, 2020, respectively	$8,999	$8,893
Additional paid-in capital	115,480,644	111,452,346
Accumulated other comprehensive income (loss)	(9,794)	14,207
Accumulated deficit	(43,559,931)	(31,927,168)

Total stockholders’ equity	71,919,918	79,548,278

Total liabilities and stockholders’ equity	$75,660,418	$82,342,700

The accompanying notes are an integral part of these financial statements

LAIRD SUPERFOOD, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Sales, net	$9,195,786	$5,608,830	$16,622,039	$11,092,055
Cost of goods sold	(6,998,695)	(4,285,128)	(12,558,194)	(7,650,736)

Gross profit	2,197,091	1,323,702	4,063,845	3,441,319

General and administrative
Salaries, wages and benefits	1,019,845	804,903	2,225,698	1,621,075
Stock-based compensation	955,369	116,249	1,854,604	299,452
Professional fees	609,448	191,130	953,070	373,177
Insurance expense	500,821	25,866	1,023,221	57,061
Office expense	206,448	108,883	393,279	222,248
Occupancy	62,957	56,343	119,478	109,774
Merchant service fees	151,882	89,014	258,257	145,049
Netsuite subscription expense	74,117	30,923	129,138	57,318
Impairment on asset held for sale	—	239,734	—	239,734
Other expense	582,024	169,397	847,235	307,124

Total general and administrative expenses	4,162,911	1,832,442	7,803,980	3,432,012

Research and product development
Salaries, wages and benefits	116,187	72,931	186,548	147,833
Stock-based compensation	5,385	2,192	8,952	4,384
Product development expense	249,948	40,175	412,792	97,917
Other expense	3,332	2,499	7,247	10,977

Total research and product development expenses	374,852	117,797	615,539	261,111

Sales and marketing
Salaries, wages and benefits	630,328	697,547	1,264,079	1,443,556
Stock-based compensation	55,706	35,938	97,095	110,434
Advertising	1,699,865	1,154,060	3,381,209	2,090,423
General marketing	1,260,489	261,662	1,971,012	570,884
Amazon selling fee	210,842	208,317	413,118	395,889
Travel expense	11,604	3,950	20,360	73,964
Other expense	67,658	34,227	116,698	103,368

Total sales and marketing expenses	3,936,492	2,395,701	7,263,571	4,788,518

Total expenses	8,474,255	4,345,940	15,683,090	8,481,641

Operating loss	(6,277,164)	(3,022,238)	(11,619,245)	(5,040,322)

Other income (expense)
Interest and dividend income	11,623	8,171	25,525	31,025
Loss on sale of fixed assets	—	—	(2,325)	—
Gain on sale of available-for-sale securities	—	7,677	—	7,677

Total other income (expense)	11,623	15,848	23,200	38,702

Loss before income taxes	(6,265,541)	(3,006,390)	(11,596,045)	(5,001,620)

Income tax expense	(36,718)	—	(36,718)	—

Net loss	$(6,302,259)	$(3,006,390)	$(11,632,763)	$(5,001,620)

Less deemed dividend of beneficial conversion feature	—	(825,366)	—	(825,366)
Less deemed dividend on warrant discount	—	(179,427)	—	(179,427)

Net loss attributable to Laird Superfood, Inc. common stockholders	$(6,302,259)	$(4,011,183)	$(11,632,763)	$(6,006,413)

Net loss per share attributable to Laird Superfood, Inc common stockholders:
Basic	$(0.70)	$(0.93)	$(1.30)	$(1.40)

Diluted	$(0.70)	$(0.93)	$(1.30)	$(1.40)

Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	8,967,797	4,325,265	8,931,736	4,303,305

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(6,302,259)	$(3,006,390)	$(11,632,763)	$(5,001,620)
Other comprehensive income (loss), net of tax Change in unrealized gains (losses) on investment securities available-for-sale, net of tax (1)	(3,711)	(13,745)	(24,001)	17,345

Total other comprehensive income (loss)	(3,711)	(13,745)	(24,001)	17,345

Comprehensive loss	$(6,305,970)	$(3,020,135)	$(11,656,764)	$(4,984,275)

(1)	The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. See note 11 for the estimated tax benefit deferred.
The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)

	Convertible Preferred Stock		Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Deficit	Total
Balances, January 1, 2021	—	$—	8,892,886	$8,893	$111,452,346	$14,207	$(31,927,168)	$79,548,278
Stock-based compensation	—	—	—	—	1,010,003	—	—	1,010,003
Less: Withholding tax payments for share-based compensation	—	—	—	—	(188,793)	—	—	(188,793)
Stock option exercises	—	—	28,148	28	151,618	—	—	151,646
Common stock issuance costs	—	—	—	—	(82,043)	—	—	(82,043)
Other comprehensive income, net of tax	—	—	—	—	—	(20,290)	—	(20,290)
Net loss	—	—	—	—	—	—	(5,330,504)	(5,330,504)

Balances, March 31, 2021	—	—	8,921,034	$8,921	$112,343,131	$(6,083)	$(37,257,672)	$75,088,297

Stock-based compensation	—	—	—	—	1,090,074	—	—	1,090,074
Less: Withholding tax payments for share-based compensation	—	—	(956)	(1)	(30,362)	—	—	(30,363)
Restricted stock units issued	—	—	3,000	3	—	—	—	3
Stock option exercises	—	—	23,169	23	242,997	—	—	243,020
Common stock issued for business acquisition costs	—	—	53,134	53	1,834,804	—	—	1,834,857
Other comprehensive income, net of tax	—	—	—	—	—	(3,711)	—	(3,711)
Net loss	—	—	—	—	—	—	(6,302,259)	(6,302,259)

Balances, June 30, 2021	—	—	8,999,381	$8,999	$115,480,644	$(9,794)	$(43,559,931)	$71,919,918

	Convertible Preferred Stock		Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Deficit	Total
Balances, January 1, 2020	314,593	$6,722,951	4,188,558	$4,188	$27,184,250	$(226)	$(19,076,867)	$8,111,345
Stock-based compensation	—	—	—	—	258,486	—	—	258,486
Stock option exercises	—	—	804	—	6,030	—	—	6,030
Less: repurchased common stock	—	—	(1,416)	(1)	(20,531)	—	—	(20,532)
Common stock issuances	—	—	137,770	138	1,997,527	—	—	1,997,665
Other comprehensive income, net of tax	—	—	—	—	—	31,090	—	31,090
Net loss	—	—	—	—	—	—	(1,995,230)	(1,995,230)

Balances, March 31, 2020	314,593	6,722,951	4,325,716	$4,325	$29,425,762	$30,864	$(21,072,097)	$8,388,854

Stock-based compensation	—	—	—	—	212,834	—	—	212,834
Restricted stock awards	—	—	4,784	5	62,426	—	—	62,431
Preferred stock issuances	383,142	10,000,006	—	—		—	—	—
Beneficial conversion feature on Preferred Series B-1	—	(825,366)	—	—	825,366	—	—	825,366
Deemed dividend of beneficial conversion feature	—	825,366	—	—	(825,366)	—	—	(825,366)
Allocation of preferred series B-1 proceeds to warrant	—	(825,366)	—	—	825,366	—	—	825,366
Deemed dividend on warrant discount	—	179,427	—	—	(179,427)	—	—	(179,427)
Preferred stock issuance costs	—	(147,721)	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	(13,745)	—	(13,745)
Net loss	—	—	—	—	—	—	(3,006,390)	(3,006,390)

Balances, June 30, 2020	697,735	15,929,297	4,330,500	$4,330	$30,346,961	$17,119	$(24,078,487)	$6,289,923

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows used in operating activities
Net loss	$(11,632,763)	$(5,001,620)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	302,261	229,284
Amortization	103,803	5,048
Loss on disposal of equipment	2,325	—
Stock-based compensation	2,100,077	471,320
Provision for inventory obsolescenc e	18,266	—
Reserve for prepaid assets	179,000	—
Restricted stock awards	—	62,431
Impairment on asset held for sale	—	239,734
Gain on sale of investment securities available-for-sale	—	7,677
Changes in operating assets and liabilities:
Accounts receivable	98,534	(324,211)
Accrued investment income receivable	513	—
Inventory	(3,778,699)	(1,048,010)
Prepaid expenses and other current assets	729,881	(371,883)
Deferred rent	179,503	180,677
Deposits	2,602	10,941
Accounts payable	208,131	568,088
Payroll liabilities	129,397	167,576
Accrued expenses	367,209	155,943
Deferred taxe s	36,718	—

Net cash from operating activities	(10,953,242)	(4,647,005)

Cash flows used in (provided by) investing activities
Purchase of property, plant, and equipment	(522,564)	(312,746)
Proceeds from sale of property, equipment, and software	700	—
Deposits on equipment to be acquired	(407,412)	(319,174)
Purchase of software	(109,795)	—
Acquisiton of a business, net of cash acquired (note 2 )	(10,449,587)	—
Sale of investment securities available-for-sale	—	513,544
Proceeds from maturities of investment securities available-for-sale	—	475,000

Net cash from investing activities	(11,488,658)	356,624

Cash flows from financing activities
Issuance of common stock	—	1,997,665
Issuance of preferred stock	—	10,000,006
Common stock issuance costs	(82,043)	—
Preferred stock issuance costs	—	(147,721)
Withholding tax payments for share based compensation	(219,156)	—
Restricted stock units issue d	3	—
Repurchased common stock	—	(20,532)
Stock options exercised	394,666	6,030

Net cash from financing activities	93,470	11,835,448

Net change in cash and cash equivalents	(22,348,430)	7,545,067
Cash and cash equivalents beginning of period	57,208,080	1,004,109

Cash and cash equivalents end of period	$34,859,650	$8,549,176

Supplemental disclosures of non-cash information
Unrealized gain (loss) on available-for-sale securities	$(24,001)	$17,345

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
Nature of Operations
Laird Superfood is an emerging consumer products platform focused on manufacturing and marketing highly differentiated, plant-based and functional foods from its headquarters in Sisters, Oregon. The core pillars of the Laird Superfood platform are currently Superfood Creamer coffee creamers, Hydrate hydration products and beverage enhancing supplements, harvest snacks and other food items, and roasted and instant coffees, teas and hot chocolate. The Company was founded in 2015.
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
Basis of Accounting
The financial statements include the accounts of the Company. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the three and six months ended June 30, 2021 and 2020. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.
Unaudited Interim Financial Information
In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The balance sheet as of December 31, 2020 was derived from audited annual financial statements. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2021. The accompanying unaudited interim financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the fiscal year ended December 31, 2020.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due
to the risks and uncertainties involved in the Company’s business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments impact allowances for doubtful accounts and returns, inventory obsolescence, the fair value of and/or potential impairment of goodwill and intangible assets, the fair value of assets acquired and liabilities assumed in business combinations, valuation allowance for deferred taxes, reserves on prepaid expenses, and fair value of stock-based compensation.
Business Combinations
Business combinations are accounted for under the acquisition method which requires identifiable assets acquired and liabilities assumed in the business acquired be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. The amount by which the net fair value of assets acquired, and liabilities assumed exceeds the fair value of consideration transferred as the purchase price is recorded as a bargain purchase gain. Acquisition-related transaction costs are expensed as incurred. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill or bargain purchase gain. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s Statements of Operations.
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
See Note 17 for additional information regarding sales by platform within the Company’s single segment.
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

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$34,706,429	$56,973,896
Restricted cash	153,221	234,184

Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$34,859,650	$57,208,080

Amounts in restricted cash represent those that are required to be set aside by contractual agreement. On December 3, 2020, the Company entered into an agreement with DMV, which provided the Company $298,103 in funds for the purpose of supporting three
COVID-19
relief projects. During the three and six months ended June 30, 2021, we contributed $25,059 and $80,963, respectively, to these projects. The restriction will be released upon the completion of the projects.

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
Non-interest-bearing
amounts on deposit in excess of FDIC insurable limits as of June 30, 2021 and December 31, 2020 approximated $6,441,487 and $6,639,821, respectively.
Accounts Receivable, net
Accounts receivable, net consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, management determined no allowance for doubtful accounts was required as of June 30, 2021 and December 31, 2020.
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
first-out)
or net realizable value and consists primarily of raw materials and packaging and finished goods. The following table presents the components of inventory, net, as of:

	June 30,	December 31,
	2021	2020
Raw materials and packaging	$5,556,668	$4,109,706
Finished goods	5,243,915	2,186,192

Total gross inventory	10,800,603	6,295,898
Provision for inventory obsolescence	(18,266)	—

Total inventory, net of reserve	$10,782,337	$6,295,898

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the three and six months ended June 30, 2021, the Company recorded $25,952 and $128,556, respectively, in inventory obsolescence primarily related to the Company’s liquid creamer product line. For the three and six months ended June 30, 2020, the Company recorded $189,040 in inventory obsolescence related to the Company’s liquid creamer product line.
As of June 30, 2021 and December 31, 2020, the Company had a total of
$1,039,248 and $958,166,
respectively, of prepayments for future raw materials inventory, net of reserve for prepaid assets of $179,000, which is included in prepaid expenses and other current assets, net on the balance sheets.
Property and Equipment, net
Property and equipment are valued at cost, net of accumulated depreciation. Expenditures for maintenance and repairs that do not extend the useful life or increase the value of the assets are charged to expense in the period incurred. Additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for depreciation purposes for furniture and factory equipment range from 3 to 10 years. The useful life for leasehold improvements is the lesser of the lease term or the useful life. Construction in progress is not depreciated until such a time that the assets are completed and placed into service. Depreciation expense is allocated to general and administrative expenses and cost of goods sold upon the sale of inventory. For the three and six months ended June 30, 2021, depreciation expense was $170,928 and $302,261, respectively. For the three and six months ended June 30, 2020, depreciation expense was $114,383 and $229,284, respectively.
As of June 30, 2021 and December 31, 2020, the Company had a total of $407,412 and $0, respectively, of deposits for future equipment purchases, which is included in deposits on the balance sheets.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

Deferred Rent
Deferred rent includes tenant improvement costs that were incurred by the landlord, RII Lundgren Mill, LLC, in the build-out
of the Company’s leased space and were reimbursed by the Company. These amounts are treated as additional rents and are expensed straight-line over the life of the lease.
Revenue Recognition
The Company recognizes revenue in accordance with the five-step model as prescribed by ASC Topic 606
,
Revenue from Contracts with a Customer,
in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 17 for additional information regarding revenue recognition. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.
Cost of Goods Sold
Cost of goods sold includes material, labor, and overhead costs incurred in the storage and distribution of products sold in the period. Material costs include the cost of products purchased. Labor and overhead costs consist of indirect product costs, including wages and benefits for manufacturing, planning, and logistics personnel, depreciation, facility costs and freight.
Shipping and Handling
Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $1,591,952 and $2,830,948 for the three and six months ended June 30, 2021, respectively. Shipping and handling costs totaled $954,295 and $1,588,937 for the three and six months ended June 30, 2020, respectively. Income generated from shipping costs billed through to customers was included in Sales, net in the statements of operations. Shipping income totaled $40,750 and $66,410 for the three and six months ended June 30, 2021, respectively. Shipping income totaled $43,793 and $195,345 for the three and six months ended June 30, 2020, respectively.
Research and Product Development
Amounts spent on research and development activities are expensed as incurred as research and product development expense on the statements of operations. Research and product development expense was $374,852 and $615,539 for the three and six months ended June 30, 2021, respectively. Research and product development expense was $117,797 and $261,111 for the three and six months ended June 30, 2020, respectively.
Advertising
Advertising costs are expensed when incurred. Advertising expenses for the three and six months ended June 30, 2021 was
$1,699,865 and $3,381,209,
respectively. Advertising expenses for the three and six months ended June 30, 2020 was
$1,154,060 and $2,090,423, respectively.
Marketing
Marketing costs are expensed when incurred. Marketing expenses for the three and six months ended June 30, 2021 were $1,260,489 and $1,971,012, respectively. Marketing expenses for the three and six months ended June 30, 2020 were $261,662 and $570,884, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

Income Taxes
Income taxes provide for the tax effects of transactions reported in the financial statements and consist of income taxes currently due and deferred tax assets and liabilities. The Company may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes) and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, the Company recorded a full deferred tax valuation allowance of $11,238,942 and
$7,563,110 as of June 30
, 2021
and December 31
, 2020
, respectively.
Repurchased Stock
Management presents repurchased stock (at cost) as a reduction in stockholders’ equity to reflect the historical stock repurchase transactions more clearly. There were no stock repurchase transactions for the three and six months ended June 30, 2021. There were stock repurchases of $20,532 in the three and six months ended June 30, 2020.
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
Pre-vesting
forfeitures result in the reversal of all compensation cost as of the date of termination; post-vesting cancellation does not.
Earnings per Share
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock that were outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential common stock and preferred stock had been issued and is calculated under the treasury stock method. Due to the Company’s net loss, all stock options and convertible preferred stock are anti-dilutive and excluded.
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
Warrants
Issued and detachable stock warrants are classified as equity or liability instruments based on the specific terms of the underlying warrant agreement. In circumstances where debt or equity is issued with detachable warrants, the proceeds from issuance are allocated to each instrument based on an acceptable method, which generally involves determining the fair value of one or more of the instruments. In conjunction with the Company’s initial public offering, the warrant outstanding was cancelled. See additional information in Note 13.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

License Agreement – Indefinite Lived Intangible Asset
On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder
Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the balance sheets as of June 30, 2021 and December 31, 2020, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 16 for more information on the Company’s related party transaction with Mr. Hamilton.
On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness and biographical information commencing on July 1, 2015. This contribution, which is reported on the balance sheets as of June 30, 2021 and December 31, 2020, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 16 for more information on the Company’s related party transaction with Ms. Reece.
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

On May 26, 2020,
the Company executed a License and Preservation Agreement with Mr. Hamilton, and Ms. Reece (the “2020 License”), which superseded the predecessor license and preservation agreement with both individuals. Among other modifications, the agreement (i) modified certain approval rights of Mr. Hamilton and Ms. Reece for use of their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing in the Company’s products, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year
terms upon the expiration of the initial
one-hundred
year term. No additional consideration was exchanged in connection with the agreement. As indefinite-lived intangibles, the Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the licensing agreements were less than the carrying amounts. Upon considering these factors, the Company determined it was more likely than not that the fair values of the 2020 License were not less than the carrying amounts; therefore, the Company recognized no
impairment for the three and six months ended June 30, 2021 and 2020.
Definite Lived Intangible Assets, net
Definite lived intangible assets are valued at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for amortization purposes range between 3 and 10 years. Amortization expense is allocated to general and administrative expense. For the three and six months ended June 30, 2021, amortization expense was $98,533 and $103,803, respectively. For the three and six months ended June 30, 2020, amortization expense was $2,524 and $5,048, respectively.
Goodwill
Goodwill represents the excess of purchase price over the assigned fair values of the assets acquired and liabilities assumed in conjunction with a business combination. Goodwill is reviewed for impairment annually as of December 31, or whenever events occur or circumstances change that indicate goodwill may be impaired. In testing goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not
(more than 50%) that the fair value of goodwill is less than its carrying amount. When performing a qualitative assessment, the Company evaluates factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If the qualitative assessment indicates that it is more-likely-than-not
that the fair value of goodwill is less than its carrying amount, or if the Company chooses not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the fair value, not to exceed the total amount of goodwill.
Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years or older. The 401(k) plan was initiated on July 1, 2018. Employee contributions may be made on a before-tax
basis, limited by Internal Revenue Service regulations. For the three and six months ended June 30, 2021 and 2020, we did not match employee contributions.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

JOBS Act Accounting Election
The Company qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. An emerging growth company can elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. Currently, the Company has elected to file as an emerging growth company defined under the JOBS Act, and as such, these financial statements may not be comparable to the financial statements of companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted in the three and months ended June 30, 2021 and 2020, respectively.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Leases (Topic 842) (“ASU
2016-02”),
whereby a lessee will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use
asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. ASU
2016-02
is effective for the Company’s annual periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The adoption of the new standard is expected to result in the recognition of additional lease liabilities and right-of-use
assets as of January 1, 2022. The Company is evaluating the potential impact of this pronouncement.
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
Subsequent Events
Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are available to be issued. The Company has evaluated events and transactions subsequent to June 30, 2021 for potential recognition of disclosure in the financial statements.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

2. Business Combination
On May 3, 2021,
the Company entered into a definitive agreement to purchase all of the outstanding membership interest units in Picky Bars, LLC (“Picky Bars”), innovators in the healthy snack industry focused on nutritionally balanced, real-food products to fuel performance, for a debt-free purchase price of
$11,111,830 in cash, subject to customary working capital adjustments and 53,133 shares of Company common stock, subject to certain vesting conditions. The transaction closed simultaneously with execution of the agreement. Picky Bars results of operations were included in the Company’s results beginning May 2021. Acquisition costs of Picky Bars in the amounts of $179,390 and $278,140 are included in professional and legal fees the Company’s statement of operations for the three and six months ended June 30, 2021, respectively. The fair value of the shares of common stock issued as part of the consideration paid for Picky Bars was determined on the basis of the closing price of the Company’s common stock on the acquisition date.
The following table summarizes the consideration paid for Picky Bars and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Cash	$11,111,830
Equity instruments	1,834,857

Far value of total consideration transferred	$12,946,687

Recognized amounts of identifiable assets acquired and liabilities assumed
Cas h	$662,243
Accounts receivable	48,517
Prepaid expenses and other current assets	243,166
Inventory	726,006
Property, Plant, & Equipment	55,378
Intangible assets	4,930,000

Total assets acquired	6,665,310

Accounts payable	47,323
Accrued expenses	131,661
Payroll liabilities	9,189
Contract liabilities	16,450

Total liabilities assumed	204,623

Total identifiable net assets	6,460,687

Goodwill	$6,486,000

Goodwill arising as a result of the acquisition of Picky Bars is primarily the result of synergies in business strategy, target market, and values, from expected cost savings from consolidating operations, and from the anticipated growth that the Company’s supply chain and resources will bring to Picky Bars’ operations. Operations have continued with Picky Bars’ previous management and workforce at the Oregon facilities. The Company continues to operate as one segment. Our estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill, as appropriate, in the period in which such revised estimates are identified.

1
6

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

The following table summarizes the components of the intangible assets acquired and their estimated useful lives:

	Estimated Useful Life	Fair Value
Trade names	10 years	$2,530,000
Customer relationships	10 years	1,990,000
Recipes	10 years	330,000
Social media agreements	3 years	80,000

Total intangible assets acquired		$4,930,000

Picky Bar operations contributed net sales of $984,433 to the Company’s continuing operations for the three and six months ended June 30,
2021. Picky Bar operations contributed net loss of $64,978 to the Company’s continuing operations for the three and six months ended June 30,
2021.
The following unaudited pro forma summary presents the results of the Company as if the acquisition of Picky Bars had occurred on January 1 of the year prior to the acquisition (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales	$9,633,998	$6,673,166	$18,219,521	$12,975,718
Net Loss	(6,125,020)	(3,966,013)	(11,418,183)	(5,934,893)
This unaudited pro forma financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had occurred on January 1 of the year prior to the acquisition. Moreover, this information is not indicative of what the Company’s future operating results will be. The information prior to the acquisition is included based on prior accounting records maintained by Picky Bars. The pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Picky Bars to reflect the accrual of payroll related costs and depreciation. The unaudited pro forma financial information includes non-recurring
adjustments to remove transaction costs directly attributable to the acquisition.
3. Prepaid Expenses and Other Current Assets, Net
The following table presents the components of prepaid expenses and other current assets, net, as of:

	June 30,	December 31,
	2021	2020

Prepaid insurance	$432,784	$1,446,189
Prepaid inventory	1,218,248	958,166
Prepaid subscriptions and license fees	325,252	225,567
Prepaid, other	196,838	152,323
Prepaid consulting	—	13,963
Prepaid advertising	125,000	—
Other current assets	56,482	51,111

Total prepaid and other assets	2,354,604	2,847,319
Reserve for prepaid inventory	(179,000)	—

Prepaid and other assets, net	$2,175,604	$2,847,319

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

Reserve for prepaid assets
The Company made prepaid deposits for inventory in the amount of $296,873 with one specific supplier. Based on recent information from this supplier, the Company considers it doubtful that full delivery of prepaid inventory will occur. The Company is currently negotiating a resolution and considers it likely that a portion of the inventory will be delivered. The Company’s reasonable estimate of undelivered inventory is a range between

$
0
and $
179,000
,
with no amount within that range a better estimate than any other amount. Accordingly, the Company recorded a reserve for prepaid assets of
$
179,000
as of June 30, 2021.
4. Investment securities
Investment securities as of June 30, 2021 and December 31, 2020 consisted of the following:

		Gross unrealized	Gross unrealized	Estimated fair
	Amortized cost	gains	losses	value

June 30, 2021
Federal agency bonds – mortgage-backed	$8,692,124	$—	$(9,794)	$8,682,330

Total investment securities available-for-sale	$8,692,124	$—	$(9,794)	$8,682,330

December 31, 2020
Federal agency bonds – mortgage-backed	$8,692,637	$14,207	$—	$8,706,844

Total investment securities available-for-sale	$8,692,637	$14,207	$—	$8,706,844

The amortized cost and estimated fair value of investment securities as of June 30, 2021, by contractual maturity, are shown below:

	Available-for-sale
	Amortized cost	Estimated fair value
June 30, 2021
Due after one year through five years	$8,692,124	$8,682,330

Total investment securities available-for-sale	$8,692,124	$8,682,330

	Available-for-sale
	Amortized cost	Estimated fair value
December 31, 2020
Due after one year through five years	$8,692,637	$8,706,844

Total investment securities available-for-sale	$8,692,637	$8,706,844

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

Investment securities with an estimated fair value of $8,682,330 and $8,706,844 as of June 30, 2021 and December 31, 2020, respectively, were pledged to secure our revolving line of credit. See Note 6 for additional information.
The Company recorded no sales or maturities of available for sale securities during the three and six months ended June 30, 2021. The Company recorded $513,544 and $475,000 of sales and maturities of available for sale securities, respectively, during the three and six months ended June 30, 2020.

5.	Fair Value Measurements
Factors used in determining the fair value of our assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
The following tables summarize assets subject to fair value measurements:

Fair Value as of June 30, 2021	Level 1	Level 2	Level 3
Federal agency bonds—mortgage-backed	$—	$8,682,330	$—

Fair Value as of December 31, 2020	Level 1	Level 2	Level 3
Federal agency bonds—mortgage-backed	$—	$8,706,844	$—
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
6. Revolving Lines of Credit
On February 5, 2019, the Company entered into a revolving line of credit with First Interstate Bank (“FIB”) in a principal amount not exceeding $5,000,000. The line of credit is secured by the Company’s investment account held at FIB. The outstanding amounts under the line of credit have an interest rate calculated as LIBOR plus 2.0% per annum until paid in full. The loan agreement was renewed by the Company on March 1, 2021 and has a maturity date of February 5, 2023. The balance on the line of credit was $0 as of June 30, 2021 and December 31, 2020. Management was in compliance with all financial covenants as of June 30, 2021 and December 31, 2020.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements
On August 10, 2017, the Company entered into a revolving line of credit with East Asset Management, LLC (“East”) in a principal amount not exceeding the lesser of the borrowing base or $3,000,000. Upon the mutual agreement of the Company and East, the primary revolving line of credit may be expanded to $10,000,000, subject to an increase in the borrowing base. The borrowing base is comprised of (a) up to 90% of eligible accounts receivable aged 90 days or less from due date utilizing the average of a trailing three months of actual book value, plus (b) up to 90% of inventory and prepaid inventory book values utilizing the average of a trailing three months of actual book value. The outstanding amounts under the line of credit have a fixed interest rate of 15% per annum until paid in full and the line of credit has a maturity date of August 10, 2022. In the event of default, the interest rate would increase to 20% while such default exists. The line of credit is secured by a security interest in accounts receivable and inventory. The balance on the line of credit was $0 as of both June 30, 2021 and December 31, 2020. Management was in compliance with all financial covenants as of June 30, 2021 and December 31, 2020.
A secondary line of credit with East in an amount up to $200,000 is available to the Company, which is not subject to the requirements of the borrowing base. The secondary line of credit is secured by a security interest in the Company’s accounts receivable and inventory. The secondary line is available with the same draw and payback conditions as the primary line. The balance on the line of credit was $0 as of both June 30, 2021 and December 31,
2020.
East was also granted a right of first refusal on any future equity offerings by the Company to purchase up to 20% of equity in any such offerings at a 20% price per share discount, excluding (a) shares representing, in the aggregate, not more than five percent of the Company’s issued and outstanding capital stock on a fully-diluted basis, issued to employees, consultants or directors pursuant to incentive plans; (b) shares issued for consideration other than cash pursuant to a merger, consolidation, strategic alliance, acquisition or similar business combination; (c) shares issued in connection with any distribution, dividend, conversion or recapitalization; (d) shares issued pursuant to any bona fide arms’ length equipment loan or leasing agreement, real property leasing agreement, or debt financing from a financial institution; (e) shares issued in connection with strategic transactions involving the Company and other entities, such as joint ventures, manufacturing, marketing or distribution agreements (provided that in the case of clauses (d) and (e), such issuance represents ten percent or more of the Company’s issued and outstanding capital stock on a fully-diluted basis); and (f) shares issued pursuant to a registration statement filed under the Securities Act of 1933, as amended, in connection with an initial public offering.

7.	Long-term Debt
The following table presents the components of long-term debt:

	June 30,	December 31,
	2021	2020

Forgivable loan, City of Sisters	$51,000	$51,000

Long-term debt	$51,000	$51,000

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

8.	Property and Equipment, Net
Property and equipment, net is comprised of the following as of:

	June 30,	December 31,
	2021	2020

Factory equipment	$2,711,014	$2,668,839
Land	947,394	947,394
Furniture and office equipment	563,488	532,116
Leasehold improvements	509,450	259,504
Construction in progress	273,556	—

	5,004,902	4,407,854
Accumulated depreciation	(1,218,758)	(894,366)

Property and equipment, net	$3,786,144	$3,513,488

Depreciation expense
 was $
170,928
and $
302,261
for the
three
and
six
months ended June
30
,
2021
, respectively. Depreciation expense was $
114,383
and $
229,284
for the
three
and
six
months ended June
30
,
2020
, respectively
.

9.	Goodwill and Intangible Assets, Net
Goodwill
Goodwill represents the excess of purchase price over the assigned fair values of the assets acquired and liabilities assumed in connection with the acquisition of Picky Bars. The carrying amount of goodwill attributed to the acquisition of Picky Bars was

$6,486,000 and $0 as of June 30, 2021 and December 31, 2020, respectively.
Goodwill is reviewed for impairment annually at December 31. In testing goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more likely than not (more than 50%)
that the fair value of a reporting unit is less than its carrying amount. When performing a qualitative assessment, the Company evaluates factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company chooses not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions and their impact on the Company, as well as the current market capitalization forecasts. The Company determined that a triggering event has not occurred which would require an interim impairment test to be performed.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

Intangible Assets, Net
Intangible Assets, net is comprised of the following:

	June 30,	December 31,
	2021	2020

Trade names (10 years)	$2,530,000	$—
Customer relationships (10 years)	1,990,000	—
Recipes (10 years)	330,000	—
Social media agreements (3 years)	80,000	—
Software (3-15 years)	141,602	31,807
Amortizable intangible assets	5,071,602	31,807
Accumulated amortization	(130,618)	(26,815)

Amortizable intangible assets, net	4,940,984	4,992
Licensing agreements (indefinite)	132,100	132,100

Total Intangible assets, net	$5,073,084	$137,092

The weighted-average useful life of all the Company’s intangible assets is 9.7 years.
For the three and six months ended June 30, 2021, amortization expense was
$
98,533
and $
103,803
, respectively. For the three and six months ended June 30, 2020, amortization expense was
 $
10,870
and $
20,371
,
respectively.
Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to fifteen years
.
The estimated amortization expense for each of the next five years and thereafter is as follows:

2021	$275,671
2022	549,198
2023	547,882
2024	499,059
2025	485,118
Thereafter	2,584,057

$4,940,984

10.	Commitments and Contingencies
The Company currently
 leases its warehouse space under a commercial lease with RII Lundgren Mill, LLC, dated March 1, 2018. The lease commenced March 1, 2018 with monthly payments of $
6,475
, to escalate after 24 months by the lesser of
3
% or the Consumer Price Index (“CPI”) adjustment. The initial lease term is ten years, and the Company has the option to renew the lease for two additional five-year periods. The landlord has paid for many tenant improvements and the Company has committed to reimbursing the landlord, in additional rents, for specific improvements. On November 20, 2018, the Company completed the reimbursement of $
797,471
. The Company also issued the landlord
2,000
stock options on April 15, 2018 with a strike price of $
7.50
per share in conjunction with this lease agreement.
The Company executed a second lease for additional warehouse and office space under a commercial lease with RII Lundgren Mill, LLC, dated December 17, 2018. The lease commenced on July 1, 2019 with monthly payments of $
12,784
, to escalate after 24 months by the lesser of
3
% or the CPI adjustment. The initial lease term is ten years, and the Company has the option to renew the lease for two additional five-year periods. The landlord has paid for many tenant improvements and the Company has committed to reimbursing the landlord, in additional rents, for specific improvements. On December 20, 2018, the Company completed the initial reimbursement of $
1,202,529
. The Company made the final reimbursement in the amount of $
1,399,001
on December 31, 2019.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements
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
On of January 1, 2021, the Company entered into a lease agreement with PX2, LLC (“PX2”) for warehousing, distribution, and related industrial purposes. Under this agreement, the cost of rent which the Company will pay to PX2 is solely the reimbursement of utilities relating to the Company’s use (i.e., electric, janitorial, insurance, and other bills, which are estimated to be de minimis and not greater than $1,000 per month). This lease expires on
December 31, 2021
.
The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of June 30, 2021:

Payments Due by Period	Operating Leases (1)	Note Payable	Total
2021	$119,423	$51,000	$170,423
2022	243,236	—	243,236
2023	250,534	—	250,534
2024	258,049	—	258,049
2025	265,791	—	265,791
Thereafter	860,498	—	860,498

	$1,997,531	$51,000	$2,048,531

(1)	Operating lease obligations related to our manufacturing facility leases dated March 1, 2018 and December 17, 2018.
Rent expense is allocated to general and administrative expenses and cost of goods sold upon the sale of inventory. Rent expense was $279,865 and $530,955 for the three and six months ended June 30, 2021, respectively. Rent expense was $203,485 and $375,664 for the three and six months ended June 30, 2020, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

11.	Deferred Tax Assets and Liabilities
The Company had a tax net loss for the three and six months ended June 30, 2021 and 2020, and therefore expects no assessment of income taxes for such periods. Additionally, the net deferred tax assets are fully allowed for as of June 30, 2021 and December 31, 2020. Due to the full valuation allowance during 2020 and as of June 30, 2021 there was no provision for, or benefit from, income taxes reported for the three and six months ended June 30, 2021 and 2020. The Company’s deferred tax assets and liabilities consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2020	2020
Noncurrent deferred tax assets :
Net operating loss carryforwards	$11,084,791	$7,444,857
Property and equipment	582,680	671,562
Research and development credits	135,783	106,526
Accrued expenses	86,601	75,702
Charitable contributions	30,681	—
Inventory reserve	4,982	—

Total noncurrent deferred tax assets	11,925,518	8,298,647
Noncurrent deferred tax liabilities:
Deferred rent asset	$686,576	$735,537
Intangible assets	36,718	—

Total noncurrent deferred tax liabilities	723,294	735,537
Net noncurrent deferred tax assets	$11,202,224	$7,563,110
Valuation allowance	(11,238,942)	(7,563,110)

Total net noncurrent deferred tax liabilities	$(36,718)	$—

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not they will be realized; if not, a valuation allowance is required to be recorded. During the six months ended June 30, 2021, the Company recorded a deferred tax liability of $36,718 to account for the book vs. tax basis difference related to the goodwill intangible asset acquired in the Picky Bars acquisition, also known as a “naked credit.” The deferred tax liability must be excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the goodwill. As such, this deferred tax liability cannot be used to reduce the valuation allowance for U.S. federal income tax purposes.
Apart from the $36,718 deferred tax expense mentioned above, as of June 30, 2021, the Company did not provide a current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. Management has determined that it was not more likely than not that the deferred tax assets would be realized, thus a full valuation allowance was recorded. The Company may reduce the valuation allowance against deferred tax assets at such time when it becomes more likely than not that the deferred tax assets will be realized.
The change in the valuation allowance for deferred tax assets and liabilities for the three and six months ended June 30, 2021 was a net increase of $2,285,756 and $3,675,832, respectively. At June 30, 2021 and December 31, 2020, the Company had U.S. federal net operating losses (“NOLs”) totaling approximately $38,555,519 and $27,528,486, respectively. The Company had federal NOLs at June 30, 2021 totaling approximately $1,868,077 from 2017 and prior years that can be carried forward for 20 years, which begin to expire in 2036. At June 30, 2021 and December 31, 2020, the Company had federal NOLs totaling approximately $36,687,442 and $25,660,409, respectively from 2018 and future years that can be carried forward indefinitely.
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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

12. Stock Incentive Plan
The Company adopted an incentive plan (the “2020 Omnibus Incentive Plan”) on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock,
restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to Company employees, employees of the Company’s affiliates, non-employee
directors and certain consultants and advisors. The Company is authorized to award 1,355,715 shares under the 2020 Omnibus Incentive Plan. Previously, the Company had adopted its 2018 Equity Incentive Plan and 2016 Stock Incentive Plan (together with the 2020 Omnibus Incentive Plan, the “Stock Incentive Plans”), under which the Company had issued stock options and restricted stock units. Following the effective date of the 2020 Omnibus Incentive Plan, no additional awards may be made under the 2018 Equity Incentive Plan or 2016 Stock Incentive Plan. The Stock Incentive Plans were established to provide eligible individuals with an incentive to contribute to the Company’s success and to operate and manage the Company’s business in a manner that will provide for its long-term growth and profitability and that will benefit the Company’s shareholders and other stakeholders, including employees and customers. The Stock Incentive Plans are also intended to provide a means of recruiting, rewarding, and retaining key personnel.
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
The following tables summarize the Company’s stock option activity during the six months ended June 30, 2021 and 2020:

	June 30, 2021
			Weighted Average
		Weighted Average	Remaining
	Options	Exercise Price	Contractual Term	Aggregate
	Activity	(per share)	(years)	Intrinsic Value
Balance at January 1, 2021	887,640	$9.65	6.42	$33,433,274
Granted	54,883	42.27
Exercised/released	(50,602)	8.06
Cancelled/forfeited	(38,500)	9.27

Balance at June 30, 2021	853,421	$11.87	7.17	$15,365,736

Exercisable at June 30, 2021	579,449	$7.84	6.50	$12,763,447

	June 30, 2020
			Weighted Average
		Weighted Average	Remaining
	Options	Exercise Price	Contractual Term	Aggregate
	Activity	(per share)	(years)	Intrinsic Value
Balance at January 1, 2020	788,528	$8.42	7.17	$4,799,381
Granted	151,579	13.47
Exercised/released	(805)	7.50
Cancelled/forfeited	(16,498)	10.97

Balance at June 30, 2020	922,804	$9.20	7.07	$3,553,415

Exercisable at June 30, 2020	514,756	$6.86	5.72	$3,186,683

The stock-based compensation expense is recognized ratably over the requisite service period for all awards. As a result of applying the provisions of ASC 718, “Compensation- Stock Compensation” (“ASC 718”), the Company recognized stock compensation expense of $1,090,074 and $2,100,077 for the three and six months ended June 30, 2021, respectively. The Company recognized stock compensation expense of $212,834 and $471,320 for the three and six months ended June 30, 2020, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

In the three and six months ended June 30, 2021, there were $30,363 and $219,156, respectively, of payroll taxes withheld from stock-based compensation which were remitted directly to the tax authorities on the behalf of the recipients of the awards. There were no payroll taxes withheld from stock-based compensation for remittance directly to the tax authorities on the behalf of the recipients of the awards during the three and six months ended June 30, 2020.
As of June 30, 2021 and December 31
, 2020, there was $
2,222,830
and $
1,990,834
, respectively, of total unrecognized compensation cost related to non-vested
stock option share-based compensation arrangements with a remaining weighted-average vesting period of
2.35
years.

During the three and six months ended June 30, 2021, the Company granted 21,292
and
43,068
restricted stock units, respectively, to 146 employees
. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $376,885 and $
728,329 in the three and six months ended June 30, 2021, respectively. As of June 30, 2021 and December 31, 2020, there was $2,665,113 and $1,613,520, respectively, of total unrecognized compensation cost related to non-vested
restricted stock units with a remaining weighted-average vesting period of 2.30 years.
During the three and six months ended June 30, 2021, the Company granted 189,608 market-based stock units (“MSUs”) to eight employees based on the agreed upon amounts in the market-based restricted stock unit agreements. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $508,079 and $893,565 for the three and six months ended June 30, 2021, respectively. These MSUs vest upon the
30-day
 weighted average stock price reaching or exceeding established targets, after reaching certain time targets. As of June 30, 2021 and December 31, 2020, there was $3,376,435 and $0, respectively, of total unrecognized compensation cost related to non-vested
MSUs with a remaining weighted-average vesting period of 2.59 years. We estimate the grant-date fair value of the MSUs using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rate of return and dividend yield. Expected volatilities within the index are derived using historical volatilities of a selected peer group over a period equal to the length of the performance period. We base the risk-free rate of return on the yield of a zero-coupon
U.S. Treasury bond with a maturity equal to the performance period and assume a 0%
dividend rate. Compensation expense for these MSUs is recognized over the requisite service period regardless of whether the market conditions are satisfied.
On May 1, 2021, the Company enacted an enrollment period under its Employee Stock Purchase Plan (“ESPP”) which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of six months. On the exercise date, the participant may acquire shares at the lower of
 85% of the market value of a share of our common stock on the enrollment date or the exercise date. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using a component valuation model. We estimate that 2,969 shares of common stock will be issued in accordance with the plan to those enrollees in the May 1, 2021 enrollment period. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $15,144 for the three and six months ended June 30, 2021, respectively.
ASC 718 requires the use of the fair-value-based method for measuring the value of stock-based compensation. The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model, the MSUs on the grant date using a Monte Carlo simulation, and each restricted stock unit is estimated using the fair value of the Company’s stock on the date of grant. The estimated fair value of each grant of stock options awarded during the three and six months ended June 30, 2021 and 2020 was determined using the following assumptions:

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

•
Risk-free Interest Rate.
The risk-free interest rate is based on the interest rate payable on the United States Treasury yield curve in effect at the time of grant for a period that is commensurate with the assumed expected term.

•	Dividend Yield. The dividend yield is 0% because the Company has never paid, and for the foreseeable future does not expect to pay, dividends on its shares of common stock.

•	Expected Volatility . The expected volatility is based on the volatility of the historical stock prices of identified peer companies.

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
For the six months ended June 30, 2021 and 2020, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	For the Six Months Ended June 30,
	2021	2020
Weighted-average expected volatility	52.08%	69.88%
Weighted-average expected term (years)	6.23	6.23
Weighted-average expected risk-free interest rate	0.70%	0.74%
Dividend yield	0.00%	0.00%

Weighted-average fair value of options granted	$20.95	$8.42

13.	Preferred Stock
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
As of June 30, 2021 and December 31, 2020, the Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share, and there were no shares of preferred stock issued or outstanding.
Series
A-1
and
A-2
Preferred Stock
Effective November 19, 2018, the
 Company executed a capital transaction of $
25,000,000
with a private investor, with $
15,000,000
funded at the closing date and an additional $
10,000,000
to be funded one year following the execution. The additional tranche was determined to be embedded in the initial agreement and not subject to bifurcation accounting. The investing entity received Series
A-1
preferred stock, carrying certain standard protective provisions.
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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

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
In accordance with ASC 480, the Company recorded the Series
B-1
Preferred Stock issued with detachable warrant by allocating the proceeds to the instruments based on their relative fair values. Utilizing the Black-Scholes option pricing model, the Company calculated the fair value of the warrant on April 13, 2020 to be approximately $899,617. The fair value of the warrant was computed assuming a risk-free interest rate of 0.17%, no dividends, expected volatility of approximately 65%, which was calculated based on a combination of historical volatility and the history of comparable peer companies, and an expected warrant life of approximately 0.75 years. As a result, the relative fair value for the warrant of $825,366 was recorded as an increase to additional paid-in-capital
and a preferred stock discount.
The discount was initially amortized as a deemed discount over approximately 11.5 months, which is estimated based on the expected timing of a warrant exercisability trigger and the customary lock-up
agreement of six months once exercised. DMV purchased $2,000,020 of our common stock in a private placement immediately subsequent to the consummation of the IPO, which did not meet the participation minimum to exercise the warrant, rendering the warrant null.
14. Earnings per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(6,302,259)	$(3,006,390)	$(11,632,763)	$(5,001,620)

Less deemed dividend of beneficial conversion feature	—	(825,366)	—	(825,366)
Less deemed dividend on warrant discount	—	(179,427)	—	(179,427)

Net loss attributable to Laird Superfood, Inc. common stockholders	$(6,302,259)	$(4,011,183)	$(11,632,763)	$(6,006,413)

Weighted average shares outstanding- basic	8,967,797	4,325,265	8,931,736	4,303,305
Dilutive securities	—	—	—	—

Weighted average shares outstanding- diluted	8,967,797	4,325,265	8,931,736	4,303,305

Common stock options and restricted stock awards excluded due to anti-dilutive effect	950,611	2,209,061	950,611	1,880,653

Basic and diluted:
Net loss per share (basic)	$(0.70)	$(0.93)	$(1.30)	$(1.40)

Net loss per share (diluted)	$(0.70)	$(0.93)	$(1.30)	$(1.40)

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

15. Concentrations
The Company had 54% of trade accounts receivable from three customers as of June 30, 2021. The Company had 70% of trade accounts receivable from three customers as of December 31, 2020.
The Company had 45% of accounts payable due to one vendor as of June 30, 2021. The Company had 43% of accounts payable due to four vendors as of December 31, 2020.
The Company sold a substantial portion of products to two customers (22%) and three customers (34%) for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the amount due from these three customers included in accounts receivable was $464,127. The Company sold a substantial portion of products to two customers (23%) and one customer (22
%
) for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the amount due from these two customers included in accounts receivable was $538,204.
The Company purchased a substantial portion of products from one supplier (48%) and one supplier (49%) for the three and six months ended June 30, 2021, respectively. The Company purchased a substantial portion of products from four suppliers
 (68%) and two suppliers (50%) for the three and six months ended June 30, 2020, respectively.
In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Sri Lanka and Vietnam geographically accounted for approximately 56% of our total raw materials and packaging purchases for the three months ended June 30, 2021. Sri Lanka, Indonesia, and Vietnam geographically accounted for approximately 63% of our total raw materials and packaging purchases for the six months ended June 30, 2021. Indonesia, the Philippines, and Vietnam geographically accounted for approximately 60% of our total raw material and packaging purchases for the three months ended June 30, 2020. Indonesia, the Philippines, and Vietnam geographically accounted for approximately 65% of our total raw material and packaging purchases for the six months ended June 30, 2020.
16. Related Party
FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. The Company conducts business with suppliers and service providers who are also stockholders of the Company. From time to time, service providers are offered shares of common stock as compensation for their services. Shares provided as compensation are calculated based on the fair value of the service provided and the most recent equity offering price (or market price post-IPO) per share. Additional material related party transactions are noted below.
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
On January 1, 2021,
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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Financial Statements

Social Media Marketing Agreements
The Company entered into

a social media marketing agreement with Lauren Thomas and Stephanie Bruce to provide certain marketing services on an annual basis, for $
40,000
each per annum.
17. Revenue Recognition
The Company’s primary source of revenue is sales of coffee creamers, hydration and beverage enhancing supplements, harvest snacks and other food items, and coffee, tea and hot chocolate products. The Company recognizes revenue when control of the promised good or service is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various shipping terms applicable to the Company’s sales. Each delivery or shipment made to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collection of the sales price under normal credit terms. Additionally, the Company estimates the impact of certain common practices employed by us and other manufacturers of consumer products, such as scan-based trading, product rebate and other pricing allowances, product returns, trade promotions, sales broker commissions and slotting fees. These estimates are recorded at the end of each reporting period.
In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

		Three Months Ended June 30,
	2021		2020
	$	% of Total	$	% of Total
Coffee creamers	$5,078,739	55%	$4,005,430	71%
Hydration and beverage enhancing supplements	1,511,630	16%	981,471	17%
Coffee, tea, and hot chocolate products	1,661,130	18%	1,222,617	22%
Harvest snacks and other food items	1,344,802	15%	—	0%
Other	317,422	3%	173,607	3%

Gross sales	9,913,723	108%	6,383,125	114%
Shipping income	40,750	0%	43,793	1%
Returns and discounts	(758,687)	(8%)	(818,088)	(15%)

Sales, net	$9,195,786	100%	$5,608,830	100%

		Six Months Ended June 30,
	2021		2020
	$	% of Total	$	% of Total
Coffee creamers	$10,100,647	61%	$8,024,792	72%
Hydration and beverage enhancing supplements	2,576,206	15%	1,840,177	17%
Coffee, tea, and hot chocolate products	3,561,962	21%	1,963,189	18%
Harvest snacks and other food items	1,487,705	9%	—	0%
Other	533,838	3%	233,197	2%

Gross sales	18,260,358	110%	12,061,355	109%
Shipping income	66,410	0%	195,345	2%
Returns and discounts	(1,704,729)	(10%)	(1,164,645)	(10%)

Sales, net	$16,622,039	100%	$11,092,055	100%

The Company generates revenue through three channels: online, wholesale, and food service:

	Three Months Ended June 30,
	2021		2020
	$	% of Total	$	% of Total
Online	$5,799,104	63%	$3,684,526	66%
Wholesale	3,235,230	35%	1,823,188	33%
Food service	161,452	2%	101,116	2%

Sales, net	$9,195,786	100%	$5,608,830	100%

	Six Months Ended June 30,
	2021		2020
	$	% of Total	$	% of Total
Online	$10,161,510	61%	$6,335,267	59%
Wholesale	6,158,286	37%	4,551,000	41%
Food service	302,243	2%	205,788	1%

Sales, net	$16,622,039	100%	$11,092,055	100%

Contract assets (deferred costs of goods sold associated with deferred revenue), contract liabilities (deferred revenue, customer deposits, rewards programs), and refund liabilities (accrued returns) have been estimated and recorded as of June 30, 2021. Contract assets included in finished goods inventories were $5,283 and $0 as of June 30, 2021 and December 31, 2020, respectively. Contract liabilities and refund liabilities included in accrued expenses were $250,365 and $13,970 as of June 30, 2021, respectively. Contract liabilities and refund liabilities included in accrued expenses were $132,280 and $28,968 as of December 31, 2020, respectively. Receivables from contracts with customers are included in Accounts
r
eceivable, net on the Company’s balance sheets. As of June 30, 2021 and December 31, 2020, Accounts receivable, net included, $789,642 and $839,659, respectively, of receivables from contracts with customers
.
18. Impact of
COVID-19
Since January of 2020, the coronavirus
(COVID-19)
outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused significant disruptions in international and U.S. economies and markets. In 2020 and thereafter, demand for our shelf-stable powdered coffee creamers, hydration and beverage enhancing supplements, and coffee, tea and hot chocolate products has risen as consumers prepare more meals in their homes. As we work in a critical infrastructure industry as part of the nation’s food supply, we have implemented health and safety policies for all of our staff, including a transition to telework wherever reasonably possible; enacted strict sanitation protocols throughout our operations; and restricted access to visitors. Our top priority is the health and safety of our employees, and we are following published guidelines by the Centers for Disease Control and Prevention and other governmental health organizations in implementing procedures to protect our employees. The pandemic is an ever evolving and challenging situation and its impact on our business in the future is uncertain.

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
Overview
Laird Superfood is an emerging consumer products platform focused on manufacturing and marketing highly differentiated plant-based and functional foods. The core pillars of the Laird Superfood platform are currently Superfood Creamer coffee creamers, Hydrate hydration products and beverage enhancing supplements, harvest snacks and other food items, and roasted and instant coffees, teas and hot chocolate. Consumer preferences within the evolving food and beverage industry are shifting away from processed and sugar-laden food and beverage products, as well as those containing significant amounts of highly processed and artificial ingredients. Laird Superfood’s long-term goal is to build the first scale-level and widely recognized brand that authentically focuses on natural ingredients, nutritional density and functionality, allowing the Company to maximize penetration of a multi-billion-dollar opportunity in the grocery market.
We have experienced strong sales growth since inception. Net sales increased to $9.2 million for the three months ended June 30, 2021, from $5.6 million for the three months ended June 30, 2020, representing net sales growth of 64%. Likewise, net sales increased to $16.6 million for the six months ended June 30, 2021, from $11.1 million for the six months ended June 30, 2020, representing net sales growth of 50%. The growth in the three and six months ended June 30, 2021 was primarily driven by a significant expansion of our customer base in online channels and numerous new product offerings.
Our omnichannel distribution strategy has three key components: online, wholesale and food service. In aggregate, this omnichannel strategy provides us with a diverse set of customers and wholesale partners, along with an opportunity to develop a direct relationship with our customers at
lairdsuperfood.com
. We believe that, along with a trusted brand name, extensive proprietary distribution is a critical long-term and sustainable barrier to entry in the food industry.
Our online business is two pronged and consists of
lairdsuperfood.com
and
Amazon.com
. For the three months ended June 30, 2021 and 2020, the online business made up 63% and 66% of our net sales, respectively. For the six months ended June 30, 2021 and 2020, the online business made up 61% and 59% of our net sales, respectively.
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
of
lairdsuperfood.com
sales for three and six months ended June 30, 2021.
Our wholesale business addresses the $759 billion grocery industry, specifically the $174 billion Natural, Organic and Functional Foods and Beverages sub-segment,
which has been increasing its proportion of the grocery industry, as well as many non-grocery
retail channels. For the three months ended June 30, 2021 and 2020, wholesale revenue comprised 35% and 33% of our net sales, respectively. For the six months ended June 30, 2021 and 2020, wholesale revenue comprised 37% and 41% of our net sales, respectively. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, outdoor and drug stores. The diversity of our retail channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

Capital Contribution
On December 3, 2020, the Company entered into an agreement with DMV for an additional capital contribution as a participant in the DMV
COVID-19
Relief Fund. The agreement provided the Company with cash consideration of $298,103 for the purpose of supporting three relief projects: (1) continual sanitation rotation, (2) spend on increased labor, material and maintenance costs in the face of adversity, and (3) new/existing hospitals relief initiative. The Company has included the balance in cash and cash equivalents on the Balance Sheet as of June 30, 2021. See Note 1 for more information.
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
Picky Bars Acquisition
On May 3, 2021, the Company acquired Picky Bars, LLC (“Picky Bars”), an innovator in the healthy snack industry focused on nutritionally balanced, real-food products, for a cash-free, debtfree purchase price of $11.1 million, subject to customary working capital adjustments, and 53,133 shares of Company common stock, subject to certain vesting conditions.
Key Factors Affecting our Performance
We believe that our future performance will depend on many factors, including the following:
Ability to Grow Our Customer Base in both Online and Traditional Wholesale Distribution Channels
We are currently growing our customer base through both paid and organic online channels, as well as by expanding our presence in a variety of physical retail distribution channels. Online customer acquisitions typically occur at our direct website
lairdsuperfood.com
and
Amazon.com
. Our online customer acquisition program includes paid and unpaid social media, search, display and traditional media. Our products are also sold through a growing number of physical retail channels. Wholesale customers include grocery chains, natural food outlets, club stores, and drug stores, and food service customers include coffee shops, gyms, restaurants, hospitality venues and corporate dining services, among others. Customer acquisition in physical retail channels depends on, among other things, paid promotions through retailers, display and traditional media.
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
Ability to Drive Repeat Usage of Our Products
We accrue substantial economic value from repeat users of our products who consistently re-order
our products. The pace of our growth will be affected by the repeat usage dynamics of existing and newly acquired customers.
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
with Demand
Our ability to grow and meet future demand will be affected by our ability to properly plan for and source inventory from a variety of suppliers located inside and outside the United States. We may encounter difficulties in sourcing products. As an example, one of our suppliers entered voluntary receivership in June 2021, and we may be unable to find a suitable replacement supplier on substantially similar terms or at all.
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
Results of Operations
Comparison of the three months ended June 30, 2021 (“Q2 2021”) and June 30, 2020 (“Q2 2020”)
The following table summarizes our results of operations for the periods indicated:

	For the Three Months Ended
	June 30,		Change
	2021	2020	$	%
Sales, net	$9,195,786	$5,608,830	$3,586,956	64%
Cost of goods sold	(6,998,695)	(4,285,128)	(2,713,567)	63%

Gross profit	2,197,091	1,323,702	873,389	66%

Gross Margin	23.9%	23.6%
General and administrative	4,162,911	1,832,442	2,330,469	127%
Research and product development	374,852	117,797	257,055	218%
Sales and marketing	3,936,492	2,395,701	1,540,791	64%

Total expenses	8,474,255	4,345,940	4,128,315	95%

Operating loss	(6,277,164)	(3,022,238)	(3,254,926)	108%
Other income (expense)	11,623	15,848	(4,225)	(27%)

Loss before income taxes	(6,265,541)	(3,006,390)	(3,259,151)	108%
Income tax expense	(36,718)	—	(36,718)	0%

Net loss	$ (6,302,259)	$(3,006,390)	$(3,295,869)	110%

Sales, Net

	For the Three Months Ended
	June 30,		Change
	2021	2020	$	%
Sales, net	$9,195,786	$5,608,830	$3,586,956	64%
Net sales increased by $3.6 million to $9.2 million in Q2 2021, compared to $5.6 million in Q2 2020. This increase was due primarily to the acquisition of Picky Bars, and growth in our direct online sales channel. Products introduced after Q2 2020 including OatMac Superfood Creamers, Chai Instafuel, Activate Daily Greens, Renew Rest & Recover, Functional Coffees, Pili Nuts, Renew Protein, and Turmeric Liquid Creamer, accounted for $1.3 million of gross sales in Q2 2021.
Cost of Goods Sold

	For the Three Months Ended
	June 30,		Change
	2021	2020	$	%
Cost of goods sold	$ (6,998,695)	$(4,285,128)	$(2,713,567)	63%
Cost of goods sold increased by $2.7 million in Q2 2021 to $7.0 million from $4.3 million in Q2 2020, primarily due to sales growth in the 2021 period, elevated outbound shipping costs, increased personnel costs, and increased co-packing
costs primarily associated with our liquid creamer product line.
Gross Profit

	For the Three Months Ended
	June 30,		Change
	2021	2020	$	%
Gross profit	$2,197,091	$1,323,702	$873,389	66%
Gross profit increased by $0.9 million in Q2 2021 to $2.2 million from $1.3 million in Q2 2020, primarily due to sales growth in the 2021 period. Gross margins increased slightly to 23.9% in Q2 2021 from 23.6% in Q2 2020, primarily due to optimization of direct to consumer shipping costs and improvements in liquid creamer distribution and disposals.
Operating Expenses

	For the Three Months Ended
	June 30,		Change
	2021	2020	$	%
Operating expenses
General and administrative	$4,162,911	$1,832,442	$2,330,469	127%
Research and product development	374,852	117,797	257,055	218%
Sales and marketing	3,936,492	2,395,701	1,540,791	64%

Total operating expenses	8,474,255	4,345,940	$4,128,315	95%
General and administrative expense increased by $2.3 million in Q2 2021 to $4.1 million from $1.8 million in Q2 2020, primarily due to stock-based compensation, personnel costs, reserve against prepaid assets, insurance expense, and professional fees.
Research and product development expense increased by $0.3 million to $0.4 million in Q2 2021 from $0.1 million in Q2 2020, primarily due to costs to bring new products to market.
Sales and marketing expense increased by $1.5 million in Q2 2021 to $3.9 million from $2.4 million in Q2 2020, primarily due to advertising expense and marketing fees.

Other Income (Expense)

	For the Three Months Ended
	June 30,		Change
	2021	2020	$	%
Other income (expense)	$11,623	$15,848	$(4,225)	(27%)
Other income (expense) is composed of interest income and dividend income related to investment securities available-for-sale
as well as other
non-operating
costs. Other income (expense) decreased $4 thousand in Q2 2021 to $12 thousand of income from $16 thousand of income in Q2 2020, primarily due to realized gains on the sale of available for sale securities in Q2 2020.
Comparison of the six months ended June 30, 2021 (“YTD 2021”) and June 30, 2020 (“YTD 2020”)
The following table summarizes our results of operations for the periods indicated:

	For the Six Months Ended
	June 30,		Change
	2021	2020	$	%
Sales, net	$16,622,039	$11,092,055	$5,529,984	50%
Cost of goods sold	(12,558,194)	(7,650,736)	(4,907,458)	64%

Gross profit	4,063,845	3,441,319	622,526	18%

Gross Margin	24.4%	31.0%
General and administrative	7,803,980	3,432,012	4,371,968	127%
Research and product development	615,539	261,111	354,428	136%
Sales and marketing	7,263,571	4,788,518	2,475,053	52%

Total expenses	15,683,090	8,481,641	7,201,449	85%

Operating loss	(11,619,245)	(5,040,322)	(6,578,923)	131%
Other income (expense)	23,200	38,702	(15,502)	(40%)

Loss before income taxes	(11,596,045)	(5,001,620)	(6,594,425)	132%
Income tax expense	(36,718)	—	(36,718)	0%

Net loss	$ (11,632,763)	$(5,001,620)	$(6,631,143)	133%

Sales, Net

	For the Six Months Ended
	June 30,		Change
	2021	2020	$	%
Sales, net	$16,622,039	$11,092,055	$5,529,984	50%
Net sales increased by $5.5 million to $16.6 million in YTD 2021, compared to $11.1 million in YTD 2020. This increase was due to growth in our online and wholesale channels, primarily caused by an increase in sales volume as well as the acquisition of Picky Bars. Products introduced after YTD 2020, including OatMac Superfood Creamers, Chai Instafuel, Activate Daily Greens, Renew Rest & Recover, Functional Coffees, Pili Nuts, Renew Protein, and Turmeric Liquid Creamer, accounted for $2.1 million of gross sales in YTD 2021.
Cost of Goods Sold

	For the Six Months Ended
	June 30,		Change
	2021	2020	$	%
Cost of goods sold	$ (12,558,194)	$(7,650,736)	$(4,907,458)	64%
Cost of goods sold increased by $4.9 million in YTD 2021 to $12.6 million from $7.7 million in YTD 2020, primarily due to sales growth in the 2021 period, elevated outbound shipping costs, increased personnel costs, and increased co-packing
costs primarily associated with our liquid creamer product line.

Gross Profit

	For the Six Months Ended June 30,		Change
	2021	2020	$	%
Gross profit	$4,063,845	$3,441,319	$622,526	18%
Gross profit increased by $622 thousand in YTD 2021 to $4.1 million from $3.4 million in YTD 2020. Gross margins decreased to 24.4% in YTD 2021 from 31.0% in YTD 2020 primarily due to elevated outbound shipping costs combined with the launch of a free shipping initiative for direct online purchases made on
lairdsuperfood.com
, increased personnel costs, disposal costs related to the initial production and distribution of our liquid creamer product line and increased co-packing
costs primarily associated with our liquid creamer product line.
Operating Expenses

	For the Six Months Ended June 30,		Change
	2021	2020	$	%
Operating expenses
General and administrative	$7,803,980	$3,432,012	$4,371,968	127%
Research and product development	615,539	261,111	354,428	136%
Sales and marketing	7,263,571	4,788,518	2,475,053	52%

Total operating expenses	15,683,090	8,481,641	$7,201,449	85%

General and administrative expense increased by $4.4 million in YTD 2021 to $7.8 million from $3.4 million in YTD 2020, primarily due to stock-based compensation, personnel costs, reserve against prepaid assets, insurance expense, and professional fees.
Research and product development expense increased by $0.4 million to $0.6 million in YTD 2021 from $0.3 million in YTD 2020, primarily due to costs to bring new products to market.
Sales and marketing expense increased by $2.5 million in YTD 2021 to $7.3 million from $4.8 million in YTD 2020, primarily due to advertising expense and marketing fees.
Other Income (Expense)

	For the Six Months Ended June 30,		Change
	2021	2020	$	%
Other income (expense)	$23,200	$38,702	$(15,502)	(40%)
Other income is composed of interest income and dividend income related to investment securities available-for-sale
as well as other
non-operating
costs. Other income decreased $16 thousand in YTD 2021 to $23 thousand of income from $39 thousand of income in YTD 2020, primarily the result of decreased realized gains on the sale of available for sale securities in YTD 2021 relative to YTD 2020.

Liquidity and Capital Resources
As of June 30, 2021, we had incurred accumulated net losses of $43.6 million, including operating losses of $6.3 million and $3.0 million for Q2 2021 and Q2 2020, respectively, and $11.6 million and $5.0 million for YTD 2021 and YTD 2020, respectively. We expect to incur additional operating losses as we continue efforts to grow our business, and we expect to incur additional expenses associated with being a public company. We have historically financed our operations and capital expenditures through private placements of our preferred stock and common stock, our Initial Public Offering, as well as lines of credit and term loans.
Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.
As of June 30, 2021, we had $43.5 million of
cash-on-hand
and investments and $14.8 million of available borrowings under our lines of credit. As of December 31, 2020, we had $65.9 million of cash-on-hand
and investments and $11.1 million of available borrowings under our lines of credit. As of June 30, 2021, and December 31, 2020, we had $51 thousand outstanding under our forgivable loans with the City of Sisters, Oregon and no amounts were outstanding under our lines of credit.
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
Cash Flows
Comparison of the six months ended June 30, 2021 and June 30, 2020:
The following table shows a summary of our cash flows for the periods presented:

	For the Six Months Ended June 30,		Change
	2021	2020	$	%
Cash flows from operating activities	$(10,953,242)	$(4,647,005)	$(6,306,237)	136%
Cash flows from investing activities	(11,488,658)	356,624	(11,845,282)	(3322%)
Cash flows from financing activities	93,470	11,835,448	(11,741,978)	(99%)

Total operating expenses	(22,348,430)	7,545,067	$(29,893,497)	(396%)

Cash Flows from Operating Activities
Cash used in operating activities was $11.0 million for YTD 2021 as compared to $4.6 million for YTD 2020, both of which are primarily the result of the operating losses for the periods.
Cash Flows from Investing Activities
Cash used in investing activities was $11.5 million for YTD 2021 as compared to cash provided of $0.4 million for YTD 2020. The increase is primarily due to the acquisition of Picky Bars in YTD 2021.
Cash Flows from Financing Activities
Cash provided by financing activities was $0.1 million for YTD 2021 compared to cash provided of $11.8 million for YTD 2020. Cash provided for YTD 2021 primarily related to stock option exercises, partially offset by payroll tax payments withheld from stock-based compensation and common stock issuance costs, while cash provided for YTD 2020 primarily related to a private round of equity funding.

Contractual Obligations and Commitments
The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of June 30, 2021:

Payments Due by Period	Operating Leases (1)	Note Payable	Total
2021	$119,423	$51,000	$170,423
2022	243,236	—	243,236
2023	250,534	—	250,534
2024	258,049	—	258,049
2025	265,791	—	265,791
Thereafter	860,498	—	860,498

	$1,997,531	$51,000	$2,048,531

(1)	Operating lease obligations related to our manufacturing facility leases dated March 1, 2018 and December 17, 2018.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our unaudited interim financial statements included elsewhere in this Quarterly Report on Form
10-Q,
we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.
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

Income Taxes
Income taxes provide for the tax effects of transactions reported in the financial statements and consist of income taxes currently due and deferred tax assets and liabilities. We may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes) and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, we recorded a full deferred tax valuation allowance as of June 30, 2021 and December 31, 2020.
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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
As a smaller reporting company, we are not required to provide this information in our Quarterly Reports.

Item 4.	Controls and Procedures.
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
Evaluation of Disclosure Controls and Procedures
We acquired Picky Bars on May 3, 2021. We have extended oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form
10-Q,
the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended of June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings.
We are not subject to any material legal proceedings.

Item 1A.	Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our 2020 Form
10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 6. Exhibits.
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	9/25/2020

3.2	Amended and Restated Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	9/25/2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Laird Superfood, Inc .
(Registrant)

Date: August 11, 2021	/s/ Paul W. Hodge, Jr.
Paul W. Hodge, Jr.
President and Chief Executive Officer

Date: August 11, 2021	/s/ Valerie Ells
Valerie Ells
Chief Financial Officer