Form 10-Q
period 2021-09-30
Laird Superfood, Inc.
filed 2021-11-10
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021 the registrant had 9,054,176 shares of common stock, $0.001 par value per share, outstanding.

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
•
regulatory risks;
•
risks associated with the COVID-19 pandemic, including those related to any variant strains of the virus that may emerge;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LAIRD SUPERFOOD, INC.

BALANCE SHEET

(Unaudited)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$31,057,538	$57,208,080
Accounts receivable, net	956,870	839,659
Investment securities available-for-sale	8,688,251	8,706,844
Inventory	10,335,990	6,295,898
Prepaid expenses and other current assets, net	1,767,744	2,847,319
Deposits	563,580	97,674
Total current assets	53,369,973	75,995,474
Noncurrent assets
Property and equipment, net	4,139,199	3,513,488
Intangible assets, net	4,965,060	137,092
Goodwill	6,486,000	—
Deferred rent	2,428,859	2,696,646
Total noncurrent assets	18,019,118	6,347,226
Total assets	$71,389,091	$82,342,700
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,548,009	$1,315,964
Payroll liabilities	813,798	722,915
Accrued expenses	1,185,900	704,543
Total current liabilities	3,547,707	2,743,422
Long-term liabilities
Deferred tax liability, net	86,495	—
Note payable	51,000	51,000
Total long-term liabilities	137,495	51,000
Total liabilities	3,685,202	2,794,422
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 9,402,959 and 9,037,499 issued and outstanding at September 30, 2021, respectively; 9,247,758 and 8,892,886 issued and outstanding at December 31, 2020, respectively	$9,037	$8,893
Additional paid-in capital	116,614,323	111,452,346
Accumulated other comprehensive income (loss)	(7,842)	14,207
Accumulated deficit	(48,911,629)	(31,927,168)
Total stockholders’ equity	67,703,889	79,548,278
Total liabilities and stockholders’ equity	$71,389,091	$82,342,700

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Sales, net	$10,865,914	$7,490,642	$27,443,394	$18,498,497
Cost of goods sold	(7,667,075)	(5,734,144)	(20,225,269)	(13,384,880)
Gross profit	3,198,839	1,756,498	7,218,125	5,113,617
General and administrative
Salaries, wages and benefits	1,252,664	1,031,425	3,478,362	2,652,500
Stock-based compensation	911,467	290,148	2,766,071	589,600
Professional fees	551,368	274,244	1,504,438	647,422
Insurance expense	537,174	89,136	1,560,395	146,197
Office expense	235,109	142,269	628,388	364,518
Occupancy	68,251	57,378	187,729	167,151
Merchant service fees	171,050	103,306	429,307	248,355
Netsuite subscription expense	64,886	33,173	194,024	90,491
Impairment on property, plant, and equipment	8,317	—	8,317	239,734
Other expense	453,838	197,740	1,303,398	504,864
Total general and administrative expenses	4,254,124	2,218,819	12,060,429	5,650,832
Research and product development
Salaries, wages and benefits	118,105	54,454	304,653	202,287
Stock-based compensation	7,864	2,310	16,816	6,694
Product development expense	107,418	43,589	520,210	141,506
Other expense	9,217	2,526	16,464	13,503
Total research and product development expenses	242,604	102,879	858,143	363,990
Sales and marketing
Salaries, wages and benefits	589,941	613,961	1,854,020	2,057,517
Stock-based compensation	65,441	520,022	162,536	630,456
Advertising	1,954,377	1,140,369	5,313,881	3,146,592
General marketing	1,131,023	312,402	3,079,181	883,286
Amazon selling fee	196,053	179,425	609,171	575,313
Travel expense	11,828	4,908	32,188	78,872
Other expense	66,090	45,543	182,788	148,911
Total sales and marketing expenses	4,014,753	2,816,630	11,233,765	7,520,947
Total expenses	8,511,481	5,138,328	24,152,337	13,535,769
Operating loss	(5,312,642)	(3,381,830)	(16,934,212)	(8,422,152)
Other income
Interest and dividend income	10,721	20,496	36,246	51,521
Gain on sale of available-for-sale securities	—	6,250	—	13,927
Total other income	10,721	26,746	36,246	65,448
Loss before income taxes	(5,301,921)	(3,355,084)	(16,897,966)	(8,356,704)
Income tax expense	(49,777)	—	(86,495)	—
Net loss	$(5,351,698)	$(3,355,084)	$(16,984,461)	$(8,356,704)
Less deemed dividend of beneficial conversion feature	—	—	—	(825,366)
Less deemed dividend on warrant discount	—	(645,939)	—	(825,366)
Net loss attributable to Laird Superfood, Inc. common stockholders	$(5,351,698)	$(4,001,023)	$(16,984,461)	$(10,007,436)
Net loss per share attributable to Laird Superfood, Inc. common stockholders:
Basic	$(0.59)	$(0.86)	$(1.90)	$(2.26)
Diluted	$(0.59)	$(0.86)	$(1.90)	$(2.26)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,001,912	4,672,041	8,954,875	4,427,114

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(5,351,698)	$(4,001,023)	$(16,984,461)	$(10,007,436)
Other comprehensive income (loss), net of tax Change in unrealized gains (losses) on investment securities available-for-sale, net of tax(1)	1,952	(16,421)	(22,049)	924
Total other comprehensive income (loss)	1,952	(16,421)	(22,049)	924
Comprehensive loss	$(5,349,746)	$(4,017,444)	$(17,006,510)	$(10,006,512)

(1)
The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. See note 11 for the estimated tax benefit deferred.

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2021	—	$—	8,892,886	$8,893	$111,452,346	$14,207	$(31,927,168)	$79,548,278
Stock-based compensation	—	—	—	—	1,010,003	—	—	1,010,003
Less: Withholding tax payments for share-based compensation	—	—	—	—	(188,793)	—	—	(188,793)
Stock option exercises	—	—	28,148	28	151,618	—	—	151,646
Common stock issuance costs	—	—	—	—	(82,043)	—	—	(82,043)
Other comprehensive income, net of tax	—	—	—	—	—	(20,290)	—	(20,290)
Net loss	—	—	—	—	—	—	(5,330,504)	(5,330,504)
Balances, March 31, 2021	—	$-	8,921,034	$8,921	$112,343,131	$(6,083)	$(37,257,672)	$75,088,297
Stock-based compensation	—	—	—	—	1,090,074	—	—	1,090,074
Less: Withholding tax payments for share-based compensation	—	—	(956)	(1)	(30,362)	—	—	(30,363)
Restricted stock units issued	—	—	3,000	3	—	—	—	3
Stock option exercises	—	—	23,169	23	242,997	—	—	243,020
Common stock issued for business acquisition costs	—	—	53,134	53	1,834,804	—	—	1,834,857
Other comprehensive income, net of tax	—	—	—	—	—	(3,711)	—	(3,711)
Net loss	—	—	—	—	—	—	(6,302,259)	(6,302,259)
Balances, June 30, 2021	—	$-	8,999,381	$8,999	$115,480,644	$(9,794)	$(43,559,931)	$71,919,918
Stock-based compensation	—	—	—	—	1,042,440	—	—	1,042,440
Less: Withholding tax payments for share-based compensation	—	—	(962)	(1)	—	—	—	(1)
Restricted stock units issued	—	—	28,513	28	—	—	—	28
Stock option exercises	—	—	10,517	11	91,239	—	—	91,250
Other comprehensive income, net of tax	—	—	—	—	—	1,952	—	1,952
Net loss	—	—	—	—	—	—	(5,351,698)	(5,351,698)
Balances, September 30, 2021	—	$-	9,037,449	$9,037	$116,614,323	$(7,842)	$(48,911,629)	$67,703,889

	Convertible Preferred Stock		Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2020	314,593	$6,722,951	4,188,558	$4,188	$27,184,250	$(226)	$(19,076,867)	$8,111,345
Stock-based compensation	—	—	—	—	258,486	—	—	258,486
Stock option exercises	—	—	804	—	6,030	—	—	6,030
Less: repurchased common stock	—	—	(1,416)	(1)	(20,531)	—	—	(20,532)
Common stock issuances	—	—	137,770	138	1,997,527	—	—	1,997,665
Other comprehensive income, net of tax	—	—	—	—	—	31,090	—	31,090
Net loss	—	—	—	—	—	—	(1,995,230)	(1,995,230)
Balances, March 31, 2020	314,593	$6,722,951	4,325,716	$4,325	$29,425,762	$30,864	$(21,072,097)	$8,388,854
Stock-based compensation	—	—	—	—	212,834	—	—	212,834
Restricted stock awards	—	—	4,784	5	62,426	—	—	62,431
Preferred stock issuances	383,142	10,000,006	—	—		—	—	—
Beneficial conversion feature on Preferred Series B-1	—	(825,366)	—	—	825,366	—	—	825,366
Deemed dividend of beneficial conversion feature	—	825,366	—	—	(825,366)	—	—	(825,366)
Allocation of preferred series B-1 proceeds to warrant	—	(825,366)	—	—	825,366	—	—	825,366
Deemed dividend on warrant discount	—	179,427	—	—	(179,427)	—	—	(179,427)
Preferred stock issuance costs	—	(147,721)	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	(13,745)	—	(13,745)
Net loss	—	—	—	—	—	—	(3,006,390)	(3,006,390)
Balances, June 30, 2020	697,735	$15,929,297	4,330,500	$4,330	$30,346,961	$17,119	$(24,078,487)	$6,289,923
Stock-based compensation	—	—	—	—	849,113	—	—	849,113
Stock option exercises	—	—	10,510	11	113,797	—	—	113,808
Preferred stock conversion	(697,735)	(16,575,236)	1,395,470	1,396	16,573,840	—	—	16,575,236
Common stock issuances	—	—	3,138,410	3,138	64,103,674	—	—	64,106,812
Common stock issuance costs	—	—	—	—	(1,131,291)	—	—	(1,131,291)
Deemed dividend on warrant discount	—	645,939	—	—	(645,939)	—	—	(645,939)
Other comprehensive income, net of tax	—	—	—	—	—	(16,421)	—	(16,421)
Net loss	—	—	—	—	—	—	(3,355,084)	(3,355,084)
Balances, September 30, 2020	—	$—	8,874,890	$8,875	$110,210,155	$698	$(27,433,571)	$82,786,157

The accompanying notes are an integral part of these financial statements.

LAIRD SUPERFOOD, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(16,984,461)	$(8,356,704)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	454,400	344,162
Amortization	243,578	7,599
Loss on disposal of equipment	5,600	—
Stock-based compensation	3,142,517	1,320,433
Reserve for prepaid assets	179,000	—
Restricted stock awards	—	62,431
Impairment on property, plant, and equipment	8,317	239,734
Gain on sale of investment securities available-for-sale	—	13,927
Changes in operating assets and liabilities:
Accounts receivable	(72,150)	(397,669)
Inventory	(3,314,086)	(1,441,766)
Prepaid expenses and other current assets	1,137,741	(1,582,315)
Deferred rent	267,787	270,731
Deposits	2,601	33,009
Accounts payable	184,722	1,613,754
Payroll liabilities	81,694	207,675
Accrued expenses	333,246	567,103
Deferred taxes	86,495	—
Net cash from operating activities	(14,242,999)	(7,097,896)
Cash flows from investing activities
Purchase of property, plant, and equipment	(1,039,350)	(874,764)
Proceeds from sale of property, equipment, and software	700	—
Deposits on equipment to be acquired	(462,507)	—
Purchase of software	(141,546)	—
Acquisition of a business, net of cash acquired (note 2)	(10,449,587)	—
Sale of investment securities available-for-sale	—	516,459
Proceeds from maturities of investment securities available-for-sale	—	4,475,000
Net cash from investing activities	(12,092,290)	4,116,695
Cash flows from financing activities
Issuance of common stock	—	66,104,477
Issuance of preferred stock	—	10,000,006
Common stock issuance costs	(82,043)	(1,131,291)
Preferred stock issuance costs	—	(147,721)
Withholding tax payments for share based compensation	(219,157)	—
Restricted stock units issued	31	—
Repurchased common stock	—	(20,532)
Stock options exercised	485,916	119,838
Net cash from financing activities	184,747	74,924,777
Net change in cash and cash equivalents	(26,150,542)	71,943,576
Cash and cash equivalents beginning of period	57,208,080	1,004,109
Cash and cash equivalents end of period	$31,057,538	$72,947,685
Supplemental disclosures of non-cash information
Unrealized gain (loss) on available-for-sale securities	$(22,049)	$924

Purchases of equipment included in deposits at the beginning of the period	$—	$14,699

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

Basis of Accounting

The financial statements include the accounts of the Company. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the three and nine months ended September 30, 2021 and 2020. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The balance sheet as of December 31, 2020 was derived from audited annual financial statements. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2021. The accompanying unaudited interim financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the fiscal year ended December 31, 2020.

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

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$30,934,843	$56,973,896
Restricted cash	122,695	234,184
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$31,057,538	$57,208,080

Amounts in restricted cash represent those that are required to be set aside by contractual agreement. On December 3, 2020, the Company entered into an agreement with DMV, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. During the three and nine months ended September 30, 2021, we contributed $30,526 and $111,489, respectively, to these projects. The restriction will be released upon the completion of the projects.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents. At times, cash and cash equivalents balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company’s investment account (recognized as cash and cash equivalents) is with what the Company believes to be a high-quality issuer. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits as of September 30, 2021 and December 31, 2020 approximated $6,254,524 and $6,639,821, respectively.

Accounts Receivable, net

Accounts receivable, net consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, management determined no allowance for doubtful accounts was required as of September 30, 2021 and December 31, 2020.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of raw materials and packaging and finished goods. The following table presents the components of inventory, net, as of:

	September 30,	December 31,
	2021	2020
Raw materials and packaging	$5,463,224	$4,109,706
Finished goods	4,872,766	2,186,192
Total inventory, net	$10,335,990	$6,295,898

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the three and nine months ended September 30, 2021, the Company recorded $39,880 and $168,436, respectively, in inventory obsolescence primarily related to the Company’s liquid creamer product line. For the three and nine months ended September 30, 2020, the Company recorded $102,158 and $291,198, respectively, in inventory obsolescence related to the Company’s liquid creamer product line.

As of September 30, 2021 and December 31, 2020, the Company had a total of $695,272 and $958,166, respectively, of prepayments for future raw materials inventory, net of reserve for prepaid assets of $179,000, which is included in prepaid expenses and other current assets, net on the balance sheets.

Property and Equipment, net

Property and equipment are valued at cost, net of accumulated depreciation. Expenditures for maintenance and repairs that do not extend the useful life or increase the value of the assets are charged to expense in the period incurred. Additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for depreciation purposes for furniture and factory equipment range from 3 to 10 years. The useful life for leasehold improvements is the lesser of the lease term or the useful life. Construction in progress is not depreciated until such a time that the assets are completed and placed into service. Depreciation expense is allocated to general and administrative expenses and cost of goods sold upon the sale of inventory. For the three and nine months ended September 30, 2021, depreciation expense was $152,139 and $454,400, respectively. For the three and nine months ended September 30, 2020, depreciation expense was $114,877 and $344,162, respectively.

As of September 30, 2021 and December 31, 2020, the Company had a total of $462,507 and $0, respectively, of deposits for future equipment purchases, which is included in deposits on the balance sheets.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Cost of Goods Sold

Cost of goods sold includes material, labor, and overhead costs incurred in the storage and distribution of products sold in the period. Material costs include the cost of products purchased. Labor and overhead costs consist of indirect product costs, including wages and benefits for manufacturing, planning, and logistics personnel, depreciation, facility costs and freight.

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $1,675,438 and $4,506,386 for the three and nine months ended September 30, 2021, respectively. Shipping and handling costs totaled $1,132,630 and $2,721,567 for the three and nine months ended September 30, 2020, respectively. Income generated from shipping costs billed through to customers was included in Sales, net in the statements of operations. Shipping income totaled $195,085 and $261,495 for the three and nine months ended September 30, 2021, respectively. Shipping income totaled $25,737 and $221,082 for the three and nine months ended September 30, 2020, respectively.

Research and Product Development

Amounts spent on research and development activities are expensed as incurred as research and product development expense on the statements of operations. Research and product development expense was $242,604 and $858,143 for the three and nine months ended September 30, 2021, respectively. Research and product development expense was $102,879 and $363,990 for the three and nine months ended September 30, 2020, respectively.

Advertising

Advertising costs are expensed when incurred. Advertising expenses for the three and nine months ended September 30, 2021 was $1,954,377 and $5,313,881, respectively. Advertising expenses for the three and nine months ended September 30, 2020 was $1,140,369 and $3,146,592, respectively.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Marketing

Marketing costs are expensed when incurred. Marketing expenses for the three and nine months ended September 30, 2021 were $1,131,023 and $3,079,181, respectively. Marketing expenses for the three and nine months ended September 30, 2020 were $312,402 and $883,286, respectively.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the financial statements and consist of income taxes currently due and deferred tax assets and liabilities. The Company may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes) and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, the Company recorded a deferred tax valuation allowance of $12,695,954 and $7,563,110 as of September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, the Company recorded a deferred tax liability of $86,495 to account for the book versus tax basis difference related to the goodwill intangible asset acquired in the Picky Bars acquisition, also known as a “naked credit.”

Repurchased Stock

Management presents repurchased stock (at cost) as a reduction in stockholders’ equity to reflect the historical stock repurchase transactions more clearly. There were no stock repurchase transactions for the three and nine months ended September 30, 2021. There were stock repurchases of $0 and $20,532 in the three and nine months ended September 30, 2020, respectively.

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

Warrants

Issued and detachable stock warrants are classified as equity or liability instruments based on the specific terms of the underlying warrant agreement. In circumstances where debt or equity is issued with detachable warrants, the proceeds from issuance are allocated to each instrument based on an acceptable method, which generally involves determining the fair value of one or more of the instruments. In conjunction with the Company’s IPO, the warrant outstanding was cancelled. See additional information in Note 13.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

License Agreement – Indefinite Lived Intangible Asset

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the balance sheets as of September 30, 2021 and December 31, 2020, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 16 for more information on the Company’s related party transaction with Mr. Hamilton.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness and biographical information commencing on July 1, 2015. This contribution, which is reported on the balance sheets as of September 30, 2021 and December 31, 2020, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 16 for more information on the Company’s related party transaction with Ms. Reece.

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

On May 26, 2020, the Company executed a License and Preservation Agreement with Mr. Hamilton, and Ms. Reece (the “2020 License”), which superseded the predecessor license and preservation agreement with both individuals. Among other modifications, the agreement (i) modified certain approval rights of Mr. Hamilton and Ms. Reece for use of their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing in the Company’s products, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred year term. No additional consideration was exchanged in connection with the agreement. As indefinite-lived intangibles, the Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the licensing agreements were less than the carrying amounts. Upon considering these factors, the Company determined it was more likely than not that the fair values of the 2020 License were not less than the carrying amounts; therefore, the Company recognized no impairment for the three and nine months ended September 30, 2021 and 2020.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Definite Lived Intangible Assets, net

Definite lived intangible assets are valued at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for amortization purposes range between 3 and 10 years. Amortization expense is allocated to general and administrative expense. For the three and nine months ended September 30, 2021, amortization expense was $139,775 and $243,578, respectively. For the three and nine months ended September 30, 2020, amortization expense was $2,524 and $7,599, respectively.

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

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years or older. The 401(k) plan was initiated on July 1, 2018. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. For the three and nine months ended September 30, 2021 and 2020, we did not match employee contributions.

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

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted in the three and nine months ended September 30, 2021 and 2020, respectively.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Leases (Topic 842) (“ASU 2016-02”), whereby a lessee will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. ASU 2016-02 is effective for the Company’s annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of the new standard is expected to result in the recognition of additional lease liabilities and right-of-use assets as of January 1, 2022. The Company is evaluating the potential impact of this pronouncement.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current year presentation. As a result, certain line items have been amended in the balance sheets, statements of operations, statements of cash flow, and the related notes to the financial statements.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are available to be issued. The Company has evaluated events and transactions subsequent to September 30, 2021 for potential recognition of disclosure in the financial statements.

2. Business Combination

On May 3, 2021, the Company entered into a definitive agreement to purchase all of the outstanding membership interest units in Picky Bars, LLC (“Picky Bars”), innovators in the healthy snack industry focused on nutritionally balanced, real-food products to fuel performance, for a debt-free purchase price of $11,111,830 in cash, subject to customary working capital adjustments, and 53,133 shares of Company common stock, subject to certain vesting conditions. The transaction closed simultaneously with execution of the agreement. Picky Bars results of operations were included in the Company’s results beginning May 2021. Acquisition costs of Picky Bars in the amounts of $0 and $278,140 are included in professional and legal fees the Company’s statement of operations for the three and nine months ended September 30, 2021, respectively. The fair value of the shares of common stock issued as part of the consideration paid for Picky Bars was determined on the basis of the closing price of the Company’s common stock on the acquisition date.

The following table summarizes the consideration paid for Picky Bars and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Cash	$11,111,830
Equity instruments	1,834,857
Far value of total consideration transferred	$12,946,687
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$662,243
Accounts receivable	48,517
Prepaid expenses and other current assets	243,166
Inventory	726,006
Property, Plant, & Equipment	55,378
Intangible assets	4,930,000
Total assets acquired	6,665,310
Accounts payable	47,323
Accrued expenses	131,661
Payroll liabilities	9,189
Contract liabilities	16,450
Total liabilities assumed	204,623
Total identifiable net assets	6,460,687
Goodwill	$6,486,000

The transaction is aligned with Laird Superfood’s strategic goals, specifically the addition of unique and innovative daily-use products across the Company’s omnichannel platform, and the acquisition of highly complementary assets such as a recurring direct-to-consumer customer base, and is expected to support continued net sales growth and improve the gross margin profile of the Company. Goodwill arising as a result of the acquisition of Picky Bars is primarily the result of synergies in business strategy, target market, and values, from expected cost savings from consolidating operations, and from the anticipated growth that the Company’s supply chain and resources will bring to Picky Bars’ operations. Operations have continued with Picky Bars’ previous management and workforce at the Oregon facilities. The Company continues to operate as one segment. Our estimates of fair value of intangible assets are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill, as appropriate, in the period in which such revised estimates are identified.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

The following table summarizes the components of the intangible assets acquired and their estimated useful lives:

	Estimated Useful Life	Fair Value
Trade names	10 years	$2,530,000
Customer relationships	10 years	1,990,000
Recipes	10 years	330,000
Social media agreements	3 years	80,000
Total intangible assets acquired		$4,930,000

Picky Bar operations contributed net sales of $1,329,882 and $2,314,315 to the Company’s continuing operations for the three and nine months ended September 30, 2021, respectively. Picky Bar operations contributed net income of $95,472 and $30,495 to the Company’s continuing operations for the three and nine months ended September 30, 2021, respectively.

The following unaudited pro forma summary presents the results of the Company as if the acquisition of Picky Bars had occurred on January 1 of the year prior to the acquisition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales	$10,865,914	$8,541,642	$29,191,720	$21,481,374
Net Loss	$(5,351,698)	$(4,191,245)	$(16,712,048)	$(10,389,402)

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

3. Prepaid Expenses and Other Current Assets, Net

The following table presents the components of prepaid expenses and other current assets, net, as of:

	September 30,	December 31,
	2021	2020
Prepaid insurance	$84,560	$1,446,189
Prepaid inventory	874,272	958,166
Prepaid subscriptions and license fees	379,822	225,567
Prepaid, other	206,465	152,323
Prepaid consulting	—	13,963
Prepaid advertising	23,203	—
Other current assets	378,422	51,111
Total prepaid and other assets	1,946,744	2,847,319
Reserve for prepaid inventory	(179,000)	—
Prepaid and other assets, net	$1,767,744	$2,847,319

4. Investment securities

Investment securities as of September 30, 2021 and December 31, 2020 consisted of the following:

		Gross unrealized	Gross unrealized	Estimated fair
	Amortized cost	gains	losses	value
September 30, 2021
Federal agency bonds – mortgage-backed	$8,696,093	$—	$(7,842)	$8,688,251
Total investment securities available-for-sale	$8,696,093	$—	$(7,842)	$8,688,251
December 31, 2020
Federal agency bonds – mortgage-backed	$8,692,637	$14,207	$—	$8,706,844
Total investment securities available-for-sale	$8,692,637	$14,207	$—	$8,706,844

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

The amortized cost and estimated fair value of investment securities as of September 30, 2021 and December 31, 2020, by contractual maturity, are shown below:

	Available-for-sale
	Amortized cost	Estimated fair value
September 30, 2021
Due after one year through five years	$8,696,093	$8,688,251
Total investment securities available-for-sale	$8,696,093	$8,688,251

	Available-for-sale
	Amortized cost	Estimated fair value
December 31, 2020
Due after one year through five years	$8,692,637	$8,706,844
Total investment securities available-for-sale	$8,692,637	$8,706,844

Investment securities with an estimated fair value of $8,688,251 and $8,706,844 as of September 30, 2021 and December 31, 2020, respectively, were pledged to secure our revolving line of credit. See Note 6 for additional information.

The Company recorded no sales or maturities of available-for-sale securities during the three and nine months ended September 30, 2021. The Company had two investments mature totaling $4,475,000 during the three and nine months ended September 30, 2020. The Company also recorded two sales and recognized a gain of $6,250, and $13,927 during the three and nine months ended September 30, 2020, respectively.

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
•
Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize assets subject to fair value measurements:

Fair Value as of September 30, 2021	Level 1	Level 2	Level 3
Federal agency bonds—mortgage-backed	$—	$8,688,251	$—

Fair Value as of December 31, 2020	Level 1	Level 2	Level 3
Federal agency bonds—mortgage-backed	$—	$8,706,844	$—

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

6. Revolving Lines of Credit

On September 2, 2021, the Company entered into a revolving line of credit with Wells Fargo Bank National Association ("Wells Fargo") in a principal amount not exceeding $9,500,000. The line of credit has a maturity date of August 31, 2022. The outstanding amounts under the line of credit have an interest rate calculated as Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.5% per annum until paid in full. As of September 30, 2021, the commitment was active but draws on the line were restricted as no assets has been transferred as collateral. The Company could have drawn on the line had assets been transferred.

On February 5, 2019, the Company entered into a revolving line of credit with First Interstate Bank (“FIB”) in a principal amount not exceeding $5,000,000. The line of credit is secured by the Company’s investment account held at FIB. The outstanding amounts under the line of credit have an interest rate calculated as LIBOR plus 2.0% per annum until paid in full. The loan agreement was renewed by the Company on March 1, 2021 and was closed on September 23, 2021. The balance on the line of credit was $0 as of December 31, 2020. Management was in compliance with all financial covenants as of December 31, 2020.

On August 10, 2017, the Company entered into a revolving line of credit with East Asset Management, LLC (“East”) in a principal amount not exceeding the lesser of the borrowing base or $3,000,000. Upon the mutual agreement of the Company and East, the primary revolving line of credit may be expanded to $10,000,000, subject to an increase in the borrowing base. The borrowing base is comprised of (a) up to 90% of eligible accounts receivable aged 90 days or less from due date utilizing the average of a trailing three months of actual book value, plus (b) up to 90% of inventory and prepaid inventory book values utilizing the average of a trailing three months of actual book value. The outstanding amounts under the line of credit have a fixed interest rate of 15% per annum until paid in full and the line of credit has a maturity date of August 10, 2022. In the event of default, the interest rate would increase to 20% while such default exists. The line of credit is secured by a security interest in accounts receivable and inventory. The balance on the line of credit was $0 as of both September 30, 2021 and December 31, 2020. Management was in compliance with all financial covenants as of September 30, 2021 and December 31, 2020.

A secondary line of credit with East in an amount up to $200,000 is available to the Company, which is not subject to the requirements of the borrowing base. The secondary line of credit is secured by a security interest in the Company’s accounts receivable and inventory. The secondary line is available with the same draw and payback conditions as the primary line. The balance on the line of credit was $0 as of both September 30, 2021 and December 31, 2020.

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

7. Long-term Debt

The following table presents the components of long-term debt:

	September 30,	December 31,
	2021	2020
Forgivable loan, City of Sisters	$51,000	$51,000
Long-term debt	$51,000	$51,000

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

8. Property and Equipment, Net

Property and equipment, net is comprised of the following as of:

	September 30,	December 31,
	2021	2020
Factory equipment	$3,113,159	$2,668,839
Land	947,394	947,394
Furniture and office equipment	584,354	532,116
Leasehold improvements	509,450	259,504
Construction in progress	305,112	—
	5,459,469	4,407,853
Accumulated depreciation	(1,320,270)	(894,365)
Property and equipment, net	$4,139,199	$3,513,488

Depreciation expense was $152,139 and $454,400 for the three and nine months ended September 30, 2021, respectively. Depreciation expense was $114,878 and $344,162 for the three and nine months ended September 30, 2020, respectively.

9. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets acquired and liabilities assumed in connection with the acquisition of Picky Bars. The carrying amount of goodwill attributed to the acquisition of Picky Bars was $6,486,000 and $0 as of September 30, 2021 and December 31, 2020, respectively.

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

Intangible Assets, Net

Intangible Assets, net is comprised of the following:

	September 30,	December 31,
	2021	2020
Trade names (10 years)	$2,530,000	$—
Customer relationships (10 years)	1,990,000	—
Recipes (10 years)	330,000	—
Social media agreements (3 years)	80,000	—
Software (3-15 years)	173,353	31,807
Amortizable intangible assets	5,103,353	31,807
Accumulated amortization	(270,393)	(26,815)
Amortizable intangible assets, net	4,832,960	4,992
Licensing agreements (indefinite)	132,100	132,100
Total Intangible assets, net	$4,965,060	$137,092

The weighted-average useful life of all the Company’s intangible assets is 9.3 years.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

For the three and nine months ended September 30, 2021, amortization expense was $139,775 and $243,578, respectively. For the three and nine months ended September 30, 2020, amortization expense was $2,552 and $7,599, respectively.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to fifteen years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2021	$140,441
2022	560,205
2023	558,968
2024	503,697
2025	485,120
Thereafter	2,584,529
$4,832,960

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

On September 2, 2021, the Company entered into a revolving line of credit with Wells Fargo Bank National Association ("Wells Fargo") in a principal amount not exceeding $9,500,000. The line of credit has a maturity date of August 31, 2022. The outstanding amounts under the line of credit have an interest rate calculated as Daily Simple SOFR plus 1.5% per annum until paid in full. As of September 30, 2021, the commitment was active but draws on the line were restricted as no assets has been transferred as collateral. The Company could have drawn on the line had assets been transferred.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of September 30, 2021:

Payments Due by Period	Operating Leases (1)	Note Payable	Total
2021	$59,711	$51,000	$110,711
2022	243,236	—	243,236
2023	250,534	—	250,534
2024	258,049	—	258,049
2025	265,791	—	265,791
Thereafter	860,498	—	860,498
	$1,937,820	$51,000	$1,988,820

(1)
Operating lease obligations related to our manufacturing facility leases dated March 1, 2018 and December 17, 2018.

Rent expense is allocated to general and administrative expenses and cost of goods sold upon the sale of inventory. Rent expense was $285,096 and $816,051 for the three and nine months ended September 30, 2021, respectively. Rent expense was $213,532 and $589,196 for the three and nine months ended September 30, 2020, respectively.

11. Deferred Tax Assets and Liabilities

The Company had a tax net loss for the three and nine months ended September 30, 2021 and 2020, and therefore expects no assessment of income taxes for such periods. Additionally, the net deferred tax assets are fully allowed for as of September 30, 2021 and December 31, 2020. Due to the full valuation allowance during 2020 and as of September 30, 2021 there was no provision for, or benefit from, income taxes reported for the three and nine months ended September 30, 2021 and 2020. The Company’s deferred tax assets and liabilities consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Noncurrent deferred tax assets:
Net operating loss carryforwards	$12,472,767	$7,444,857
Property and equipment	594,910	671,562
Research and development credits	135,783	106,526
Accrued expenses	70,024	75,702
Charitable contributions	37,284	—
Unexercised options	47,681	—
Total noncurrent deferred tax assets	13,358,449	8,298,647
Noncurrent deferred tax liabilities:
Deferred rent asset	$662,495	$735,537
Intangible assets	86,495	—
Total noncurrent deferred tax liabilities	748,990	735,537
Net noncurrent deferred tax assets	$12,609,459	$7,563,110
Valuation allowance	(12,695,954)	(7,563,110)
Total net noncurrent deferred tax liabilities	$(86,495)	$—

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not they will be realized; if not, a valuation allowance is required to be recorded. During the nine months ended September 30, 2021, the Company recorded a deferred tax liability of $86,495 to account for the book versus tax basis difference related to the goodwill intangible asset acquired in the Picky Bars acquisition, also known as a “naked credit.” The deferred tax liability must be excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the goodwill. As such, this deferred tax liability cannot be used to reduce the valuation allowance for U.S. federal income tax purposes.

Apart from the $86,495 deferred tax expense mentioned above, as of September 30, 2021, the Company did not provide a current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. Management has determined that it was not more likely than not that the deferred tax assets would be realized, thus a full valuation allowance was recorded. The Company may reduce the valuation allowance against deferred tax assets at such time when it becomes more likely than not that the deferred tax assets will be realized.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

The change in the valuation allowance for deferred tax assets and liabilities for the three and nine months ended September 30, 2021 was a net increase of $1,457,012 and $5,132,844, respectively. At September 30, 2021 and December 31, 2020, the Company had U.S. federal net operating losses (“NOLs”) totaling approximately $43,350,868 and $27,528,486, respectively. The Company had federal NOLs at September 30, 2021 totaling approximately $1,868,077 from 2017 and prior years that can be carried forward for 20 years, which begin to expire in 2036. At September 30, 2021 and December 31, 2020, the Company had federal NOLs totaling approximately $41,482,791 and $25,660,409, respectively from 2018 and future years that can be carried forward indefinitely.

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

The following tables summarize the Company’s stock option activity during the nine months ended September 30, 2021 and 2020:

	September 30, 2021
	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2021	887,640	$9.65	6.42	$33,433,274
Granted	56,541	41.03
Exercised/released	(61,119)	8.21
Cancelled/forfeited	(82,833)	15.79
Balance at September 30, 2021	800,229	$11.41	6.83	$6,135,017
Exercisable at September 30, 2021	580,601	$7.92	6.27	$11,077,867

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

	September 30, 2020
	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2020	788,528	$8.42	7.17	$4,799,381
Granted	164,078	14.12
Exercised/released	(11,314)	10.59
Cancelled/forfeited	(45,532)	11.37
Balance at September 30, 2020	895,760	$8.94	6.99	$34,313,763
Exercisable at September 30, 2020	508,382	$6.82	5.44	$19,851,163

The stock-based compensation expense is recognized ratably over the requisite service period for all awards. As a result of applying the provisions of ASC 718, “Compensation- Stock Compensation” (“ASC 718”), the Company recognized stock compensation expense of $1,042,440 and $3,142,517 for the three and nine months ended September 30, 2021, respectively. The Company recognized stock compensation expense of $833,199 and $1,235,293 for the three and nine months ended September 30, 2020, respectively.

During the three and nine months ended September 30, 2021, the Company granted 1,658 and 56,541 stock option units, respectively, to employees. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $191,889 and $654,929, respectively. The Company recorded stock-based compensation of $337,822 and $677,485, in the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, there was $1,647,860 and $1,990,834, respectively, of total unrecognized compensation cost related to non-vested stock option share-based compensation arrangements with a remaining weighted-average vesting period of 2.21 years.

During the three and nine months ended September 30, 2021, there were $1 and $219,157, respectively, of payroll taxes withheld from stock-based compensation which were remitted directly to the tax authorities on the behalf of the recipients of the awards. There were no payroll taxes withheld from stock-based compensation for remittance directly to the tax authorities on the behalf of the recipients of the awards during the three and nine months ended September 30, 2020.

During the three and nine months ended September 30, 2021, the Company granted 42,662 and 88,407 restricted stock units, respectively, to 147 employees. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $438,542 and $1,166,871 in the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 and December 31, 2020, there was $2,672,840 and $1,613,520, respectively, of total unrecognized compensation cost related to non-vested restricted stock units with a remaining weighted-average vesting period of 2.22 years.

During the three and nine months ended September 30, 2021, the Company granted 0 and 189,608 market-based stock units (“MSUs”), respectively, to eight employees based on the agreed upon amounts in the market-based restricted stock unit agreements. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $399,490 and $1,293,055 for the three and nine months ended September 30, 2021, respectively. These MSUs vest upon the 30-day weighted average stock price reaching or exceeding established targets, after reaching certain time targets. As of September 30, 2021 and December 31, 2020, there was $2,391,226 and $0, respectively, of total unrecognized compensation cost related to non-vested MSUs with a remaining weighted-average vesting period of 2.34 years. We estimate the grant-date fair value of the MSUs using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rate of return and dividend yield. Expected volatilities within the index are derived using historical volatilities of a selected peer group over a period equal to the length of the performance period. We base the risk-free rate of return on the yield of a zero-coupon U.S. Treasury bond with a maturity equal to the performance period and assume a 0% dividend rate. Compensation expense for these MSUs is recognized over the requisite service period regardless of whether the market conditions are satisfied.

On May 1, 2021, the Company enacted an enrollment period under its Employee Stock Purchase Plan (“ESPP”) which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of six months. On the exercise date, the participant may acquire shares at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using a component valuation model. We estimate that 5,079 shares of common stock will be issued in accordance with the plan to those enrollees in the May 1, 2021 enrollment period. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $12,519 and $27,662 for the three and nine months ended September 30, 2021, respectively.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

ASC 718 requires the use of the fair-value-based method for measuring the value of stock-based compensation. The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model, the MSUs on the grant date using a Monte Carlo simulation, and each restricted stock unit is estimated using the fair value of the Company’s stock on the date of grant. The estimated fair value of each grant of stock options awarded during the three and nine months ended September 30, 2021 and 2020 was determined using the following assumptions:

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

For the nine months ended September 30, 2021 and 2020, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	For the Nine Months Ended September 30,
	2021	2020
Weighted-average expected volatility	52.12%	70.18%
Weighted-average expected term (years)	6.23	6.23
Weighted-average expected risk-free interest rate	0.72%	0.70%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted	$20.78	$17.22

13. Preferred Stock

On September 25, 2020, the Company completed its IPO in which the Company issued and sold 3,047,500 shares of its common stock at a public offering price of $22 per share. Upon the closing of the IPO, all outstanding shares of the Company’s preferred stock converted into shares of common stock, consisting of (i) 162,340 outstanding shares of Series A-1 convertible preferred stock converting into 324,680 aggregate shares of common stock, (ii) 152,253 outstanding shares of Series A-2 convertible preferred stock converting into 304,506 aggregate shares of common stock, and (iii) 383,142 outstanding shares of Series B-1convertible preferred stock converting into 766,284 aggregate shares of common stock.

As of September 30, 2021 and December 31, 2020, the Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share, and there were no shares of preferred stock issued or outstanding.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(5,351,698)	$(3,355,084)	$(16,984,461)	$(8,356,704)
Less deemed dividend of beneficial conversion feature	—	—	—	(825,366)
Less deemed dividend on warrant discount	—	(645,939)	—	(825,366)
Net loss attributable to Laird Superfood, Inc. common stockholders	$(5,351,698)	$(4,001,023)	$(16,984,461)	$(10,007,436)
Weighted average shares outstanding- basic	9,001,912	4,672,041	8,954,875	4,427,114
Dilutive securities	—	—	—	—
Weighted average shares outstanding- diluted	9,001,912	4,672,041	8,954,875	4,427,114
Common stock options and restricted stock awards excluded due to anti-dilutive effect	907,085	883,260	907,085	883,260
Basic and diluted:
Net loss per share (basic)	$(0.59)	$(0.86)	$(1.90)	$(2.26)
Net loss per share (diluted)	$(0.59)	$(0.86)	$(1.90)	$(2.26)

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

15. Concentrations

The Company had 53% of trade accounts receivable from three customers as of September 30, 2021. The Company had 70% of trade accounts receivable from three customers as of December 31, 2020.

The Company had 45% of accounts payable due to one vendor as of September 30, 2021. The Company had 43% of accounts payable due to four vendors as of December 31, 2020.

The Company sold a substantial portion of products to one customer (19%) for the three months ended September 30, 2021. As of September 30, 2021, the amount due from this customer was $285,342. The Company sold a substantial portion of products to three customers (46%) for the three months ended September 30, 2020. As of September 30, 2020, the amount due from these customers included in accounts receivable was $500,769. The Company sold a substantial portion of products to one customer (28%) and one customer (25%) for the nine months ended September 30, 2021 and 2020.

The Company purchased a substantial portion of products from one supplier (41%) and one supplier (47%) for the three and nine months ended September 30, 2021, respectively. The Company purchased a substantial portion of products from three suppliers (60%) and one supplier (38%) for the three and nine months ended September 30, 2020, respectively.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Indonesia, Sri Lanka, and Vietnam geographically accounted for approximately 67% and 64% of our total raw materials and packaging purchases for the three and nine months ended September 30, 2021. Vietnam, Indonesia, and Sri Lanka geographically accounted for approximately 63% and 59% of our total raw materials and packaging purchases in the three and nine months ended September 30, 2020, respectively.

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

Social Media Marketing Agreements

The Company entered into a social media marketing agreement with Lauren Thomas and Stephanie Bruce to provide certain marketing services on an annual basis, for $40,000 each per annum.

Asset Purchase Agreement

The Company entered into an agreement to purchase a used air compressor from Px2, an entity owned by Paul Hodge, in the amount of $1,000.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

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

In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended September 30,
	2021		2020
	$	% of Total	$	% of Total
Coffee creamers	$6,489,895	60%	$5,261,175	70%
Hydration and beverage enhancing supplements	1,330,906	12%	1,037,517	14%
Coffee, tea, and hot chocolate products	1,724,919	16%	2,153,702	29%
Harvest snacks and other food items	1,866,709	17%	—	0%
Other	452,002	4%	159,906	2%
Gross sales	11,864,431	109%	8,612,300	115%
Shipping income	195,085	2%	25,737	0%
Returns and discounts	(1,193,602)	(11%)	(1,147,395)	(15%)
Sales, net	$10,865,914	100%	$7,490,642	100%

	Nine Months Ended September 30,
	2021		2020
	$	% of Total	$	% of Total
Coffee creamers	$16,590,542	60%	$13,285,967	72%
Hydration and beverage enhancing supplements	3,907,111	14%	2,877,694	16%
Coffee, tea, and hot chocolate products	5,286,882	19%	4,116,891	22%
Harvest snacks and other food items	3,353,178	12%	—	0%
Other	987,076	4%	378,318	2%
Gross sales	30,124,789	110%	20,658,870	112%
Shipping income	261,495	1%	221,082	1%
Returns and discounts	(2,942,890)	(11%)	(2,381,455)	(13%)
Sales, net	$27,443,394	100%	$18,498,497	100%

The Company generates revenue through three channels: online, wholesale, and food service:

	Three Months Ended September 30,
	2021		2020
	$	% of Total	$	% of Total
Online	$6,331,003	58%	$3,713,773	50%
Wholesale	4,415,867	41%	3,650,854	49%
Food service	119,044	1%	126,015	1%
Sales, net	$10,865,914	100%	$7,490,642	100%

	Nine Months Ended September 30,
	2021		2020
	$	% of Total	$	% of Total
Online	$16,492,513	60%	$10,049,039	54%
Wholesale	10,529,593	38%	8,117,655	44%
Food service	421,288	2%	331,803	2%
Sales, net	$27,443,394	100%	$18,498,497	100%

LAIRD SUPERFOOD, INC.

Notes to Unaudited Financial Statements

Contract assets (deferred costs of goods sold associated with deferred revenue), contract liabilities (deferred revenue, customer deposits, rewards programs), and refund liabilities (accrued returns) have been estimated and recorded as of September 30, 2021. Contract assets included in finished goods inventories were $1,410 and $0 as of September 30, 2021 and December 31, 2020, respectively. Contract liabilities and refund liabilities included in accrued expenses were $224,858 and $33,239 as of September 30, 2021, respectively. Contract liabilities and refund liabilities included in accrued expenses were $132,280 and $28,968 as of December 31, 2020, respectively. Receivables from contracts with customers are included in Accounts receivable, net on the Company’s balance sheets. As of September 30, 2021 and December 31, 2020, Accounts receivable, net included, $956,870 and $839,659, respectively, of receivables from contracts with customers.
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

We have experienced strong sales growth since inception. Net sales increased to $10.9 million for the three months ended September 30, 2021, from $7.5 million for the three months ended September 30, 2020, representing net sales growth of 45%. Likewise, net sales increased to $27.4 million for the nine months ended September 30, 2021, from $18.5 million for the nine months ended September 30, 2020, representing net sales growth of 48%. The growth in the three and nine months ended September 30, 2021 was primarily driven by a significant expansion of our customer base in online channels as well as expansion in our product offerings.

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

Our online business is two pronged and consists of lairdsuperfood.com and Amazon.com. For the three months ended September 30, 2021 and 2020, the online business made up 58% and 50% of our net sales, respectively. For the nine months ended September 30, 2021 and 2020, the online business made up 60% and 54% of our net sales, respectively. Lairdsuperfood.com is a platform that provides an authentic brand experience for our customers that drives engagement and provides feedback for future product development. We view our growing proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. Content on our website allows Laird Superfood to educate consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for over two-thirds of lairdsuperfood.com sales for three and nine months ended September 30, 2021.

Our wholesale business addresses the $759 billion grocery industry, specifically the $174 billion Natural, Organic and Functional Foods and Beverages sub-segment, which has been increasing its proportion of the grocery industry, as well as many non-grocery retail channels. For the three months ended September 30, 2021 and 2020, wholesale revenue comprised 41% and 49% of our net sales, respectively. For the nine months ended September 30, 2021 and 2020, wholesale revenue comprised 38% and 44% of our net sales, respectively. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, outdoor and drug stores. The diversity of our retail channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

Capital Contribution

On December 3, 2020, the Company entered into an agreement with DMV for an additional capital contribution as a participant in the DMV COVID-19 Relief Fund. The agreement provided the Company with cash consideration of $298,103 for the purpose of supporting three relief projects: (1) continual sanitation rotation, (2) spend on increased labor, material and maintenance costs in the face of adversity, and (3) new/existing hospitals relief initiative. The Company has included the balance in cash and cash equivalents on the Balance Sheet as of September 30, 2021. See Note 1 for more information.

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

Picky Bars Acquisition

On May 3, 2021, the Company acquired Picky Bars, LLC (“Picky Bars”), an innovator in the healthy snack industry focused on nutritionally balanced, real-food products, for a cash-free, debt free purchase price of $11.1 million, subject to customary working capital adjustments, and 53,133 shares of Company common stock, subject to certain vesting conditions.

CEO Transition

On August 5, 2021, Paul Hodge, Jr. informed the Company’s Board of Directors that he intends to transition to a non-executive role and step down as President and Chief Executive Officer upon identifying an appropriate successor. The Board of Directors has commenced a search for his replacement. Mr. Hodge intends to remain a director of the Company.

Revolving Credit Facility

On September 2, 2021, the Company entered into a revolving line of credit with Wells Fargo Bank National Association ("Wells Fargo") in a principal amount not exceeding $9,500,000. The line of credit has a maturity date of August 31, 2022. The outstanding amounts under the line of credit have an interest rate calculated as Daily Simple Secured Overnight Financing Rate plus 1.5% per annum until paid in full. As of September 30, 2021, the commitment was active but draws on the line were restricted as no assets has been transferred as collateral. The Company could have drawn on the line had assets been transferred.

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

We continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and higher expenses for insurance, investor relations and professional services. We expect our general and administrative expenses will increase as our business grows.

Benefit from Income Taxes

Due to our history of operating losses and expectation of future operating losses, we do not expect any significant income tax expenses and benefits for the foreseeable future.

Results of Operations

Comparison of the three months ended September 30, 2021 (“Q3 2021”) and September 30, 2020 (“Q3 2020”)

The following table summarizes our results of operations for the periods indicated:

	For the Three Months Ended
	September 30,		Change
	2021	2020	$	%
Sales, net	$10,865,914	$7,490,642	$3,375,272	45%
Cost of goods sold	(7,667,075)	(5,734,144)	(1,932,931)	34%
Gross profit	3,198,839	1,756,498	1,442,341	82%
Gross Margin	29.4%	23.4%
General and administrative	4,254,124	2,218,819	2,035,305	92%
Research and product development	242,604	102,879	139,725	136%
Sales and marketing	4,014,753	2,816,630	1,198,123	43%
Total expenses	8,511,481	5,138,328	3,373,153	66%
Operating loss	(5,312,642)	(3,381,830)	(1,930,812)	57%
Other income	10,721	26,746	(16,025)	(60%)
Loss before income taxes	(5,301,921)	(3,355,084)	(1,946,837)	58%
Income tax expense	(49,777)	—	(49,777)	0%
Net loss	$(5,351,698)	$(3,355,084)	$(1,996,614)	60%

Sales, Net

	For the Three Months Ended
	September 30,		Change
	2021	2020	$	%
Sales, net	$10,865,914	$7,490,642	$3,375,272	45%

Net sales increased to $10.9 million in Q3 2021 from $7.5 million in Q3 2020. This increase was due to growth in our online and wholesale channels, primarily caused by an increase in sales volume as well as the acquisition of Picky Bars. Products introduced after Q3 2020 including Activate Daily Greens, Activate Immune Support, Aloha Plant Milk, Baking Mixes, Functional Coffees, Guava Orange Hydrate, OatMac Superfood Creamers, Pili Nuts, Renew Protein, Renew Rest & Recover, and Picky Bars products accounted for $3.5 million of gross sales in Q3 2021. The increase in sales is offset by a $0.6 million decrease in sales of mushroom coffee due to the timing of club store test placements for functional coffees in Q3 2020.

Cost of Goods Sold

	For the Three Months Ended
	September 30,		Change
	2021	2020	$	%
Cost of goods sold	$(7,667,075)	$(5,734,144)	$(1,932,931)	34%

Cost of goods sold increased to $7.7 million in Q3 2021 from $5.7 million in Q3 2020, primarily due to sales growth in the 2021 period, elevated inbound and outbound shipping costs, increased personnel costs, and increased co-packing costs primarily associated with our liquid creamer product line.

Gross Profit

	For the Three Months Ended
	September 30,		Change
	2021	2020	$	%
Gross profit	$3,198,839	$1,756,498	$1,442,341	82%

Gross profit increased to $3.2 million in Q3 2021 from $1.8 million in Q3 2020, primarily due to sales growth in the 2021 period. Gross margins increased to 29.4% in Q3 2021 from 23.4% in Q3 2020, primarily due to optimization of direct to consumer shipping costs, improvements in liquid creamer distribution and disposals, and operational efficiency improvements.

Operating Expenses

	For the Three Months Ended
	September 30,		Change
	2021	2020	$	%
Operating expenses
General and administrative	$4,254,124	$2,218,819	$2,035,305	92%
Research and product development	242,604	102,879	139,725	136%
Sales and marketing	4,014,753	2,816,630	1,198,123	43%
Total operating expenses	$8,511,481	$5,138,328	$3,373,153	66%

General and administrative expense increased to $4.3 million in Q3 2021 from $2.2 million in Q3 2020, primarily due to stock-based compensation, personnel costs, insurance expense, professional fees, and amortization of intangible assets.

Research and product development expense increased to $0.2 million in Q3 2021 from $0.1 million in Q3 2020, primarily due to costs incurred to bring new products to market.

Sales and marketing expense increased to $4.0 million in Q3 2021 from $2.8 million in Q3 2020, primarily due to advertising expense and marketing fees.

Other Income (Expense)

	For the Three Months Ended
	September 30,		Change
	2021	2020	$	%
Other income	$10,721	$26,746	$(16,025)	(60%)

Other income is composed of interest income and dividend income related to investment securities available-for-sale as well as other non-operating costs. Other income decreased to $11 thousand of income in Q3 2021 from $27 thousand of income in Q3 2020, primarily due to declining interest rates as well as realized gains on the sale of available for sale securities in Q3 2020.

Comparison of the nine months ended September 30, 2021 (“YTD 2021”) and September 30, 2020 (“YTD 2020”)

The following table summarizes our results of operations for the periods indicated:

	For the Nine Months Ended September 30,
	September 30,		Change
	2021	2020	$	%
Sales, net	$27,443,394	$18,498,497	$8,944,897	48%
Cost of goods sold	(20,225,269)	(13,384,880)	(6,840,389)	51%
Gross profit	7,218,125	5,113,617	2,104,508	41%
Gross Margin	26.3%	27.6%
General and administrative	12,060,429	5,650,832	6,409,597	113%
Research and product development	858,143	363,990	494,153	136%
Sales and marketing	11,233,765	7,520,947	3,712,818	49%
Total expenses	24,152,337	13,535,769	10,616,568	78%
Operating loss	(16,934,212)	(8,422,152)	(8,512,060)	101%
Other income	36,246	65,448	(29,202)	(45%)
Loss before income taxes	(16,897,966)	(8,356,704)	(8,541,262)	102%
Income tax expense	(86,495)	—	(86,495)	100%
Net loss	$(16,984,461)	$(8,356,704)	$(8,627,757)	103%

Sales, Net

	For the Nine Months Ended September 30,
	September 30,		Change
	2021	2020	$	%
Sales, net	$27,443,394	$18,498,497	$8,944,897	48%

Net sales increased to $27.4 million in YTD 2021 from $18.5 million in YTD 2020. This increase was due to growth in our online and wholesale channels, primarily caused by an increase in sales volume as well as the acquisition of Picky Bars. Products introduced after YTD 2020, including Activate Daily Greens, Activate Immune Support, Aloha Plant Milk, Baking Mixes, Functional Coffees, Guava Orange Hydrate, OatMac Superfood Creamers, Pili Nuts, Renew Protein, Renew Rest & Recover, and Picky Bars products, accounted for $6.1 million of gross sales in YTD 2021.

Cost of Goods Sold

	For the Nine Months Ended September 30,
	September 30,		Change
	2021	2020	$	%
Cost of goods sold	$(20,225,269)	$(13,384,880)	$(6,840,389)	51%

Cost of goods sold increased to $20.2 million in YTD 2021 from $13.4 million in YTD 2020, primarily due to sales growth in the 2021 period, elevated inbound and outbound shipping costs, increased personnel costs, and increased co-packing costs primarily associated with our liquid creamer product line.

Gross Profit

	For the Nine Months Ended September 30,
	September 30,		Change
	2021	2020	$	%
Gross profit	$7,218,125	$5,113,617	$2,104,508	41%

Gross profit increased to $7.2 million in YTD 2021 from $5.1 million in YTD 2020. Gross margins decreased to 26.3% in YTD 2021 from 27.6% in YTD 2020 primarily due to the full period impact from the launch of a free shipping initiative for direct online purchases made on lairdsuperfood.com combined with increased co packing and distribution expenses associated with our liquid creamer product line, partially offset by optimization of direct to consumer shipping costs.

Operating Expenses

	For the Nine Months Ended September 30,		Change
	2021	2020	$	%
Operating expenses
General and administrative	$12,060,429	$5,650,832	$6,409,597	113%
Research and product development	858,143	363,990	494,153	136%
Sales and marketing	11,233,765	7,520,947	3,712,818	49%
Total operating expenses	$24,152,337	$13,535,769	$10,616,568	78%

General and administrative expense increased to $12.1 million in YTD 2021 from $5.7 million in YTD 2020, primarily due to stock-based compensation, personnel costs, insurance expense, professional fees, reserve against prepaid assets, and amortization of intangible assets.

Research and product development expense increased to $0.9 million in YTD 2021 from $0.4 million in YTD 2020, primarily due to costs incurred to bring new products to market.

Sales and marketing expense increased to $11.2 million in YTD 2021 from $7.5 million in YTD 2020, primarily due to advertising expense and marketing fees.

Other Income

	For the Nine Months Ended September 30,		Change
	2021	2020	$	%
Other income	$36,246	$65,448	$(29,202)	(45%)

Other income is composed of interest income and dividend income related to investment securities available-for-sale as well as other non-operating costs. Other income decreased to $36 thousand of income in YTD 2021 from $65 thousand of income in YTD 2020, primarily the result of declining interest rates in YTD 2021, as well as realized gains on the sale of available for sale securities in YTD 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had incurred accumulated net losses of $48.9 million, including operating losses of $5.3 million and $3.4 million for Q3 2021 and Q3 2020, respectively, and $16.9 million and $8.4 million for YTD 2021 and YTD 2020, respectively. We expect to incur additional operating losses as we continue efforts to grow our business, and we expect to incur additional expenses associated with being a public company. We have historically financed our operations and capital expenditures through private placements of our preferred stock and common stock, our initial public offering ("IPO"), as well as lines of credit and term loans.

Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.

As of September 30, 2021, we had $39.7 million of cash-on-hand and investments and $15.1 million of available borrowings under our lines of credit. As of December 31, 2020, we had $65.9 million of cash-on-hand and investments and $11.1 million of available borrowings under our lines of credit. As of September 30, 2021, and December 31, 2020, we had $51 thousand outstanding under our forgivable loans with the City of Sisters, Oregon and no amounts were outstanding under our lines of credit.

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

Cash Flows

Comparison of the nine months ended September 30, 2021 and 2020:

The following table shows a summary of our cash flows for the periods presented:

	For the Nine Months Ended September 30,		Change
	2021	2020	$	%
Cash flows from operating activities	$(14,242,999)	$(7,097,896)	$(7,145,103)	101%
Cash flows from investing activities	(12,092,290)	4,116,695	(16,208,985)	(394%)
Cash flows from financing activities	184,747	74,924,777	(74,740,030)	(100%)
Net change in cash and cash equivalents	$(26,150,542)	$71,943,576	$(98,094,118)	(136%)

Cash Flows from Operating Activities

Cash used in operating activities was $14.2 million for YTD 2021 as compared to $7.1 million for YTD 2020, both of which are primarily the result of the operating losses for the periods as well as increasing inventory levels.

Cash Flows from Investing Activities

Cash used in investing activities was $12.1 million for YTD 2021 as compared to cash provided of $4.1 million for YTD 2020. The change is primarily due to the acquisition of Picky Bars in YTD 2021 and proceeds from maturities of available-for-sale investments in YTD 2020.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.2 million for YTD 2021 compared to cash provided of $74.9 million for YTD 2020. Cash provided for YTD 2021 primarily related to stock option exercises, partially offset by payroll tax payments withheld from stock-based compensation and common stock issuance costs, while cash provided for YTD 2020 primarily related to the initial public offering.

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

Income Taxes

Income taxes provide for the tax effects of transactions reported in the financial statements and consist of income taxes currently due and deferred tax assets and liabilities. We may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes) and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, we recorded a full deferred tax valuation allowance as of September 30, 2021 and December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

We acquired Picky Bars on May 3, 2021. We have extended oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended of September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2021, we completed the acquisition of Picky Bars, LLC. As previously disclosed in the Current Report on Form 8-K filed May 4, 2021, as part of the consideration for the acquisition, the Company issued 53,133 shares of common stock to former Picky Bars’ equity holders in an unregistered transaction pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended. See Note 2 to the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information related to the Picky Bars acquisition.

Item 6. Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	9/25/2020

3.2	Amended and Restated Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	9/25/2020

10.1	Wells Fargo Revolving Credit Facility	8-K		10.1		*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** The certifications attached as Exhibit 32.1 and 32.2 are not deemed filed with the SEC and are not incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form10-Q,irrespective of any general incorporation language contained in such.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laird Superfood, Inc.
(Registrant)

Date: November 10, 2021	/s/ Paul W. Hodge, Jr.
Paul W. Hodge, Jr.
President and Chief Executive Officer

Date: November 10, 2021	/s/ Valerie Ells
Valerie Ells
Chief Financial Officer