Form 10-K
period 2021-12-31
Laird Superfood, Inc.
filed 2022-03-08
CIK 1650696

pc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021 as reported by the NYSE American on such date, was approximately $125 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 7, 2022 the registrant had 9,092,890 shares of common stock, $0.001 par value per share, outstanding.

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
•
our business may be harmed by fluctuations in the availability of raw materials and other inputs, including but not limited to related currency fluctuations, and we may face increased costs for raw materials and other inputs in the event that crop yields from our suppliers fluctuate;
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

INDUSTRY AND MARKET DATA

This Annual Report on Form 10-K includes market data and other statistical information obtained from third-party industry publications, research, surveys and studies, none of which we commissioned. Third-party industry publications, research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable. However, while we are not aware of any misstatements regarding the information from these sources, we have not independently verified this information and we cannot assure you that this information is accurate or complete. Assumptions and estimates of our industry’s future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, some of which are described under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, and you are cautioned not to give undue weight to such information.

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

As a result of growing consumer demand for Laird Superfood products and the continued expansion of our omnichannel distribution strategy, our net sales grew to $36.8 million in 2021 from $25.8 million in 2020. We operate in one operating segment and one reportable segment in light of our management reviewing financial information presented on an aggregate basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

COVID-19 Update

Beginning in March 2020 and over the course of the COVID-19 pandemic, our senior leadership has met regularly to review and assess the evolving situation and to recommend risk mitigation actions for the health and safety of our employees. In order to enhance the safety of our employees during the COVID-19 pandemic, we have implemented various measures, including employee screening protocols; facility cleaning and sanitation protocols; policies on the use of personal protective equipment; the installation of physical barriers between employees; and robust employee leave protocols. We have also implemented a work-from-home policy for certain office personnel.

Market Opportunity

Laird Superfood participates in what the U.S. Census Bureau estimates to be a $800 billion grocery market as of 2021. Laird Superfood is specifically focused on the U.S. Natural, Organic and Functional Food and Beverages sub-segment of the food and beverage market. According to the New Hope Network, in 2020, U.S. Natural, Organic and Functional Food and Beverages and Supplement sales were approximately $259 billion and grew 13% from the prior year. Further, according to the Nutrition Business Journal, during the same period, third-party and direct e-commerce sales grew 60% for U.S. Natural, Organic, Functional Food and Beverage and Supplement sales.

Consumer preferences within the evolving food and beverage industry are shifting away from processed and sugar-laden food and beverage products, as well as those containing significant amounts of highly processed and artificial ingredients. There is also increasing recognition of the environmental impact of animal-based products. Per the Plant-Based Foods Association, U.S. retail sales of plant-based foods increased 27% from 2020 to 2021, reaching a market value of $7 billion, compared to increases of 15% in the overall food category.

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

Our Growth Strategy

Our primary growth strategies are as follows:

Open-Ended and Long Duration Growth Opportunity in the U.S. Grocery Market

The U.S. grocery market is one of the largest retail end-markets in the world. Laird Superfood’s strategy is to maximize penetration of this opportunity through a variety of avenues, including growing brand trust and recognition, significantly expanding our wholesale distribution footprint to multiples of our current level of approximately 8,100 retail doors and over 36,000 points of distribution, driving shelf velocity through an acceleration of online and offline advertising and introducing new products to expand our store footprint.

Exposure to Plant-Based, Functional and Natural Foods Portions of Grocery Market

Within the grocery category, there is an ongoing secular shift from highly processed legacy brands that demonstrate little nutritional benefit to natural, nutrient-dense, functional and plant-based alternatives. We expect the shift in consumer tastes driving the growth of natural and plant-based alternatives will continue throughout the foreseeable future as consumers become better educated on nutrition and focus on the health and wellness of themselves, their families and the environment. An increasing number of natural and plant-based products are moving beyond the natural and specialty stores and into conventional grocery stores. The continuation of these trends should benefit Laird Superfood as it seeks to penetrate the overall grocery market.

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

Continued Expansion of Distribution Footprint

Currently, our products are marketed and sold through a diverse set of physical retail and online channels, including grocery chains, club stores, specialty and natural food outlets, coffee shops, juice bars, gyms, restaurants, hospitality venues, corporate workplaces, lairdsuperfood.com, pickybars.com, and Amazon.com. Maximizing potential distribution will be a key growth driver for Laird Superfood and our goal is to expand distribution so that our products are available wherever our customers choose to shop, whether it be a retail store, food service environment or directly online.

Maximize Market Penetration of Existing Product Lines

Laird Superfood’s existing creamer, hydration and beverage enhancing supplement, harvest snacks and other food items, and instant and roasted coffee categories represent a multi-billion-dollar TAM. We believe penetrating these core markets with our differentiated product lines provides Laird Superfood with a large and long-duration growth opportunity. In the near-term, Laird Superfood will focus on growing share within these categories.

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

Opportunity for Tuck-In Acquisitions to Supplement Organic Growth and Expand Platform

On May 3, 2021, the Company acquired Picky Bars, LLC (“Picky Bars”), an innovator in the healthy snack industry focused on nutritionally balanced, real-food products. Prior to the acquisition of Picky Bars, Laird Superfood’s revenues have been driven solely by organic growth, and while we anticipate continued organic growth, we believe there will be opportunities to expand our TAM and diversify our revenue base through additional acquisitions. In this scenario, our belief is acquisitions would be of a tuck-in nature and target highly fragmented markets within plant-based foods. We would expect to target acquired products that fit within our ethos of great taste, high-quality ingredients, nutritional density and functionality.

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

In addition to manufacturing capabilities, we have internalized branding, design, packaging, digital marketing, customer service and data analytic capabilities, along with finance, research and development, and human resource functions. Our broad in-house capabilities and extensive manufacturing capacity are expected to enable significant fixed-cost leverage going forward in manufacturing, as well as most other operating expense line items.

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

Our Products

Our authentic and sustainably differentiated plant-based products become part of our customer’s “Daily Ritual,” providing energy and hydration throughout the day, presenting the opportunity to expand a portfolio of plant-based products. As part of our focus on sustainability and a better-for-you “Daily Ritual,” the product categories we have focused on to date are coffee creamers, hydration and beverage enhancing supplements, harvest snacks and other food items, and coffee, tea and hot chocolate products.

Our gross sales by product category are reflected below:

	Years Ended December 31,
	2021		2020
	$	% of Total	$	% of Total
Coffee creamers	$21,767,409	59%	$18,432,236	71%
Hydration and beverage enhancing supplements	5,814,629	16%	3,893,406	15%
Harvest snacks and other food items	5,228,888	14%	135,509	1%
Coffee, tea, and hot chocolate products	7,108,361	19%	5,922,017	23%
Other	808,352	2%	588,754	2%
Gross sales	40,727,639	110%	28,971,922	112%
Shipping income	457,879	1%	248,865	1%
Returns and discounts	(4,374,565)	(11)%	(3,437,561)	(13)%
Sales, net	$36,810,953	100%	$25,783,226	100%

Coffee creamers include sales of powdered and liquid coffee creamers. Hydration and beverage enhancing supplements include sales of Hydrate coconut waters and our full Activate and Renew supplement lines. Harvest snacks and other food items include ready to eat food offerings as well as baking and pancake mixes. Coffee, tea, and hot chocolate products include traditional and functional ground and whole bean coffee, Hot Chocolate with Functional Mushrooms, and our InstaFuel line of just-add-water coffee and tea products. Other products include miscellaneous branded goods, such as coffee mugs, thermoses, t-shirts, and hats.

Coffee Creamers

Laird Superfood is part of the $5.6 billion domestic coffee creamer market with its cornerstone portfolio of Superfood Creamers. According to ReportLinker, the creamer category is expected to grow at a 5.6% compound annual growth rate ("CAGR") through 2026. Laird Superfood’s creamer business grew 18% in 2021.

In July 2015, we introduced the Original Laird Superfood Creamer and since that time have introduced several additional flavors. In April 2020, Laird Superfood entered the liquid creamer market, expanding its TAM to $5.6 billion.

Laird Superfood sells 13 SKUs of powdered coffee creamers and seven SKUs of liquid coffee creamer. Sales of coffee creamer represented 59% of our net sales in 2021 and 71% of our net sales in 2020. We expect to continue expanding our Superfood Creamer platform going forward with additional flavors, nutritional profiles, and formulations based on consumer preferences and demand. Such products demonstrate attractive repeat usage and customer lifetime value characteristics.

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

Powdered Coffee Creamers

Laird Superfood’s Superfood Creamer was originated in powdered form for convenience and sustainability. We have developed 13 powdered SKUs: Original Superfood Creamer, Unsweetened Superfood Creamer, Cacao Superfood Creamer, Turmeric Superfood Creamer, seasonal Pumpkin Spice Superfood Creamer, seasonal Chocolate Mint Superfood Creamer, Vanilla Superfood Creamer, Original Superfood Creamer with Functional Mushrooms, Original Aloha OatMac Superfood Creamer, Unsweetened Aloha OatMac Superfood Creamer, Turmeric Aloha OatMac Superfood Creamer, seasonal Pumpkin Spice Aloha OatMac Superfood Creamer, and Original Aloha OatMac Superfood Creamer with Functional Mushrooms. Our powdered coffee creamers have an 18-month shelf life.

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

We have developed seven liquid SKUs: Original with Functional Mushrooms, Unsweetened with Functional Mushrooms, Vanilla with Functional Mushrooms, Turmeric with Functional Mushrooms, Cacao with Functional Mushroom, Cinnamon with Functional Mushrooms, and seasonal Pumpkin Spice with Functional Mushrooms.

Hydration and Beverage Enhancing Supplements

Laird Superfood’s hydration and beverage enhancing supplement portfolio includes our Hydrate coconut water products (four SKUs), our Activate Platform (three SKUs), our Performance Mushroom and Mushroom Botanical supplements (four SKUs), and our Renew Platform (three SKUs). These products represented 16% and 15% of our net sales in 2021 and 2020, respectively.

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

Beverage Enhancing Supplements

Our beverage enhancing supplement line is currently ten SKUs: Performance Mushrooms, Stress Less Functional Mushroom Botanical Blend, Wellness Functional Mushroom Botanical Blend, Energize Functional Mushroom Botanical Blend, Activate Daily Jumpstart, Activate Prebiotic Daily Greens, Activate Immune, Renew Rest and Recover, and Renew Plant-Based Original and Cacao Protein.

Our Activate Prebiotic Daily Greens and Renew Plant-Based Protein were launched in December 2020, our Activate Immune and Renew Rest and Recover were launched in May 2021, and our Mushroom Botanicals were launched in September 2021. We are in the early stages of building out our supplements portfolio and will continue to expand the breadth of our Activate, Renew and Mushroom offerings over the course of the next several years.

Harvest Snacks and Other Food Items

Pili Nuts and Harvest Dates

Laird Superfood began selling four SKUs of high-quality, naturally sourced, functional snack products including Pili Nuts and Harvest Dates in the fourth quarter of 2020. We have developed three Pili Nut SKUs, including Himalayan Salt Pili Nuts, Matcha Pili Nuts, and Cacao Pili Nuts, and one SKU of Original Harvest Dates.

Picky Bars, Performance Oatmeal, and Performance Granolas

Laird Superfood acquired Picky Bars in May 2021 and began selling them as part of a portfolio of better-for-you foods. The acquired real-food portfolio includes ten SKUs of Picky Bars, four SKUs of Performance Oatmeal, and five SKUs of Performance Granola.

Coffee, Tea, and Hot Chocolate Products

InstaFuel and Hot Chocolate with Functional Mushrooms

Laird Superfood sells four SKUs of high-quality instant beverage products pre-mixed with its superfood creamer, in a just-add-hot-water line of InstaFuel products: Original InstaFuel (coffee with Original Superfood Creamer), Unsweetened InstaFuel (coffee with Unsweetened Superfood Creamer), Matcha InstaFuel (green tea and Original Superfood Creamer), and Chai InstaFuel (black tea and Original Superfood Creamer). Laird Superfood also sells one SKU of Hot Chocolate with functional mushrooms.

We currently self-manufacture all our InstaFuel and Hot Chocolate products to maximize long-term margin and control quality.

Whole Bean and Ground Coffee

Coffees offer an intuitive and complementary sale to individuals purchasing our creamers and we believe that our organic coffee blended with functional mushrooms is a point of differentiation in the coffee segment. We currently sell ten whole and ground roasts.

Our coffees are sourced from Peru, and are a hand-picked, high altitude, shade grown variety selected for their low acidity.

Our Customer Usage Patterns

All Laird Superfood products are focused on providing nutrient dense and functional alternatives in multi-billion-dollar market categories, such as coffee creamers, sports drinks, and healthy snacks. Laird Superfood products are also designed to become part of an individual’s daily ritual and repeated usage patterns.

The majority of our business is currently conducted online, and we expect that percentage will decrease over time due to our anticipated roll-out across physical retail channels. We have multiple years of cohort data on all customers that have ordered through our direct website. We view this data as indicative of expected customer usage patterns across all channels on the basis of historic trend analysis.

Subscriptions play an important role in driving retention rates for our direct online business at lairdsuperfood.com and pickybars.com and in 2021 and 2020 subscriptions made up 39% and 30% of our direct online net sales, respectively. In addition to subscriptions, our direct online business has a high percentage of repeat users. In 2021 and 2020, 77% and 66% of the direct online net sales came from either subscribers or repeat users. These dynamics create meaningful recurring revenues and the combination of repeat usage, order frequency and retention rates informs our views on strategic marketing spend and customer unit economics.

Distribution Channels

We generate revenue through three channels: online, wholesale, and food service. Our customers and distribution channels include our online business through our website, lairdsuperfood.com, pickybars.com, and Amazon.com, as well as our wholesale sales to distributors and retailers in channels such as specialty, conventional grocery, mass market retail and drug retail and food service customers.

Our net sales by distribution channel are reflected below:

	For the Years Ended December 31,
	2021		2020
	$	% of Total	$	% of Total
Online	$22,687,736	62%	$14,501,706	56%
Wholesale	13,598,792	37%	10,773,345	42%
Food service	524,425	1%	508,175	2%
Sales, net	$36,810,953	100%	$25,783,226	100%

Online

Our online business consists of lairdsuperfood.com, pickybars.com, and Amazon.com.

Lairdsuperfood.com sells all of our SKUs with the exception of our refrigerated liquid Superfood Creamers. Lairdsuperfood.com allows for online-only sales of trial products, prior to the investment necessary to launch in wholesale. Pickybars.com sells all of our acquired Picky Bar SKUs, plus a rotating assortment of our historic Laird Superfood SKUs.

Content on our website allows Laird Superfood to educate consumers on the benefits of our products and ingredients, market and cross-sell new products. It also facilitates our subscription business which has shown consistent revenue growth since its inception in May 2017.

For sales through Amazon.com, we utilize both fulfilled by Amazon (“FBA”) and fulfilled by manufacturer processes. Related to FBA, we send products to Amazon, and Amazon fulfills orders placed through its online marketplace from its fulfillment centers. Amazon charges us fulfillment fees for this service and may charge storage fees for certain inventory. We sell a number of our SKUs on Amazon.com. Sales through Amazon.com accounted for 16% and 21% of our total net sales in 2021 and 2020, respectively.

Our net sales from our online business are reflected below:

	For the Years Ended December 31,
	2021	2020
Lairdsuperfood.com and Pickybars.com	$16,777,515	$8,964,625
Amazon.com	5,910,221	5,537,081
Total direct sales, net	$22,687,736	$14,501,706

Wholesale

Our wholesale business addresses the $800 billion grocery industry, as well as many non-grocery retail channels. In 2021, wholesale made up 37% of our net sales, and in 2020, wholesale made up 42% of our net sales. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, outdoor and drug stores. We estimate our products are in over 8,100 retail door locations and over 36,000 points of distribution as of December 31, 2021.

Our wholesale net sales include sales into wholesale grocery distribution, such as United Natural Foods, Inc. and KeHE Distributors, distributing to clients such as Whole Foods, Erewhon, Sprouts, Kroger, and Safeway, as well as direct wholesale sales to retailers across diverse channels, such as Costco, HEB, HyVee, Natural Grocers, CVS, and REI.

In 2021 and 2020, the wholesale business represented $13.6 million and $10.8 million of net sales, or 37% and 42% of our net sales, respectively. Our largest wholesale customer in 2021 and 2020 was Costco which represented 13% and 23% of our total net sales, respectively. No other customer represented more than 10% of our total net sales in 2021 or 2020.

According to SPINS, as of December 31, 2021, we have achieved a brand All Commodity Volume ("ACV") of 58% in the natural enhanced retailer channel, up from 52% as of December 31, 2020. In the conventional grocery channel, we estimate we have achieved 14% of ACV as of December 31, 2021, up from 11% as of December 31, 2020.

Food Service

Our food service business addresses a broad set of customers including local and regional coffee shops, juice bars, corporate offices, hotels, restaurants, college campuses, professional sports teams and gyms. In 2021 and 2020, food service was 1% and 2% of our net sales, respectively.

Laird Superfood has worked with Bunn, one of the largest coffee capital equipment manufacturers in the United States, to create the Laird Superfood Crescendo®, a plant-based latte machine that is a convenient solution for a variety of office, gym, restaurant, and other food service environments.

In addition to our Crescendo® machines, our machines platform also includes our other hot beverage machines ("HBM"), offering a convenient solution for office, food service, and coffee shop environments. Our HBM business is currently a small part of our revenue, but we believe it has potential to become meaningful given strong usage dynamics. As of December 31, 2021, last twelve-month net sales to food service customers were 1% of net sales, and our machine platform represented less than 1% during the same period.

Competition

Fundamentally, we do not believe our competition is our peer better-for-you, less processed creamer companies. We view our competition as the legacy products which are refined-sugar laden, highly processed, and have undecipherable ingredient lists. We believe consumers want more transparency and understanding of what they are putting in their bodies, and are seeking less-processed alternatives. We are driving those trends through a trusted, authentic brand platform.

We compete in the following markets, based on how we categorize our core products:

Coffee Creamers

Our creamer products primarily compete within the $5.6 billion domestic creamer market that, according to ReportLinker, is expected to grow at a 5.6% CAGR through 2026, and includes products offered by Danone SA, TreeHouse Foods Inc., Nestle SA and Dean Foods Co, among others.

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

Hydration and Beverage Enhancing Supplements

Our Hydrate platform primarily competes against hydration enhancing sports drinks. The two dominant competitors in the $8.3 billion sports drink market are Gatorade, owned by PepsiCo, and PowerAde, owned by The Coca-Cola Company.

Hydrate also competes within the $4.3 billion coconut water market, which is highly fragmented relative to the sports drink market.

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

Activate, Renew and Performance Mushroom Supplements

Our Activate Daily Jumpstart, Activate Prebiotic Daily Greens, Activate Immune, and Renew Rest and Recover lines compete in the $119.7 billion global vitamin and supplements market. Activate Daily Jumpstart and Activate Prebiotic Daily Greens compete largely as an alternative to single-serve cold-pressed juices which frequently focus on similar ingredients (lemon cayenne mixes, and superfood greens mixes), and certain other powdered beverages.

Our Renew Plant-Based Protein line competes in the ready to drink protein powder market which is highly fragmented. According to Grandview Research, the protein supplement industry was estimated to be $18.9 billion in 2020. Ready-to-drink and pre-formulated drinks were anticipated to demonstrate the fastest revenue growth in the segment. Renew Plant-Based Protein is differentiated amid this market with a short, understandable ingredient list.

Our Performance Mushroom and Mushroom Botanical supplements compete in the natural supplement market, which is highly fragmented with several peer companies.

Harvest Snacks and Other Food Items

Our Pili Nuts primarily compete in the $36.9 billion North American salty savory snack market, which is expected to grow at a 6.1% CAGR through 2028, per Grandview Research. Pili nuts are wild-harvested, sprouted in purified mountain water and slow dried to preserve their delicate flavor. Our award-winning, better-for-you alternative to competitor snack products is differentiated by flavor and nutrient-density.

Our Picky Bars primarily compete in the $8.4 billion snack bar market, which is expected to grow at 4.4% CAGR through 2023, per Market Reports World. Nutrition, Performance and Meal Replacement bars, which includes our Picky Bar products, make up 73% of the snack bar market.

Our Performance Granola and Performance Oatmeal compete in the $16.9 billion cereal market, which is expected to grow at a 4.2% CAGR through 2026, per Market Data Forecast. Top competitors are Bob’s Red Mill, Kellogg and General Mills.

Our Homemade Baking Mixes line competes in the domestic baking and mixes market, which grew to $8.3 billion in sales in 2020. 2020 represented a year of unprecedented gains in this market following a surge in at-home baking during the COVID-19 pandemic, and, according to Mintel, a significant share of U.S. adults plan to continue baking more often than they were in previous years. This trend bodes well for our better-for you alternatives, which offer a vegan and gluten-free option.

InstaFuel and Hot Chocolate with Functional Mushrooms

InstaFuel instant beverage products and our Hot Chocolate with Functional Mushrooms compete with other just-add-hot-water lines of instant coffee products and hot chocolate. The annual revenue generated from the instant coffee market in the U.S. was estimated to be $14.5 billion according to Statista in 2021. The hot chocolate market was $3.5 billion in the U.S. in 2021 according to Statista. Because it is being made with coconut sugar rather than refined sugars and includes functional mushrooms, we believe our hot chocolate product to be highly differentiated from legacy hot chocolate brands.

Whole Bean and Ground Coffee

According to IBIS Industry Statistics, the U.S. retail coffee market is estimated to be $47.4 billion in 2022. We believe that our line of high quality Peruvian organic roasts, as well as our more differentiated functional coffee blends, incorporating functional mushroom extracts, superfoods, and botanical adaptogens, have natural synergies for many buyers of our creamer products, and convenience of combined ordering on our online platform.

Supply Chain

Laird Superfood sources its raw materials from a variety of suppliers located both inside and outside the United States. The Company purchases substantial portions of its roasted coffee products from one supplier, coconut milk powder from two suppliers, and coconut water powder from one supplier. There are multiple sources of roasted coffee products, coconut milk powder and coconut water powder available to the Company, and management believes that the Company could find suitable replacements for these suppliers on substantially similar terms. In addition, the Company sources all of its Aquamin from a single supplier. Raw materials are shipped to our production facility in Sisters, Oregon where they are stored in our warehouse and production facility. For products we self-manufacture, these raw materials are then mixed and packaged into finished goods. Finished goods are then warehoused and shipped out of Sisters to both retail and wholesale customers, as well as distributors across the country. A minority of our products are manufactured and packaged offsite. The finished goods are then typically shipped by our co-packers to our warehouse in Sisters where we then ship them to end-customers.

Laird Superfood has a supplier code of conduct for the ethical sourcing of raw materials from within and outside the United States, which it provides to suppliers as part of its supplier-onboarding process.

Regulation

We are subject to a wide range of governmental regulations and policies. We are required to comply with the regulations and policies promulgated by the Environmental Protection Agency (“EPA”), the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Equal Employment Opportunity Commission ("EEOC"), the United States Department of Health and Human Services ("HHS"), the United States Department of Labor ("DOL"), and the Occupational Safety and Health Administration (“OSHA”), in addition to corresponding state and local agencies. In addition, the Federal Communications Commission (“FCC”) monitors claims made by companies, particularly with celebrity spokespeople. Our importers, packers, distributors, and suppliers are also subject to various laws and regulations relating to environmental protection and worker health and safety matters.

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

Some of the key food safety and food labeling regulations in the U.S. are discussed in the following sections. We are subject to the Food Safety Modernization Act of 2011, which, among other things, mandates that the FDA adopt preventative controls to be implemented by food facilities in order to minimize or prevent hazards to food safety. We are subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products.

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

We believe that we are in material compliance with existing environmental regulations applicable to our business. We do not expect the cost of our continued compliance with existing environmental regulations to have a material effect on our capital expenditures, earnings, cash flows or competitive position in the foreseeable future.

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

Our marketing, advertising, and promotional activities for our consumer products must adhere to the FTC Act’s requirement for truthful, non-misleading and adequately substantiated claims. If our advertising does not comply with FTC and similar state requirements, we could become subject to an investigation by the FTC or a consent decree, which could have a material adverse impact on our business and reputation.

We believe that we are in material compliance with existing consumer protection regulations applicable to our business. We do not expect the cost of our continued compliance with existing consumer protection regulations to have a material effect on our capital expenditures, earnings, cash flows or competitive position in the foreseeable future.

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

Intellectual Property

We have the right to the following material trademarks: Laird Superfood, Superfood Creamer, InstaFuel, Picky Bars, and Picky Bars Drizzle in the United States, and Laird Superfood in several international jurisdictions, including the European Union.

Human Capital Resources

Laird Superfood is a company built upon a strong vision, mission, and values set, all of which guide how we leverage our human capital in a positive way. Our culture is demonstrated internally via our regular recognition of employees and externally via activities such as our youth skill building partnerships and volunteer trail clean-up for the Deschutes segment of the Oregon Timber Trail.

As of December 31, 2021, we had 145 full-time employees, four part-time employees, and three temporary employees. None of these employees are represented by labor unions or covered by collective bargaining agreements. We believe that our employee relations are good.

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

Talent Acquisition

We have a strong track record of directly recruiting top talent but we also partner with external professional recruiting firms and headhunters to enhance our recruiting efforts when appropriate. We have relationships with local and targeted colleges and universities to supply key talent in areas like Food Science and Quality Assurance. We have also developed a partnership with our community high school to offer skills training and career experience to establish a pipeline of talent for our front-line workforce.

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

We actively seek opportunities for effective communication. Major communication efforts include quarterly all-hands meeting and a semi-monthly internal newsletter, which communicate content such as a CEO message, departmental updates, business priorities, and team member information. Departments meet individually and cross-functionally in a variety of ways. Managers are trained to hold regular one-on-one meetings to communicate on projects, tasks, feedback, and development. Individuals are encouraged to communicate through both formal methods and our Open-Door Policy.

Engagement

Our engagement program is centered upon an annual engagement survey, which serves as an annual benchmark and leads into a series of in-person focus groups to further understand and act upon our employee feedback. The focus groups allow us to drill down on employee feedback, give voice to our workforce, and create an annual action plan for increasing our engagement and productivity.

Performance Management

We have built a robust performance management program that seeks to combine best practices and innovation. Our program begins with goal/objective setting at the company, department, and individual level. The program incorporates regular, direct feedback in one-to-one conversations between managers and direct reports across all levels of the organization. A major component of our performance management program is our Annual Performance Evaluation that includes 360 assessments, ensuring performance is measured and enhanced not only by the manager’s assessment but through peer feedback and feedback on management as well. Any time of the year, employees can ask for or offer feedback transparently and easily through a shared platform in support of our feedback-focused performance management culture.

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

Succession Planning

We have a formal succession planning process that is designed to work in concert with our talent review and performance management processes. A systematic and regular review of our internal talent is critical to meeting the future needs of our business. Our process allows us to both identify immediate and long-range succession planning to ensure our business can continue operating at the highest level.

Compensation and Benefits

Our total rewards program is designed to ensure our talented team is both fairly paid and rewarded for performance. We ensure market competitiveness and continually make smart adjustments where necessary with the goal of retaining top talent and ensuring equitable pay practices. We offer competitive benefits to ensure that our employees are provided for across the full range of employee rewards, including an equity grant program and an Employee Stock Purchase Plan ("ESPP"). We also offer employer paid medical and vision insurance, dental insurance, life and short-term disability insurance, a retirement savings plan.

Diversity and Inclusion

We believe diversity and inclusion enable the company to benefit from multiple points of view and broad thinking innovation. Diversity and inclusion better positions us to understand our customers’ needs and to ultimately succeed in our vision of providing better food for a better world. We approach diversity from the top-down, exemplified by our Board of Directors (the "Board") and our Executive Leadership Team: two of our seven directors are racially/ethnically diverse, and three of six members of our Executive Leadership Team are women. Our workforce is similarly gender diverse with 53% male and 47% female. Additionally, since 2020 we have partnered with special needs organizations to provide job opportunities, career education, and skills training in our facilities. Our hiring efforts include emphasis on employment of special needs individuals. We continue to seek opportunities for building an inclusive culture that encourages, supports, and celebrates the diverse voices of our world.

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

We have not been profitable to date and we expect operating losses for the near future. During the year ended December 31, 2021, we achieved net sales of approximately $36.8 million and incurred operating losses of approximately $24.0 million. During the year ended December 31, 2020, we achieved net sales of approximately $25.8 million and incurred operating losses of approximately $12.9 million. Furthermore, to the extent our business strategy is successful, we must control overhead expenses and we may need to incur the expense of additional reliance on outside co-packers or hire additional personnel as needed. We may not succeed in expanding our customer base and product offerings and even if we do, we may never generate revenue that is significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, diversify our product offerings or even continue our operations.

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

Our net sales grew to approximately $36.8 million for the year ended December 31, 2021, from $25.8 million for the year ended December 31, 2020. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We also believe that growth of our revenue depends on several factors, including our ability to:

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
•
rapid changes affecting global, national, and regional economies;
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

Some of our Laird Superfood products are new, such as our liquid Superfood Creamers, and are only in early stages of commercialization, and some products that are important to our growth strategy are in various stages of research and development, and have not yet been commercialized. We are not certain that these, or any other future products, will be developed to commercialization, sell as anticipated, be manufactured as anticipated, or be desirable to their intended markets. Also, some of our products may have limited uses and benefits, which may limit their appeal to consumers and put us at a competitive disadvantage. Developing new products and placing them into wholesale channels and into conventional and natural grocery environments is an expensive and time-consuming process, and if a product fails to sustain market acceptance or is unable to be manufactured as anticipated, the investment made in the product may be lost.

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

We purchase our products from a variety of suppliers, including international suppliers. Our direct purchases from non-US suppliers represented a majority of our raw materials in 2021 and 2020, and we expect our international purchases may grow with time. Additionally, we may source from new non-US suppliers over time as raw material availability changes. We have previously had an international supplier cease doing business and default on certain delivery obligations to us, and our ability to monitor and control certain of our suppliers is limited due to their foreign locations, which limitations have been exacerbated by the Covid-19 pandemic. We also sell our products to consumers through our website and other online and physical distributors that are in foreign countries, and we may in the future enter into agreements with distributors in foreign countries to sell our products. All of these activities are subject to the uncertainties associated with international business operations, including:

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

Pandemics, epidemics, or disease outbreaks, such as the COVID-19 pandemic, could have a material adverse impact on our business including, among other things, consumption and trade patterns, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition, and results of operations.

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

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, including the emergence of variant strains of the virus, and the adoption of treatments such as vaccines, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if this pandemic continues to be a severe worldwide health crisis, or in the regions from which we source our raw materials, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, a significant proportion of our products are produced at our manufacturing facility in Sisters, Oregon. If we are forced to scale back hours of production or close this facility in response to a pandemic, we expect our business, financial condition and results of operations would be materially adversely affected.

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

The spread of pandemics, epidemics or disease outbreaks such as COVID-19 may also disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation services providers. Ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work and means of transporting products within regions or countries may be limited for the same reason, and the foreign locations of certain of our suppliers may result in greater or more prolonged restrictions than experienced by United States-based businesses. Our contract manufacturers’ ability to manufacture our products may be impaired by any material disruption to their employee staffing, procurement, manufacturing, or warehousing capabilities because of COVID-19 or similar outbreaks.

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

The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we have in the past been, and may be required to recall or withdraw products, suspend production of our products or cease operations, which may lead to a material adverse effect on our business. For example, in 2019 we recalled certain volumes of our Performance Mushroom supplement due to an overstatement of iron content on the product’s packaging. In addition, customers may stop placing or cancel orders for such products as a result of such events.

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

A significant proportion of our products are produced at our manufacturing facility in Sisters, Oregon. A significant disruption at that facility or to any of our key production equipment, even on a short-term basis, could impair our ability to timely produce and ship products, which could have a material adverse effect on our business, financial position and results of operations. In the past, we have had manufacturing delays due to damaged and malfunctioning equipment and cannot fully insure against the effects of such delays on our business. Our manufacturing operations are vulnerable to interruption and damage from natural and other types of disasters, including earthquake, fire, floods, volcanic events, droughts, environmental accidents, winter storms, power loss, disease outbreaks or pandemics such as the COVID-19 pandemic, communication failures and similar events. If any disaster were to occur at our facility, our ability to operate our business at our facilities would be seriously impaired.

We rely on a small number of suppliers to provide our raw materials, and our supply chain may be interrupted and prevent us from obtaining the necessary materials we need to operate.

We rely on suppliers and vendors to meet our high-quality standards and supply products in a timely and efficient manner. There is, however, no assurance that quality natural and organic products will continue to be available to meet our specific and growing needs. This may be due to, among other reasons, problems with our suppliers’ and vendors’ businesses, finances, labor relations, ability to export materials, international shipping delays, product quality issues, costs, production, crop yields, insurance, and reputation, as well as disease outbreaks or pandemics such as the COVID-19 pandemic, acts of war, terrorism, natural disasters, fires, earthquakes, flooding or other catastrophic occurrences. If for any reason our suppliers or vendors became unable or unwilling to continue to provide services to us, this would likely lead to a temporary interruption in our ability to import our products until we found another entity that could provide these services. Failure to find a suitable replacement, even on a temporary basis, would have a material adverse effect on our ability to meet our current production targets, make it difficult to grow and would have an adverse effect on our results of operations.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Vietnam, Indonesia, and Sri Lanka geographically accounted for approximately 64% of our total raw materials and packaging purchases for the year ended December 31, 2021. Vietnam, Indonesia, China, and Sri Lanka geographically accounted for approximately 69% of our total raw materials and packaging purchases for the year ended December 31, 2020. In the event that our supply from our current suppliers is interrupted, our operations may be interrupted resulting in lost revenue, added costs and distribution delays that could harm our business and customer relationships until we are able to identify and enter into an agreement with one or more alternative suppliers.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Jason Vieth, Laird Hamilton, Valerie Ells, and Scott McGuire. Our executive officers or key personnel could terminate their employment with us at any time without penalty. Mr. Hamilton and certain other of our executive officers frequently participate in a wide variety of activities, including extreme mountain, desert, snow and ocean sports, motorsports, which have in the past resulted in serious injuries to members of our management team, and subject them to a significant risk of serious injury or death. In addition, we do not maintain key person life insurance policies on any of our employees. The loss of one or more of these executive officers or key personnel could seriously harm our business and may prevent us from implementing our business plan in a timely manner, or at all.

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

We sell a substantial portion of our products through retailers such as Costco, Natural Grocers, CVS, Kroger and REI, distributors such as United Natural Foods, Inc. and KeHE Distributors, and online through Amazon.com, and we depend on these third parties to sell our products to consumers. The largest retailer of our products for the years ended December 31, 2021 and 2020 was Costco, which accounted for 13% and 23% of our total net sales, respectively. In addition, net sales through Amazon.com accounted for 16% and 21% of our total net sales for the years ended December 31, 2021 and 2020, respectively. No other retailer or distributor represented more than 10% of our total net sales in 2021 or 2020.

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

Our customer acquisition costs may increase and our customer lifetime values may decrease, harming our margins and results.

Our business is dependent upon the success of our sales and customer acquisition and retention strategies, and our marketing efforts are focused on building our brand and acquiring new customers. As our business grows, our marketing dollars may become less effective as we run out of sources of free or low-cost traffic to our websites and are compelled to use less proprietary and more competitive sources of customer acquisition. In addition, customers acquired through more competitive channels may have lower retention rates compared to customers acquired through low-cost channels such as the social media presences of Mr. Hamilton and Ms. Reece, leading to lower customer lifetime values. To the extent our customer acquisition costs increase or our lifetime customer values decrease, our margins and results of operations will be harmed.

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

Our information technology systems may be vulnerable to a variety of interruptions, as a result of our enterprise platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, cyber-attacks, and other security issues. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm.

To date, we have experienced a break-in against one of our social media accounts which was quickly remediated, and a third party that processes payments for our website experienced a data breach in which certain customer data (but not credit card numbers, Social Security numbers or similar sensitive personal information) may have been compromised, but We have not experienced a material breach of cyber security, either directly or indirectly. While we have implemented administrative and technical controls, maintained information security training programs, maintained external reviews, and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks, ransomware attacks, or other security breaches to our computer systems, which could have a material adverse effect on our business, financial condition or results of operations. Similarly, while we currently maintain insurance that is intended to cover security and information system incidents, the insurance may not cover all or any of the losses, types of claims, damages to our brand, or damages to our reputation due to the specific facts and circumstances surrounding the event, and such insurance may not remain available on advantageous terms or at all.

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

From time to time, we may consider opportunities to acquire other products or businesses that may expand the breadth of our markets or customer base. The success of future mergers and acquisitions will be dependent upon our ability to effectively integrate the acquired products and operations into our business. Integration can be complex, expensive and time-consuming. The failure to successfully integrate products or businesses in a timely and cost-effective manner could materially adversely affect our business, prospects, results of operations and financial condition. The diversion of our management’s attention and any difficulties encountered in any integration process could also have a material adverse effect on our ability to manage our business. Risks associated with strategic mergers and acquisitions include, but are not limited to, integrating manufacturing, distribution, sales, accounting, financial reporting and administrative support activities, securing information and technology systems, transferring customer data, and managing new business models, new categories, and new territories. In addition, the integration process could result in the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, or policies, any of which could adversely affect our ability to maintain the appeal of our brand and our relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits of such acquisitions and could harm our financial performance. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or businesses. Additionally, an additional risk inherent in any acquisition is that we fail to realize a positive return on our investment.

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
•
the size of our market float.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many small-cap companies. Stock prices of many small-cap companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These extreme market fluctuations have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums, and it is unclear how long this volatility will last. Due to our customer basis, online presence, and founders’ reputation, among other factors, our stock may be subject to similar market volatility in the future not necessarily related to the performance of our business. In the past, shareholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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

Our officers and directors continue to have significant influence over us through their ownership of shares of our common stock. As of December 31, 2021, our directors and officers beneficially own shares of our common stock which represented approximately 14% of the voting power of our outstanding capital stock. As a consequence, our directors and officers will have the power to affect our management and affairs and overall matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets, for the foreseeable future. This concentrated control limits or restricts our shareholders’ ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

Economic and business factors could result in impairment of goodwill and intangible assets.

Current and future economic conditions, as well as the other risks noted in this Item 1A, may adversely impact our ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins. As discussed under “Critical Accounting Policies” included elsewhere in this report, these events could materially reduce our profitability and cash flows which could, in turn, lead to impairment of our goodwill and intangible assets. Furthermore, significant negative industry or general economic, market or other trends, disruptions to our business and unexpected significant changes or planned changes in our use of goodwill and intangible assets. Any future impairment could have a material adverse effect on our business, financial condition, or results of operations.

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

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
being permitted to provide only two years of audited consolidated financial statements, in addition to any required unaudited interim consolidated financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting of Section 404(b) of the Sarbanes-Oxley Act;

•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease approximately 6,888 square feet of commercial space for manufacturing, distribution and related office use in one building, a second lease provides us approximately 13,600 square feet of further commercial space for manufacturing, distribution and related office use, and a third lease provides us with approximately 28,600 square feet for our customer fulfillment center. On March 15, 2019, we purchased lots adjacent to our current manufacturing facility in Sisters, Oregon. We believe that our existing facilities and other available properties will be sufficient for our needs for the foreseeable future.

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

Holders

As of March 7, 2022, there were 57 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We currently intend to retain all available funds and any future earnings, if any, to fund the growth and development of our business, and therefore we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. All references to share and per share data and related information in this Annual Report on Form 10-K have been retroactively adjusted to reflect the two-for-one split of our common stock effected on August 19, 2020.

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

We have experienced strong sales growth since inception. Net sales increased to $36.8 million for the year ended December 31, 2021, from $25.8 million for the year ended December 31, 2020, representing net sales growth of 43%. The growth in the year ended December 31, 2021 was primarily driven by a significant expansion of our customer base in both online and traditional wholesale channels as we continue to invest in marketing and advertising and continue to expand product offerings to drive sales volume growth.

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

Our online business is two pronged and consists of direct-to-consumer sales (lairdsuperfood.com and pickybars.com) and Amazon.com. For the years ended December 31, 2021 and 2020, our online business made up 62% and 56% of our net sales, respectively. Lairdsuperfood.com is a platform that provides an authentic brand experience for our customers that drives engagement and provides feedback for future product development, while generating highly attractive margins. We view our growing proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. Content on our websites allows Laird Superfood to educate consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for almost three-fourths of direct-to-consumer sales for the year ended December 31, 2021.

Our wholesale business addresses the $800 billion grocery industry, specifically the $259 billion Natural, Organic and Functional Foods and Beverages sub-segment, which has been increasing its proportion of the grocery industry, as well as many non-grocery retail channels. For the years ended December 31, 2021 and 2020, wholesale made up 37% and 42% of our net sales, respectively. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, outdoor and drug stores. We currently estimate our products are in over 8,100 retail door locations with over 36,000 points of distribution and we believe the long-term potential store base exceeds 20,000 retail locations in the United States. The diversity of our retail channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

Appointment of new CEO

Effective January 31, 2022, the Company’s Board of Directors appointed Jason Vieth as the Company’s President and Chief Executive Officer and elected Mr. Vieth as a director of the Company. Mr. Vieth joined the Company from Sovos Brands, Inc., where he most recently served as executive vice president and group general manager of the Breakfast and Snacks segment. Before joining Sovos Brands in January 2020, Mr. Vieth served as chief executive officer of Poppi, a producer of prebiotic soda, from April 2019 to January 2020 and president of Life Time Fitness’ Life Cafe from April 2017 to April 2019 and held various management positions for WhiteWave Foods Company from January 2008 to April 2017. Mr. Vieth replaced Paul Hodge, who stepped down as President and Chief Executive Officer and a director of the Company upon Mr. Vieth’s appointment.

Picky Bars Acquisition

On May 3, 2021, the Company acquired Picky Bars, LLC (“Picky Bars”), an innovator in the healthy snack industry focused on nutritionally balanced, real-food products, for a cash-free, debt free purchase price of $11.1 million, subject to customary working capital adjustments, and 53,133 shares of Company common stock, subject to certain vesting conditions.

Revolving Credit Facility

On September 2, 2021, the Company entered into a revolving line of credit with Wells Fargo Bank National Association in a principal amount not exceeding $9.5 million. The line of credit has a maturity date of August 31, 2022. The outstanding amounts under the line of credit have an interest rate calculated as Daily Simple Secured Overnight Financing Rate plus 1.5% per annum until paid in full.

Key Factors Affecting our Performance

We believe that our future performance will depend on many factors, including the following:

Ability to Grow Our Customer Base in both Online and Traditional Wholesale Distribution Channels

We are currently growing our customer base through both paid and organic online channels, as well as by expanding our presence in a variety of physical retail distribution channels. Online customer acquisitions typically occur at our direct websites lairdsuperfood.com and pickybars.com, and Amazon.com. Our online customer acquisition program includes paid and unpaid social media, search, display and traditional media. Our products are also sold through a growing number of physical retail channels. Wholesale customers include grocery chains, natural food outlets, club stores, and drug stores, and food service customers include coffee shops, gyms, restaurants, hospitality venues and corporate dining services, among others. Customer acquisition in physical retail channels depends on, among other things, paid promotions through retailers, display and traditional media.

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

Components of Results of Operations

Sales, net

We sell our products indirectly to consumers through a broad set of physical wholesale channels. We also derive revenue from the sale of our products directly to consumers through our direct websites, as well as third-party online channels.

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

We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and higher expenses for insurance, investor relations and professional services. We expect our general and administrative expenses will increase as our business grows.

Income Taxes

Due to our history of operating losses and expectation of future operating losses, we do not expect any significant income tax expenses and benefits for the foreseeable future.

Results of Operations

Comparison of the years ended December 31, 2021 (“FY2021”) and December 31, 2020 (“FY2020”)

The following table summarizes our results of operations for the periods indicated:

	For the Years Ended December 31,		$	%
	2021	2020	Change	Change
Sales, net	$36,810,953	$25,783,226	$11,027,727	43%
Cost of goods sold	(27,379,082)	(19,204,642)	(8,174,440)	43%
Gross profit	9,431,871	6,578,584	2,853,287	43%
Gross margin	25.6%	25.5%
General and administrative	16,459,262	8,828,279	7,630,983	86%
Research and product development	1,030,127	508,170	521,957	103%
Sales and marketing	15,894,898	10,171,306	5,723,592	56%
Total expenses	33,384,287	19,507,755	13,876,532	71%
Operating loss	(23,952,416)	(12,929,171)	(11,023,245)	85%
Total other income	99,704	78,870	20,834	26%
Loss before income taxes	(23,852,712)	(12,850,301)	(11,002,411)	86%
Income tax expense	(17,834)	—	(17,834)	100%
Net loss	(23,870,546)	(12,850,301)	(11,020,245)	86%
Less deemed dividend of beneficial conversion feature	—	(825,366)	825,366	(100)%
Less deemed dividend of warrants	—	(825,366)	825,366	(100)%
Net loss attributable to Laird Superfood, Inc. common stockholders	$(23,870,546)	$(14,501,033)	$(9,369,513)	65%

Sales, Net

	For the Years Ended December 31,		2021 v. 2020 Change
	2021	2020	$	%
Sales, net	$36,810,953	$25,783,226	$11,027,727	43%

Net sales increased to $36.8 million FY2021, compared to $25.8 million in FY2020. This increase was due to growth in our online and wholesale channels, primarily caused by an increase in sales volume, as well as the acquisition of Picky Bars. Products introduced after FY2020, including Activate Immune Support, Aloha Plant Milk, Baking Mixes, Mushroom Botanicals, OatMac Superfood Creamers, Picky Bars products, Renew Protein, and Renew Rest & Recover, and additional Liquid Creamer flavors, accounted for $5.1 million of sales in FY2021. Year-over-year sales growth in existing products accounted for $5.7 million of the increase in net sales in FY2021 over FY2020. During FY2021, 38% of all direct online orders were repeat orders, compared to 36% in FY2020, and 39% of our direct online net sales came from subscription programs, compared to 30% in FY2020.

Cost of Goods Sold

	For the Years Ended December 31,		2021 v. 2020 Change
	2021	2020	$	%
Cost of Goods Sold	$(27,379,082)	$(19,204,642)	$(8,174,440)	43%

Cost of goods sold increased to $27.4 million in FY2021 from $19.2 million in FY2020, primarily due to sales growth in the 2021 period and the corresponding increase in consumables and outbound shipping and freight expenses ($5.9 million increase), as well as elevated labor costs ($1.1 million increase), increased co-packing costs primarily associated with our liquid creamer product line ($0.6 million increase), and general inflationary pressures.

Gross Profit

	For the Years Ended December 31,		2021 v. 2020 Change
	2021	2020	$	%
Gross Profit	$9,431,871	$6,578,584	$2,853,287	43%

Gross profit increased to $9.4 million in FY2021 from $6.6 million in FY2020. Gross margin was 25.6% in FY2021 compared to 25.5% in FY2020 with benefits related to reduced inbound freight costs, labor efficiency, and optimized DTC parcel cost, offset by elevated outbound wholesale freight expenses, increased co-packing costs primarily associated with our liquid creamer product line, mix shift, and general inflationary pressure.

Operating Expenses

	For the Years Ended December 31,		2021 v. 2020 Change
	2021	2020	$	%
Operating Expenses
General and Administrative	$16,459,262	$8,828,279	$7,630,983	86%
Research and Product Development	1,030,127	508,170	521,957	103%
Sales and Marketing	15,894,898	10,171,306	5,723,592	56%
Total Operating Expenses	$33,384,287	$19,507,755	$13,876,532	71%

General and administrative expense increased to $16.5 million in FY2021 from $8.8 million in FY2020, primarily due to costs of operating as a publicly traded company. FY2021 included elevated expenses related to stock-based compensation ($2.1 million increase), personnel costs ($1.3 million increase), insurance expense ($1.5 million increase), professional fees ($1.3 million increase), reserve against prepaid assets ($0.2 million increase), and amortization of intangible assets ($0.4 million increase). Nonrecurring expenses related to our acquisition of Picky Bars and CEO search amounted to $0.4 million.

Research and product development expense increased to $1.0 million in FY2021 from $0.5 million in FY2020, primarily due to costs incurred to bring new products to market.

Sales and marketing expense increased to $15.9 million in FY2021 from $10.2 million in FY2020, primarily due to advertising expense and marketing fees ($6.1 million increase), partially offset by decreased stock-based compensation ($0.4 million decrease).

Other Income

	For the Years Ended December 31,		2021 v. 2020 Change
	2021	2020	$	%
Other income	$99,704	$78,870	$20,834	26%

Other income is composed of interest income and dividend income related to investment securities available-for-sale, grant income from the conversation of notes payable, as well as other non-operating costs. Other income increased to $99.7 thousand of income in FY2021 from $78.9 thousand of income in FY2020, primarily the result of long-term notes payable converting to grant income of $51.0 thousand, offset by declining interest rates in FY2021, as well as realized gains on the sale of available for sale securities in FY2020.

Income Tax Expense

	For the Years Ended December 31,		2021 v. 2020 Change
	2021	2020	$	%
Income tax expense	$(17,834)	$—	$(17,834)	100%

Income tax expense increased to $17.8 thousand in FY2021 from $0 in FY2020, due to a deferred tax liability of $17.8 thousand for the book versus tax basis difference related to the goodwill intangible asset acquired in the Picky Bars acquisition, also known as a “naked credit.”. We maintain a valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. Due to our history of operating losses and expectation of future operating losses, we do not expect any significant income tax expenses or benefits for the foreseeable future.

Liquidity and Capital Resources

As of December 31, 2021, we had incurred accumulated net losses of $55.8 million, including operating losses of $24.0 million and $12.9 million for FY2021 and FY2020, respectively. We expect to incur additional operating losses as we continue efforts to grow our business, and we expect to incur additional expenses associated with being a public company. We have historically financed our operations and capital expenditures through private placements of our preferred stock and common stock, our initial public offering, as well as lines of credit and term loans.

Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.

As of December 31, 2021, we had $31.7 million of cash-on-hand and investments and $19.7 million of available borrowings under our lines of credit. As of December 31, 2020, we had $65.9 million of cash-on-hand and investments and $11.0 million of available borrowings under our lines of credit. As of December 31, 2021, and December 31, 2020, we had $0 and $51.0 thousand outstanding under our forgivable loan with the City of Sisters, Oregon, respectively, and no amounts were outstanding under our lines of credit.

We have purchased five adjoining lots providing opportunity for expansion of our campus if needed. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our product platforms, the introduction of new products and acquisition activity. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•
Cash outflows for capital expenditures were $1.6 million in 2021 and $1.1 million in 2020. We expect capital expenditures to increase in fiscal 2022 to support the increase in our manufacturing and production capacity needs.
•
The Company has lease arrangements for certain equipment and facilities, including corporate and manufacturing space. As of December 31, 2021, the Company had fixed lease payment obligations of $6.7 million, with $0.7 million payable within 12 months.
•
As of December 31, 2021, $3.8 million of current liabilities were accrued related to short term operating activities.
•
Advertising and marketing expenditures were $12.1 million in 2021 and $5.8 million in 2020. We expect to continue to invest in these activities as part of the strategic expansion of sales volume.

We expect to continue to incur operating losses for the foreseeable future and may require additional capital resources to continue to grow our business. We believe our cash, cash equivalents and marketable securities, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans.

Comparison of the years ended December 31, 2021 ("FY2021") and December 31, 2020 ("FY2020")

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	For the Years Ended
	December 31,
	2021	2020
Cash flows used in operating activities	$(22,095,807)	$(14,683,972)
Cash flows used in investing activities	(12,639,286)	(4,280,987)
Cash flows from financing activities	576,247	75,168,930
Net change in cash	$(34,158,846)	$56,203,971

Cash Flows used in Operating Activities

Cash used in operating activities was $22.1 million for FY2021 as compared to $14.7 million in FY2020, both of which are primarily the result of the operating losses for the periods as well as increasing inventory levels.

Cash Flows used in Investing Activities

Cash used in investing activities was $12.6 million in FY2021 as compared to $4.3 million in FY2020. The change is primarily due to the acquisition of Picky Bars in FY2021 and net purchases of available-for-sale investments in FY2020.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.6 million in FY2021 compared to $75.2 million in FY2020. Cash provided for FY2021 primarily related to stock option exercises, partially offset by payroll tax payments withheld from stock-based compensation and common stock issuance costs, while cash provided for FY2020 primarily related to our initial public offering.

Segment Information

We have one operating segment and one reportable segment, as our Chief Executive Officer reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

We recognize revenue for the sale of our product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale. Revenue is measured by the transaction price, which is defined as the amount of consideration we expect to receive in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes consumer incentives, trade promotions, and allowances, such as coupons, discounts, rebates, incentives, cooperative advertising, and other programs. Variable consideration related to these programs is recorded as a reduction to revenue based on amounts we expect to pay.

The transaction price contains estimates of known or expected variable consideration. We base these estimates on current performance, historical utilization, and projected redemption rates of each program. We review and update these estimates regularly until the incentives or product returns are realized and the impact of any adjustments are recognized in the period the adjustments are identified.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to recognize revenue. As noted above, estimates are made based on historical experience and other factors. Typically, programs that are offered have a short duration and, historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual consolidated financial statements. However, if the level of redemption rates or performance were to vary significantly from estimates, we may be exposed to gains or losses that could be material. We have not made any material changes in the accounting methodology used to recognize revenue during the past three fiscal years.

Business Combinations

We account for acquired businesses using the acquisition method of accounting, which requires that once control of a business is obtained, 100% of the assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

We use various models to determine the value of assets acquired and liabilities assumed such as net realizable value to value inventory, cost method and market approach to value property, and multi-period excess earnings to value intangibles and discounted cash flow to value goodwill.

For significant acquisitions we may use independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed.

Significant judgment is often required in estimating the fair value of assets acquired and liabilities assumed, particularly intangible assets. We make estimates and assumptions about projected future cash flows including sales growth, operating margins, attrition rates, and discount rates based on historical results, business plans, expected synergies, perceived risk and marketplace data considering the perspective of marketplace participants. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may be considered to have indefinite useful lives.

While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, which could result in subsequent impairments. During the year ended December 31, 2021, we had a material business combination with Picky Bars. See Note 2 to our audited consolidated financial statements included elsewhere in this Form 10-K for more information.

Impairment of Goodwill and Long-Lived Assets

Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than its carrying amount or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The quantitative test compares the fair value of a reporting unit with its carrying amount. Upon performing the quantitative test, if the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.

Long-lived assets and definite life intangibles are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use the asset, a change in its physical condition, or an unexpected change in financial performance. When evaluating long-lived assets and definite life intangibles for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. For assets held for sale, we compare the carrying value of the disposal group to fair value. The impairment is the excess of the carrying value over the fair value of the asset. During the years ended December 31, 2021 and 2020, impairment charges for long-lived assets were $8,317 and $239,734, respectively.

Stock Incentive Plan

Compensation cost relating to share-based payment transactions is measured based on the grant date fair value of the equity or liability instruments issued. The fair value of the compensation is estimated utilizing valuation methods including Black-Scholes and Monte Carlo, and is calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. While there is inherent uncertainty in the estimated fair value of the awards, management believes that the expectations and assumptions are reasonable.

Recent Accounting Pronouncements

See Recently Issued Accounting Pronouncements in Note 1 to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Auditor Firm Id:	659	Auditor Name:	Moss Adams LLP	Auditor Location:	Portland, Oregon, USA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Laird Superfood, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Laird Superfood, Inc (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the year(s) then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Portland, Oregon

March 8, 2022

We have served as the Company’s auditor since 2018.

LAIRD SUPERFOOD, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2021	December 31, 2020
Assets
Current assets
Cash, cash equivalents, and restricted cash	$23,049,234	$57,208,080
Accounts receivable	1,268,718	839,659
Investment securities available-for-sale	8,635,077	8,706,844
Inventory	10,221,343	6,295,898
Prepaid expenses and other current assets, net	3,827,543	2,847,319
Deposits	679,919	97,674
Total current assets	47,681,834	75,995,474
Noncurrent assets
Property and equipment, net	4,512,935	3,513,488
Intangible assets, net	4,838,854	137,092
Goodwill	6,486,000	—
Deferred rent	2,327,752	2,696,646
Total noncurrent assets	18,165,541	6,347,226
Total assets	$65,847,375	$82,342,700
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$888,768	$1,315,964
Payroll liabilities	814,163	722,915
Accrued expenses	2,083,090	704,543
Total current liabilities	3,786,021	2,743,422
Long-term liabilities
Deferred tax liability, net	7,534	—
Note payable	—	51,000
Total long-term liabilities	7,534	51,000
Total liabilities	3,793,555	2,794,422
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 9,460,243 and 9,094,539 issued and outstanding at December 31, 2021, respectively; 9,247,758 and 8,892,886 issued and outstanding at December 31, 2020, respectively	9,095	8,893
Additional paid-in capital	117,903,455	111,452,346
Accumulated other comprehensive income (loss)	(61,016)	14,207
Accumulated deficit	(55,797,714)	(31,927,168)
Total stockholders’ equity	62,053,820	79,548,278
Total liabilities and stockholders’ equity	$65,847,375	$82,342,700

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December,
	2021	2020
Sales, net	$36,810,953	$25,783,226
Cost of goods sold	(27,379,082)	(19,204,642)
Gross profit	9,431,871	6,578,584
General and administrative
Salaries, wages and benefits	4,822,910	3,546,489
Stock-based compensation	3,569,416	1,424,803
Professional fees	2,232,171	963,791
Insurance expense	2,140,208	666,045
Office expense	1,217,651	735,669
Occupancy	430,148	612,998
Merchant service fees	598,657	375,792
Other expense	1,448,101	502,692
Total general and administrative expenses	16,459,262	8,828,279
Research and product development
Salaries, wages and benefits	421,521	272,605
Stock-based compensation	23,561	10,261
Product development expense	566,695	209,275
Other expense	18,350	16,029
Total research and product development expenses	1,030,127	508,170
Sales and marketing
Salaries, wages and benefits	2,529,231	2,669,384
Stock-based compensation	228,968	661,026
Advertising	7,570,879	4,257,963
General marketing	4,491,446	1,568,258
Other expense	1,074,374	1,014,675
Total sales and marketing expenses	15,894,898	10,171,306
Total expenses	33,384,287	19,507,755
Operating loss	(23,952,416)	(12,929,171)
Other income (expense)
Interest and dividend income	48,704	64,943
Gain on sale of available-for-sale securities	—	13,927
Grant income	51,000	—
Total other income	99,704	78,870
Loss before income taxes	(23,852,712)	(12,850,301)
Income tax expense	(17,834)	—
Net loss	$(23,870,546)	$(12,850,301)
Less deemed dividend of beneficial conversion feature	—	(825,366)
Less deemed dividend on warrant discount	—	(825,366)
Net loss attributable to Laird Superfood, Inc. common stockholders	$(23,870,546)	$(14,501,033)
Net loss per share attributable to Laird Superfood, Inc common stockholders:
Basic	$(2.66)	$(2.61)
Diluted	$(2.66)	$(2.61)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	8,983,294	5,546,078

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2021	2020
Net loss	$23,870,546	$14,501,033
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax(1)	(75,223)	14,433
Total other comprehensive income (loss)	(75,223)	14,433
Comprehensive loss	$23,795,323	$14,515,466

(1)
The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. See note 10 for the estimated tax benefit deferred.

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances, January 1, 2020	314,593	$6,722,951	4,188,558	$4,188	$27,184,250	$(226)	$(19,076,867)	$8,111,345
Stock-based compensation	—	—	14,660	15	2,318,487	—	—	2,318,502
Stock option exercises	—	—	19,434	19	259,728	—	—	259,747
Less: repurchased common stock	—	—	(1,416)	(1)	(20,531)	—	—	(20,532)
Preferred stock issuances	383,142	10,000,006	—	—	—	—	—	—
Beneficial conversion feature on Preferred Series B-1	—	(825,366)	—	—	825,366	—	—	825,366
Deemed dividend of beneficial conversion feature	—	825,366	—	—	(825,366)	—	—	(825,366)
Allocation of preferred series B-1 proceeds to warrant	—	(825,366)	—	—	825,366	—	—	825,366
Deemed dividend on warrant discount	—	825,366	—	—	(825,366)	—	—	(825,366)
Preferred stock issuance costs	—	(147,721)	—	—	—	—	—	—
Preferred stock conversion	(697,735)	(16,575,236)	1,395,470	1,396	16,573,840	—	—	16,575,236
Common stock issuances	—	—	3,276,180	3,276	66,107,241	—	—	66,110,517
Common stock issuance costs	—	—	—	—	(1,268,772)	—	—	(1,268,772)
Capital contribution	—	—	—	—	298,103	—	—	298,103
Other comprehensive income, net of tax	—	—	—	—	—	14,433	—	14,433
Net loss	—	—	—	—	—	—	(12,850,301)	(12,850,301)
Balances, December 31, 2020	—	$—	8,892,886	$8,893	$111,452,346	$14,207	$(31,927,168)	$79,548,278
Stock-based compensation	—	—	—	—	4,040,207	—	—	4,040,207
Less: Withholding tax payments for share-based compensation	—	—	(2,848)	(3)	(219,155)	—	—	(219,158)
Stock option exercises	—	—	100,211	100	810,556	—	—	810,656
Common stock issuance costs	—	—	—	—	(82,043)	—	—	(82,043)
Restricted stock units issued	—	—	46,758	48	—	—	—	48
Common stock issued for business acquisition costs	—	—	53,134	53	1,834,804	—	—	1,834,857
Employee stock purchase plan shares issued	—	—	4,398	4	66,740	—	—	66,744
Other comprehensive loss, net of tax	—	—	—	—	—	(75,223)	—	(75,223)
Net loss	—	—	—	—	—	—	(23,870,546)	(23,870,546)
Balances, December 31, 2021	—	$—	9,094,539	$9,095	$117,903,455	$(61,016)	$(55,797,714)	$62,053,820

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
Cash flows used in operating activities
Net loss	$(23,870,546)	$(12,850,301)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	596,505	474,621
Amortization	385,093	10,152
Gain on disposal of equipment	(6,400)	—
Stock-based compensation	4,040,207	2,318,502
Reserve for prepaid assets	179,000	—
Restricted stock awards	—	62,431
Noncash conversion of note payable to grant income	(51,000)	—
Impairment on property, plant, and equipment	8,317	239,734
Deferred taxes	7,534	—
Gain on sale of investment securities available-for-sale	—	13,927
Changes in operating assets and liabilities:
Accounts receivable	(382,970)	(454,853)
Inventory	(3,199,439)	(3,859,932)
Prepaid expenses and other current assets	(922,058)	(2,256,511)
Deferred rent	368,894	360,786
Deposits	(86,920)	30,954
Accounts payable	(474,519)	591,213
Payroll liabilities	82,059	231,824
Accrued expenses	1,230,436	403,481
Net cash from operating activities	(22,095,807)	(14,683,972)
Cash flows used in investing activities
Purchase of property, plant, and equipment	(1,555,191)	(1,059,858)
Proceeds on sale of property, plant, and equipment	12,700	—
Deposits on equipment to be acquired	(489,325)	—
Purchase of software	(156,855)	—
Acquisition of a business, net of cash acquired (note 2)	(10,449,587)	—
Purchase of investment securities available-for-sale	(1,028)	(8,171,129)
Proceeds from maturities of investment securities available-for-sale	—	4,950,000
Net cash from investing activities	(12,639,286)	(4,280,987)
Cash flows from financing activities
Issuance of common stock	66,744	66,110,517
Issuance of preferred stock	—	10,000,006
Common stock issuance costs	(82,043)	(1,268,772)
Preferred stock issuance costs	—	(147,721)
Capital contribution	—	298,103
Restricted stock units issued	48	—
Withholding tax payments for share based compensation	(219,158)	—
Repurchased common stock	—	(20,532)
Stock options exercised	810,656	197,329
Net cash from financing activities	576,247	75,168,930
Net change in cash and cash equivalents	(34,158,846)	56,203,971
Cash and cash equivalents beginning of year	57,208,080	1,004,109
Cash and cash equivalents end of year	$23,049,234	$57,208,080
Supplemental disclosures of non-cash information
Noncash conversion of note payable to grant income	$51,000	$—
Unrealized gain (loss) on available-for-sale securities	$(75,223)	$14,433
Common stock issued in connection with the acquisition of a business (note 2)	$1,834,857	$—
Conversion of preferred stock to common stock	$—	$16,575,236
Purchases of equipment included in deposits at the beginning of the year	$—	$14,699
Purchases of equipment included in accrued expenses	$26,141	$—

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC

Notes to Consolidated Financial Statements

1.
Nature of Operations and Summary of Significant Accounting Policies

The accompanying audited consolidated financial statements include the accounts of Laird Superfood, Inc. (the “Company” or “Laird Superfood”), a Delaware corporation. On July 3, 2018, the Company entered into a plan of conversion and was converted from a corporation under the laws of the State of Oregon to a corporation under the laws of the State of Delaware with an updated par value of $0.001 per share of common stock.

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

Basis of Accounting

The consolidated financial statements include the accounts of the Company. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the years ended December 31, 2021 and 2020.

Principles of Consolidation

These consolidated financial statements include the accounts of Laird Superfood, Inc. and our wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in our accompanying consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments include those related to the business combination, allowances for doubtful accounts and returns, inventory obsolescence, goodwill, intangible assets, valuation allowance for deferred taxes, reserves on prepaid expenses, and fair value of stock-based compensation.

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

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$22,932,663	$56,973,896
Restricted cash	116,571	234,184
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$23,049,234	$57,208,080

Amounts in restricted cash represent those that are required to be set aside by contractual agreement. On December 3, 2020, the Company entered into an agreement with DMV, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. During the years ended December 31, 2021 and 2020, we contributed $117,613 and $63,919, respectively, to these projects. The restriction will be released upon the completion of the projects.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents. At times, cash and cash equivalents balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company’s investment account (recognized as cash and cash equivalents) is with what the Company believes to be a high-quality issuer. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits as of December 31, 2021 and 2020 approximated $10,835,360 and $6,639,821, respectively.

Accounts Receivable

Accounts receivable consist principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, management determined no allowance for doubtful accounts was required as of December 31, 2021 and 2020.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of raw materials and packaging and finished goods. As of December 31, 2021 and 2020, inventory was comprised of the following:

	December 31, 2021	December 31, 2020
Raw materials and packaging	$4,771,671	$4,109,706
Finished goods	5,449,672	2,186,192
Total	$10,221,343	$6,295,898

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the years ended December 31, 2021 and 2020, the Company recorded $155,512 and $421,565, respectively, in inventory obsolescence primarily related to the Company’s liquid creamer product line.

As of December 31, 2021 and 2020, the Company had a total of $1,009,954 and $958,166, respectively, of prepayments for future raw materials inventory, which is included in prepaid expenses on the balance sheets.

Property and Equipment

Property and equipment are valued at cost, net of accumulated depreciation. Expenditures for maintenance and repairs that do not extend the useful life or increase the value of the assets are charged to expense in the period incurred. Additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for depreciation purposes for furniture and factory equipment range from 3 to 10 years. The useful life for leasehold improvements is the lesser of the lease term or the useful life. Construction in progress is not depreciated until such a time that the assets are completed and placed into service. For the years ended December 31, 2021 and 2020, depreciation expense was $596,505 and $474,621, respectively.

As of December 31, 2021 and 2020, the Company had a total of $489,325 and $0, respectively, of deposits for future equipment purchases, which is included in deposits on the balance sheets.

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

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $6,158,594 and $4,074,802 for the years ended years ended December 31, 2021 and 2020, respectively. Income generated from shipping costs billed through to customers was included in Sales, net in the statements of operations. Shipping income totaled $457,879 and $248,865 for the years ended December 31, 2021 and 2020, respectively.

Research and Product Development

Amounts spent on research and development activities are expensed as incurred as research and product development expense on the statements of operations. Research and product development expense was $1,030,127 and $508,170 for the years ended December 31, 2021 and 2020, respectively.

Advertising

Advertising costs are expensed when incurred. Advertising expenses for the years ended December 31, 2021 and 2020 was $7,570,879 and $4,257,963, respectively.

Marketing

Marketing costs are expensed when incurred. Marketing expenses for the years ended December 31, 2021 and 2020 was $4,491,446 and $1,568,258, respectively.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the consolidated financial statements and consist of income taxes currently due and deferred tax assets and liabilities. The Company may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), stock-based compensation, deferred rent, and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, the Company recorded a deferred tax valuation allowance of $13,124,828 and $7,563,110 as of December 31, 2021 and December 31, 2020, respectively. During the year ended December 31, 2021, the Company recorded a deferred tax liability of $7,534 to account for the book versus tax basis difference related to the goodwill intangible asset acquired in the Picky Bars acquisition, also known as a “naked credit.”

Repurchased Stock

Management presents repurchased stock (at cost) as a reduction in stockholders’ equity to more clearly reflect the historical stock repurchase transactions. There were no common stock repurchase transactions during the year ended December 31, 2021. There were two common stock repurchase transactions during the year ended December 31, 2020, totaling 1,416 shares of common stock and $20,532. Repurchases were valued at a price consistent with or less than the most recent private equity offering by the Company.

Stock Incentive Plan

The compensation cost relating to share-based payment transactions is recognized in the consolidated financial statements. The cost is measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost for all employee stock awards is calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for all consultant stock awards is calculated and recognized over the consultant’s service period based on the grant date fair value of the equity or liability instruments issued. Upon exercise of stock option awards or vesting of restricted stock units, recipients are issued shares of common stock. Pre-vesting forfeitures result in the reversal of all compensation cost as of the date of termination, post-vesting cancellation does not.

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

Stock Split

The Company’s board of directors and stockholders approved a 2-for-1 split of the Company’s common stock, which was effected on August 19, 2020. The split divided each share of the Company’s issued and outstanding common stock into two shares of common stock and correspondingly adjusted the conversion prices of its convertible preferred stock. No fractional shares were issued in connection with the split. The split was effective upon filing of the Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation on August 19, 2020. The Company has reflected the effect of the 2-for-1 split of its common stock (and the corresponding adjustment of the conversion prices of its preferred stock) in these consolidated financial statements as if it had occurred at the beginning of the earliest period presented.

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

License Agreement—Indefinite Lived Intangible Asset

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the balance sheets as of December 31, 2021 and 2020, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 16 for more information on the Company’s related party transaction with Mr. Hamilton.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness and biographical information commencing on July 1, 2015. This contribution, which is reported on the balance sheets as of December 31, 2021 and 2020, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 16 for more information on the Company’s related party transaction with Ms. Reece.

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

On May 26, 2020, the Company executed a License and Preservation Agreement with Mr. Hamilton, and Ms. Reece (the “2020 License”), which superseded the predecessor license and preservation agreement with both individuals. Among other modifications, the agreement (i) modified certain approval rights of Mr. Hamilton and Ms. Reece for use of their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing in the Company’s products, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred year term. No additional consideration was exchanged in connection with the agreement. As indefinite-lived intangibles, the Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the licensing agreements were less than the carrying amounts. Upon considering these factors, the Company determined it was more likely than not that the fair values of the 2020 License were not less than the carrying amounts; therefore, the Company recognized no impairment for the years ended December 31, 2021 and 2020.

Definite Lived Intangible Assets, net

Definite lived intangible assets consist of software and intangible assets arising from business combinations. Amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for amortization purposes range between 3 and 10 years. Amortization expense is allocated to general and administrative expense. For the years ended December 31, 2021 and 2020, amortization expense was $385,093 and $10,152, respectively.

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

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years or older. The 401(k) plan was initiated on July 1, 2018. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. For the years ended December 31, 2021 and 2020, the Company did not match employee contributions.

JOBS Act Accounting Election

The Company qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. An emerging growth company can elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. Currently, the Company has elected to file as an emerging growth company defined under the JOBS Act, and as such, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted in the year ended December 31, 2021.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“Topic 842”) (“ASU 2016-02”), whereby lessee will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The new standard is effective for emerging growth companies that have elected to use private company adoption dates for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company plans to adopt the new standard effective for the year ending December 31, 2022. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

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

On March 12, 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the SOFR. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.

On January 7, 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment (the “Discounting Transition”) are in the scope of ASC 848 and therefore qualify for the available temporary optional expedients and exceptions. As such, entities that employ derivatives that are the designated hedged item in a hedge relationship where perfect effectiveness is assumed can continue to apply hedge accounting without de-designating the hedging relationship to the extent such derivatives are impacted by the Discounting Transition.

The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently reviewing the effect of Topic 848 to our consolidated financial statements.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current year presentation. As a result, certain line items have been amended in the balance sheets, statements of operations, statements of cash flow, and the related notes to the consolidated financial statements with no impact to overall net loss.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the consolidated financial statements are available to be issued. The Company has evaluated events and transactions subsequent to December 31, 2021 for potential recognition of disclosure in the consolidated financial statements.

Effective January 31, 2022, the Company’s Board of Directors (the “Board”) appointed Jason Vieth as the Company’s President and Chief Executive Officer and elected Mr. Vieth as a director of the Company. On January 28, 2022, Paul Hodge, Jr. notified the Board of his resignation as President and Chief Executive Officer of the Company and as a member of the Board, effective January 31, 2022. In connection with Mr. Hodge’s resignation, Mr. Hodge and the Company entered into an independent contractor agreement pursuant to which Mr. Hodge will provide consulting services to the Company as needed and directed through April 30, 2022.

2.
Business Combinations

On May 3, 2021, the Company entered into a definitive agreement to purchase all of the outstanding membership interest units in Picky Bars, LLC (“Picky Bars”), innovators in the healthy snack industry focused on nutritionally balanced, real-food products to fuel performance, for a debt-free purchase price of $11,111,830 in cash, subject to customary working capital adjustments, and 53,133 shares of Company common stock, subject to certain vesting conditions. The transaction closed simultaneously with execution of the agreement. Picky Bars results of operations were included in the Company’s results beginning May 2021. Acquisition costs of Picky Bars in the amount of $278,140 are included in professional and legal fees the Company’s statement of operations for the year ended December 31, 2021. The fair value of the shares of common stock issued as part of the consideration paid for Picky Bars was determined on the basis of the closing price of the Company’s common stock on the acquisition date.

The following table summarizes the consideration paid for Picky Bars and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Cash	$11,111,830
Equity instruments	1,834,857
Fair value of total consideration transferred	$12,946,687
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$662,243
Accounts receivable	48,517
Prepaid expenses and other current assets	237,166
Deposits	6,000
Inventory	726,006
Property and equipment, net	55,378
Intangible assets	4,930,000
Total assets acquired	6,665,310
Accounts payable	47,323
Accrued expenses	131,661
Payroll liabilities	9,189
Contract liabilities	16,450
Total liabilities assumed	204,623
Total identifiable net assets	6,460,687
Goodwill	$6,486,000

The transaction is aligned with Laird Superfood’s strategic goals, specifically the addition of unique and innovative daily-use products across the Company’s omnichannel platform, and the acquisition of highly complementary assets such as a recurring direct-to-consumer customer base, and is expected to support continued net sales growth and improve the gross margin profile of the Company. Goodwill arising as a result of the acquisition of Picky Bars is primarily the result of synergies in business strategy, target market, and values, from expected cost savings from consolidating operations, and from the anticipated growth that the Company’s supply chain and resources will bring to Picky Bars’ operations. Operations continued with Picky Bars’ previous management and workforce at the Oregon facilities for the majority of the year and were completely integrated with Laird Superfood's operations as of December 31, 2021. The Company continues to operate as one segment. Our estimates of fair value of intangible assets are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill, as appropriate, in the period in which such revised estimates are identified.

The following table summarizes the components of the intangible assets acquired and their estimated useful lives:

	Estimated Useful Life	Fair Value
Trade names	10 years	$2,530,000
Customer relationships	10 years	1,990,000
Recipes	10 years	330,000
Social media agreements	3 years	80,000
Total intangible assets acquired		$4,930,000

Picky Bar operations contributed net sales of $3,512,006 and net income $242,379 of to the Company’s continuing operations for the year ended December 31, 2021.

The following unaudited pro forma summary presents the results of the Company as if the acquisition of Picky Bars had occurred on January 1 of the year prior to the acquisition:

	Years Ended December 31,
	2021	2020
Net Sales	$38,799,507	$29,901,954
Net Loss	$(23,583,464)	$(13,384,259)

3.
Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets:

	December 31, 2021	December 31, 2020
Prepaid insurance	$1,586,768	$1,446,189
Prepaid inventory	1,009,954	958,166
Prepaid subscriptions and license fees	455,781	225,567
Prepaid, other	240,657	152,324
Prepaid consulting	—	13,962
Prepaid advertising	253,750	—
Other current assets	459,633	51,111
Total prepaid and other assets	4,006,543	2,847,319
Reserve for prepaid inventory	(179,000)	—
Prepaid and other assets, net	$3,827,543	$2,847,319

4.
Investment securities

Investment securities consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2021
Federal agency bonds — mortgage-backed	$8,696,093	$—	$(61,016)	$8,635,077
Total investment securities available-for-sale	$8,696,093	$—	$(61,016)	$8,635,077

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2020
Federal agency bonds — mortgage-backed	$8,692,637	$14,207	$—	$8,706,844
Total investment securities available-for-sale	$8,692,637	$14,207	$—	$8,706,844

The amortized cost and estimated fair value of investment securities by contractual maturity, are shown below:

	Available-for-sale
December 31, 2021	Amortized cost	Estimated fair value
Due after one year through five years	$8,696,093	$8,635,077
Total investment securities available-for-sale	$8,696,093	$8,635,077

Investment securities with an estimated fair value of $8,635,077 and $8,706,844 as of December 31, 2021 and 2020, respectively, were pledged to secure our revolving line of credit. See Note 6 for additional information.

The Company had no investments reach maturity or sold during the year ended December 31, 2021. The Company had three investments reach maturity totaling $4,950,000 during the year ended December 31, 2020. The Company also recorded two sales and recognized a gain of $13,927 during the year ended December 31, 2020.

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
•
Level 3—significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize assets subject to fair value measurements:

Fair Value as of December 31, 2021	Level 1	Level 2	Level 3
Federal agency bonds — mortgage-backed	$—	$8,635,077	$—

Fair Value as of December 31, 2020	Level 1	Level 2	Level 3
Federal agency bonds — mortgage-backed	$—	$8,706,844	$—

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

6.
Revolving Lines of Credit

On September 2, 2021, the Company entered into a revolving line of credit with Wells Fargo Bank National Association in a principal amount not exceeding $9,500,000. The line of credit has a maturity date of August 31, 2022. The outstanding amounts under the line of credit have an interest rate calculated as Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.5% per annum until paid in full. The balance on the line of credit was $0 as of December 31, 2021. Management was in compliance with all financial covenants as of December 31, 2021.

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

On August 10, 2017, the Company entered into a revolving line of credit with East Asset Management, LLC (“East”) in a principal amount not exceeding the lesser of the borrowing base or $3,000,000. Upon the mutual agreement of the Company and East, the primary revolving line of credit may be expanded to $10,000,000, subject to an increase in the borrowing base. The borrowing base is comprised of (a) up to 90% of eligible accounts receivable aged 90 days or less from due date utilizing the average of a trailing three months of actual book value, plus (b) up to 90% of inventory and prepaid inventory book values utilizing the average of a trailing three months of actual book value. The outstanding amounts under the line of credit have a fixed interest rate of 15% per annum until paid in full and the line of credit has a maturity date of August 10, 2022. In the event of default, the interest rate would increase to 20% while such default exists. The line of credit is secured by a security interest in accounts receivable and inventory. The balance on the line of credit was $0 as of both December 31, 2021 and December 31, 2020. Management was in compliance with all financial covenants as of December 31, 2021 and December 31, 2020.

A secondary line of credit with East in an amount up to $200,000 is available to the Company, which is not subject to the requirements of the borrowing base. The secondary line of credit is secured by a security interest in the Company’s accounts receivable and inventory. The secondary line is available with the same draw and payback conditions as the primary line. The balance on the line of credit was $0 as of both December 31, 2021 and December 31, 2020.

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

7.
Long-term Debt

The following table presents the components of long-term debt:

	December 31, 2021	December 31, 2020
Forgivable loan, City of Sisters	$—	$51,000
Long-term debt	$—	$51,000

City of Sisters

On May 30, 2017, the Company entered into a forgivable loan agreement with the City of Sisters in the amount of $51,000. This forgivable loan was issued to help the Company expand its business operations in the city of Sisters, Oregon through eligible jobs. The Company had until May 30, 2020 to create jobs for 30 full-time employees with an average annual salary of $40,000 per person, and, once created and filled, the Company must maintain those jobs for an additional period of three years for the loan to be converted to a grant. If the requirements are not met, the Company is required to pay the loan in full, including interest of eight percent per annum on the unpaid principal amount. The Company created the eligible jobs as of April 1, 2018, and the loan was converted to a grant effective December 8, 2021.

8.
Property and Equipment, Net

Property and equipment, net is comprised of the following:

	December 31, 2021	December 31, 2020
Factory equipment	$3,278,035	$2,668,839
Land	947,394	947,394
Furniture and office equipment	592,316	532,116
Leasehold improvements	993,581	259,504
Construction in progress	148,984	—
	5,960,310	4,407,853
Accumulated depreciation	(1,447,375)	(894,365)
Property and equipment, net	$4,512,935	$3,513,488

9.
Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets acquired and liabilities assumed in connection with the acquisition of Picky Bars. The carrying amount of goodwill attributed to the acquisition of Picky Bars was $6,486,000 and $0 as of December 31, 2021 and December 31, 2020, respectively.

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

As of December 31, 2021, the Company performed its annual impairment review relative to goodwill, considering macroeconomic factors, industry and market considerations, cost factors and their potential impact on earnings and cash flow, overall financial performance, and other relevant entity-specific factors. Based on the Company's analysis of these factors, it was concluded that there is no impairment as of December 31, 2021.

In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions and their impact on the Company, as well as the current market capitalization forecasts.

Intangible Assets, Net

Intangible Assets, net is comprised of the following:

	December 31, 2021	December 31, 2020
Trade names (10 years)	$2,530,000	$—
Customer relationships (10 years)	1,990,000	—
Recipes (10 years)	330,000	—
Social media agreements (3 years)	80,000	—
Software (3-15 years)	188,662	31,807
Amortizable intangible assets	5,118,662	31,807
Accumulated amortization	(411,908)	(26,815)
Amortizable intangible assets, net	4,706,754	4,992
Licensing agreements (indefinite)	132,100	132,100
Total Intangible assets, net	$4,838,854	$137,092

The weighted-average useful life of all the Company’s intangible assets is 9.04 years.

For the years ended December 31, 2021 and 2020, amortization expense was $385,093 and $10,152, respectively.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to fifteen years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2022	$565,441
2023	564,139
2024	508,268
2025	485,120
2026	485,120
Thereafter	2,098,666
$4,706,754

Definite life intangibles are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use the asset, or an unexpected change in financial performance. When evaluating definite life intangibles for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. The Company considered the above factors when assessing whether the Company’s long-lived assets will be recoverable. Based on the analysis of the qualitative factors above, the Company concludes there is no impairment of long-lived assets as of December 31, 2021.

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

On January 1, 2021, the Company entered into a lease agreement with PX2, LLC (“PX2”) for warehousing, distribution, and related industrial purposes. Under this agreement, the cost of rent which the Company will pay to PX2 is solely the reimbursement of utilities relating to the Company’s use (i.e., electric, janitorial, insurance, and other bills, which are estimated to be de minimis and not greater than $1,000 per month). The lease expired on December 31, 2021.

The Company executed a third lease for additional warehouse and office space under a commercial lease with RII Lundgren Mill, LLC, dated October 1, 2021. The lease commenced on October 1, 2021 with monthly payments of $38,869, to escalate after 24 months by the lesser of 3% or the CPI adjustment. The initial lease term is ten years, and the Company has the option to renew the lease for two additional five-year periods.

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of December 31, 2021:

Payments Due by Period	Operating Leases(1)
2022	$685,670
2023	696,286
2024	717,174
2025	738,689
2026	760,849
Thereafter	3,105,990
$6,704,658

(1)
Operating lease obligations related to our manufacturing facility leases dated March 1, 2018, December 17, 2018, and October 1, 2021.

Rent expense is allocated to general and administrative expenses and cost of goods sold upon the sale of inventory. Rent expense for the years ended December 31, 2021 and 2020 was $1,180,028 and $856,680, respectively.

11.
Deferred Tax Assets and Liabilities

The Company had a tax net loss for the year ended December 31, 2021 and therefore has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions as well as subject to franchise taxes considered income taxes under ASC 740. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows for the years ended December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020

Income tax (benefit) expense at statutory rates	$(4,972,657)	$(3,519,871)
Valuation allowance for deferred tax assets	4,987,902	2,978,937
Stock-based compensation	105,126	592,048
Other, net	(102,537)	(51,114)
Reported income tax (benefit) expense	17,834	—
Effective tax rate:	0.08%	0.00%

The Company’s deferred tax assets and liabilities consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Noncurrent deferred tax assets:
Net operating loss carryforwards	$11,999,882	$7,444,857
Property and equipment	686,601	671,562
Research and development credits	165,216	106,526
Accrued expenses	98,296	75,702
Charitable contributions	38,447	—
Unexercised options	679,688	—
Total noncurrent deferred tax assets	13,668,130	8,298,647
Noncurrent deferred tax liabilities:
Deferred rent asset	568,787	735,537
Intangible assets	(17,951)	—
Total noncurrent deferred tax liabilities	550,836	735,537
Net noncurrent deferred tax assets	13,117,294	7,563,110
Valuation allowance	(13,124,828)	(7,563,110)
Total net noncurrent deferred tax liabilities	$(7,534)	$—

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not they will be realized; if not, a valuation allowance is required to be recorded. During the year ended December 31, 2021, the Company recorded an indefinite-lived deferred tax liability of $37,669 to account for the book vs. tax basis difference related to the goodwill intangible asset acquired in the Picky Bars acquisition and an indefinite-lived deferred tax asset of $30,135 related to the net operating losses ("NOL") incurred after 2017 that do not expire under the Tax Cuts & Jobs Act of 2017 ("TCJA"), netting to a $7,534 "naked credit." The indefinite-lived deferred tax liability must be excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the goodwill and the NOLs. As such, this indefinite-lived deferred tax liability cannot be used to reduce the valuation allowance for U.S. federal income tax purposes.

Apart from the $7,534 deferred tax expense mentioned above, as of December 31, 2021, the Company did not provide a current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. Management has determined that it was not more likely than not that the deferred tax assets would be realized, thus a full valuation allowance was recorded against the definite-lived deferred tax assets. The Company may reduce the valuation allowance against definite-lived deferred tax assets at such time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The Company has recorded a provision for state income taxes and a corresponding current state tax payable of $10,300.

The change in the valuation allowance for deferred tax assets and liabilities for the year ended December 31, 2021 was a net increase of $5,561,718. At December 31, 2021 and December 31, 2020, the Company had U.S. federal net operating losses (“NOLs”) totaling approximately $48,037,477 and $28,188,867, respectively. The Company had federal NOLs at December 31, 2021 totaling approximately $1,868,077 from 2017 and prior years that can be carried forward for 20 years, which begin to expire in 2036. At December 31, 2021 and December 31, 2020, the Company had federal NOLs totaling approximately $46,169,400 and $26,320,790, respectively from 2018 and subsequent years that can be carried forward indefinitely. The Company had state NOLs totaling $24,432,745 that can be carried forward for between 15 and 20 years. The Company had credits totaling $405,289 that can be carried forward for between 5 and 20 years.

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

The following table summarizes the Company’s stock option activity during the years ended December 31, 2021 and 2020:

	December 31, 2021
	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2021	887,640	$9.65	6.42	$33,433,274
Granted	56,541	20.78
Exercised/released	(100,211)	8.31
Cancelled/forfeited	(96,170)	15.57
Balance at December 31, 2021	747,800	$11.51	6.57	$1,143,013
Exercisable at December 31, 2021	552,512	$8.12	6.04	$2,714,963

	December 31, 2020
	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2020	788,528	$8.42	7.17	$4,799,381
Granted	174,078	16.07
Exercised/released	(23,434)	11.34
Cancelled/forfeited	(51,532)	11.53
Balance at December 31, 2020	887,640	$9.65	6.42	$33,433,274
Exercisable at December 31, 2020	660,890	$6.94	5.55	$26,684,957

The stock-based compensation expense is recognized ratably over the requisite service period for all awards. As a result of applying the provisions of ASC 718, “Compensation- Stock Compensation” (“ASC 718”), the Company recognized stock compensation expense of $4,040,207 and $2,318,502 for the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, the Company granted 56,541 and 174,078 stock option units, respectively, to employees. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $772,832 and $937,366, respectively. As of December 31, 2021 and 2020, there was $1,638,717 and $1,990,834, respectively, of total unrecognized compensation cost related to non-vested stock option share-based compensation arrangements with a remaining weighted-average vesting period of 1.83 years and 1.06 years, respectively.

During the year ended December 31, 2021, there were $219,158 of payroll taxes withheld from stock-based compensation which were remitted directly to the tax authorities on the behalf of the recipients of the awards. There were no payroll taxes withheld from stock-based compensation for remittance directly to the tax authorities on the behalf of the recipients of the awards during the year ended December 31, 2020.

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

During the year ended December 31, 2021, the Company granted 93,959 restricted stock units to 173 employees. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $1,516,390 and $287,101 in the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and December 31, 2020, there was $2,282,174 and $1,613,520, respectively, of total unrecognized compensation cost related to non-vested restricted stock units with a remaining weighted-average vesting period of 2.20 years and 1.89 years, respectively.

During the year ended December 31, 2021, the Company granted 189,608 market-based stock units (“MSUs”), respectively, to eight employees based on the agreed upon amounts in the market-based restricted stock unit agreements. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $1,716,080 for the year ended December 31, 2021. These MSUs vest upon the 30-day weighted average stock price reaching or exceeding established targets, after reaching certain time targets. As of December 31, 2021 there was $1,927,898 of total unrecognized compensation cost related to non-vested MSUs with a remaining weighted-average vesting period of 2.09 years. We estimate the grant-date fair value of the MSUs using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rate of return and dividend yield. Expected volatilities within the index are derived using historical volatilities of a selected peer group over a period equal to the length of the performance period. We base the risk-free rate of return on the yield of a zero-coupon U.S. Treasury bond with a maturity equal to the performance period and assume a 0% dividend rate. Compensation expense for these MSUs is recognized over the requisite service period regardless of whether the market conditions are satisfied.

On May 1, 2021, the Company enacted an enrollment period under its Employee Stock Purchase Plan (“ESPP”) which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of six months. On the exercise date, the participant may acquire shares at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using a component valuation model. During the year ended December 31, 2021, the Company issued 4,398 shares of common stock in connection with the ESPP. There are an estimated 1,166 shares of common stock issuable on April 30, 2022 included in payroll liabilities as of December 31, 2021. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $36,194 for the year ended December 31, 2021.

ASC 718 requires the use of the fair-value-based method for measuring the value of stock-based compensation. The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model, the MSUs on the grant date using a Monte Carlo simulation, and each restricted stock unit is estimated using the fair value of the Company’s stock on the date of grant. The estimated fair value of each grant of stock options awarded during the years ended December 31, 2021 and 2020 was determined using the following assumptions:

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

For the years ended December 31, 2021 and 2020, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	For the Years Ended December 31,
	2021	2020
Weighted-average expected volatility	52.12%	71.29%
Weighted-average expected term (years)	6.23	6.23
Weighted-average expected risk-free interest rate	0.72%	0.69%
Dividend yield	—	—
Weighted-average fair value of options granted	$20.78	$18.28

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

As of December 31, 2021 and 2020, the Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share, and there were no shares of preferred stock issued or outstanding.

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

14.
Earnings per Share

Basic earnings (loss) per share is determined by dividing net loss attributable to Laird Superfood, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is similarly determined, except that the denominator is increased to include the number of additional common and preferred shares that would have been outstanding if all dilutive potential common and preferred shares had been issued. Dilutive potential common and preferred shares consist of employee stock options and restricted stock units. The dilutive effect of employee stock options, restricted stock units, and convertible preferred stock issued by the Company and are calculated using the treasury stock method. The weighted average shares outstanding included 8,320 and 1,000 shares that are considered outstanding, but unissued, as of December 31, 2021 and 2020, respectively, for RSUs vested but not issued, and unpaid equity share bonuses. Basic earnings per share is reconciled to diluted earnings per share in the following table:

	Years Ended December 31,
	2021	2020
Net loss	$(23,870,546)	$(12,850,301)
Less deemed dividend of beneficial conversion feature	—	(825,366)
Less deemed dividend on warrant discount	—	(825,366)
Net loss attributable to Laird Superfood, Inc. common stockholders	(23,870,546)	(14,501,033)
Weighted average shares outstanding- basic and diluted	8,983,294	5,546,078
Common stock options and restricted stock awards excluded due to anti-dilutive effect	839,050	945,027
Basic and diluted:
Net loss per share, basic and diluted	$(2.66)	$(2.61)

15.
Concentrations

The Company had 57% of trade accounts receivable from three customers as of December 31, 2021. The Company had 70% of trade accounts receivable from three customers as of December 31, 2020.

The Company had 12% of accounts payable due to one vendor as of December 31, 2021. The Company had 43% of accounts payable due to four vendors as of December 31, 2020.

The Company sold a substantial portion of products to one customer (13%) for the year ended December 31, 2021. As of December 31, 2021, the amount due from this customer was $333,435. The Company sold a substantial portion of products to one customer (23%) for the year ended December 31, 2020. As of December 31, 2020, the amount due from this customer included in accounts receivable was $290,420.

The Company purchased a substantial portion of products from one supplier (48%) for the year ended December 31, 2021. The Company purchased a substantial portion of products from one supplier (36%) for the year ended December 31, 2020.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Indonesia, Sri Lanka, and Vietnam geographically accounted for approximately 64% of our total raw materials and packaging purchases for the year ended December 31, 2021. Vietnam, Indonesia, China, and Sri Lanka geographically accounted for approximately 69% of our total raw materials and packaging purchases for the year ended December 31, 2020.

16.
Related Party

FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the consolidated financial statements can evaluate their significance. The Company conducts business with suppliers and service providers who are also stockholders of the Company. From time to time, service providers are offered shares of common stock as compensation for their services. Shares provided as compensation are calculated based on the fair value of the service provided and the most recent equity offering price (or market price post-IPO) per share. Additional material related party transactions are noted below.

License Agreements

On May 26, 2020, the Company executed a License and Preservation Agreement which superseded the predecessor license and preservation agreement with both Mr. Hamilton and Ms. Reece. Among other modifications, the agreement (i) modified certain approval rights, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred-year term. No additional consideration was exchanged in connection with the agreement. See additional discussion related to the 2020 License in Note 1 of the consolidated financial statements.

Concurrent Private Placement

DMV purchased 90,910 shares of our common stock in a private placement immediately subsequent to the consummation of the IPO for a total purchase price of $2,000,020, at a price per share of $22. Additionally, DMV provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. See Note 1 of the consolidated financial statements for additional discussion.

No-Charge Storage Lease

On January 1, 2021, the Company entered into a lease agreement with PX2, LLC (“PX2”) for warehousing, distribution, and related industrial purposes. Under this agreement, the cost of rent which the Company will pay to PX2 is solely the reimbursement of utilities relating to the Company’s use (i.e., electric, janitorial, insurance, and other bills, which are estimated to be de minimis). Paul Hodge, former CEO, President, and Director of the Company, is a member of PX2. This contract is expressly intended to provide no individual benefit to such individual, with the Company only responsible for incremental costs due to the Company’s use of the property, otherwise the property is utilized without obligation to the Company, as a gratis convenience by PX2. This lease expired on December 31, 2021.

Social Media Marketing Agreements

The Company entered into social media marketing agreements with Lauren Thomas and Stephanie Bruce to provide certain marketing services on an annual basis, for $40,000 each per annum. The Company entered into a social media marketing agreements with Jesse Thomas to provide certain marketing services at no cost to the Company.

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

In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Years Ended December 31,
	2021		2020
	$	% of Total	$	% of Total
Coffee creamers	$21,767,409	59%	$18,432,236	71%
Hydration and beverage enhancing supplements	5,814,629	16%	3,893,406	15%
Harvest snacks and other food items	5,228,888	14%	135,509	1%
Coffee, tea, and hot chocolate products	7,108,361	19%	5,922,017	23%
Other	808,352	2%	588,754	2%
Gross sales	40,727,639	110%	28,971,922	112%
Shipping income	457,879	1%	248,865	1%
Returns and discounts	(4,374,565)	(11%)	(3,437,561)	(13%)
Sales, net	$36,810,953	100%	$25,783,226	100%

The Company generates revenue through three channels: online, wholesale, and food service:

	For the Years Ended December 31,
	2021		2020
	$	% of Total	$	% of Total
Online	$22,687,736	62%	$14,501,706	56%
Wholesale	13,598,792	37%	10,773,345	42%
Food service	524,425	1%	508,175	2%
Sales, net	$36,810,953	100%	$25,783,226	100%

Contract assets (deferred costs of goods sold associated with deferred revenue), contract liabilities (deferred revenue, customer deposits, rewards programs), and refund liabilities (accrued returns) have been estimated and recorded as of December 31, 2021 and 2020. Contract assets included in finished goods inventories were $8,316 and $0 as of December 31, 2021 and December 31, 2020, respectively. Contract liabilities and refund liabilities included in accrued expenses were $25,340 and $15,160 as of December 31, 2021, respectively. Contract liabilities and refund liabilities included in accrued expenses were $0 and $28,968 as of December 31, 2020, respectively. Receivables from contracts with customers are included in Accounts receivable on the Company’s balance sheets. As of December 31, 2021 and 2020, Accounts receivable included, $1,268,718 and $839,659, respectively, in receivables from contracts with customers.

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

19.
Quarterly Results of Operations (Unaudited)

The following tables present selected unaudited quarterly financial data for each full quarterly period of 2021 and 2020:

	2021 (unaudited)
	December 31	September 30	June 30	March 31	Four Quarters
Statement of Operations Data:
Sales, net	$9,367,559	$10,865,914	$9,180,584	$7,396,896	$36,810,953
Cost of goods sold	(7,153,814)	(7,667,075)	(6,998,695)	(5,559,498)	(27,379,082)
Gross profit	2,213,745	3,198,839	2,181,889	1,837,398	9,431,871
Operating expenses:
General and administrative	4,398,830	4,254,124	4,162,912	3,643,396	16,459,262
Research and product development	171,984	242,604	374,853	240,686	1,030,127
Sales and marketing	4,661,135	4,014,753	3,921,289	3,297,721	15,894,898
Total operating expenses	9,231,949	8,511,481	8,459,054	7,181,803	33,384,287
Operating loss	(7,018,204)	(5,312,642)	(6,277,165)	(5,344,405)	(23,952,416)
Other income	63,458	10,721	11,624	13,901	99,704
Loss before income taxes	(6,954,746)	(5,301,921)	(6,265,541)	(5,330,504)	(23,852,712)
Income tax benefit (expense)	68,661	(49,777)	(36,718)	—	(17,834)
Net loss	$(6,886,085)	$(5,351,698)	$(6,302,259)	$(5,330,504)	$(23,870,546)
Net loss per share, basic and diluted	$(0.76)	$(0.59)	$(0.70)	$(0.60)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,067,235	9,001,912	8,967,797	8,894,495

	2020 (unaudited)
	December 31	September 30	June 30	March 31	Four Quarters
Statement of Operations Data:
Sales, net	$7,284,729	$7,490,642	$5,524,630	$5,483,225	$25,783,226
Cost of goods sold	(5,819,762)	(5,734,144)	(4,285,128)	(3,365,608)	(19,204,642)
Gross profit	1,464,967	1,756,498	1,239,502	2,117,617	6,578,584
Operating expenses:
General and administrative	3,177,447	2,218,820	1,832,443	1,599,569	8,828,279
Research and product development	144,180	102,879	117,797	143,314	508,170
Sales and marketing	2,650,359	2,816,630	2,311,501	2,392,816	10,171,306
Total operating expenses	5,971,986	5,138,329	4,261,741	4,135,699	19,507,755
Operating loss	(4,507,019)	(3,381,831)	(3,022,239)	(2,018,082)	(12,929,171)
Other income	13,423	26,746	15,847	22,854	78,870
Net loss	(4,493,596)	(3,355,085)	(3,006,392)	(1,995,228)	(12,850,301)
Less deemed dividend of beneficial conversion feature	—	—	(825,366)	—	(825,366)
Less deemed dividend on warrant discount	—	(645,939)	(179,427)	—	(825,366)
Net loss attributable to Laird Superfood, Inc. common stockholders	$(4,493,596)	$(4,001,024)	$(4,011,185)	$(1,995,228)	$(14,501,033)
Net loss per share, basic and diluted	$(0.51)	$(0.86)	$(0.93)	$(0.47)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	8,876,431	4,672,041	4,325,265	4,281,346

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on the assessment by our management, we determined that our internal control over financial reporting was effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors of the Company

Our Board of Directors consists of seven directors and is not classified. The directors hold office from election until the next Annual Meeting of Stockholders and until their successors are elected and qualified or until their death, resignation or removal.

Biographical information for each director, including age, term of office, and business experience, including directorships with publicly traded companies during the past five years is listed below. In addition, for each person, we have included information regarding the business or other experience, qualifications, attributes, or skills that factored into the determination by the nominating and corporate governance committee and our Board that each such person should serve as a director.

Geoffrey T. Barker
Independent Chairman Director Since 2020 Age 60 Other Public Boards: ● Smartsheet, Inc.

Experience and Expertise

Mr. Barker has been a member of our Board of Directors, and Chairman, since our IPO in September 2020. Mr. Barker has been a member of the Board of Directors of Smartsheet, Inc. (NYSE: SMAR), since 2012, and its Chair since 2016. Mr. Barker cofounded RPX Corporation, a provider of patent risk management solutions, and from 2008 to July 2016, Mr. Barker served in several positions including as Director, Chief Operating Officer, and Co-CEO. Mr. Barker has co-founded several businesses, including Vigilos, Inc., an enterprise security solutions provider, and the Cobalt Group, an online marketing services company. In addition to Smartsheet, Mr. Barker currently serves on the board of directors of a number of private companies. Mr. Barker holds a B.A. in Economics from Tufts University and an M.B.A. from Columbia University.

Qualifications: ● Extensive entrepreneurial experience. ● Extensive operational and leadership experience. ● Public company board and financing experience.

Patrick Gaston
Independent Director Since 2021 Age 64 Other Public Boards: ● Bed Bath & Beyond, Inc. (through 2020)

Experience and Expertise

Mr. Gaston has served as a member of our Board of Directors since September 2021. Mr. Gaston is the former Chairman of the board of directors of Bed Bath & Beyond, Inc. (NASDAQ: BBBY), a publicly traded company with annual revenue of approximately $10 billion and stores in the United States, Puerto Rico and Canada. He had previously served as co-chair of the company’s Compensation Committee and is formerly a member of the company’s Audit Committee. Mr. Gaston is also President and CEO of PG Consulting, a management consulting company founded by Mr. Gaston in 2012 that assists corporations and non-profits in building Corporate Social Responsibility (CSR), ESG strategies, Strategic Planning, Private/Public Partnerships and Philanthropic strategies. He holds a B.A. in management from the University of Massachusetts and an M.B.A. from Northeastern University.

Qualifications ● Extensive leadership and Corporate Social Responsibility (CSR) experience. ● Public company board and committee experience.

Greg Graves
Independent Director Since 2018 Age 61 Other Public Boards: ● Plug Power Inc. (through 2019)

Experience and Expertise

Mr. Graves has served as a member of our Board of Directors since 2018. He has served as Chief Financial Officer of Entegris, Inc. since April 2007, and previously served as Senior Vice President, Strategic Planning & Business Development. Prior to joining Entegris in September 2002, Mr. Graves held positions in investment banking and corporate development, including at Piper Jaffray, RBC (Dain Rauscher) and The Pillsbury Company. From May 2017 to June 2019, Mr. Graves served as a director and Chairman of the audit committee of Plug Power Inc. (NASDAQ: PLUG), an energy solutions provider. Mr. Graves has served on the Board of Directors of the Minneapolis Heart Institute Foundation since May 2016 and has been Chairman of the Audit and Finance Committee since April 2019. Mr. Graves holds a B.A. and Master’s in Accounting and Taxation from the University of Alabama and an M.B.A. from the University of Virginia.

Qualifications ● Extensive public company management experience. ● Financial reporting and accounting expertise. ● Significant enterprise risk management experience.

Laird Hamilton
Co-Founder & Chief Innovator Director Since 2015 Age 58

Experience and Expertise

Mr. Hamilton co-founded Laird Superfood and has served as a member of our Board of Directors since its founding in 2015. Mr. Hamilton is an American athlete best known for his accomplishments in big wave surfing. Over the past 25 years, Mr. Hamilton has also been hailed as an innovator in several crossover board sports, including tow-in surfing, stand-up paddle boarding and hydrofoil boarding. For the past decade Mr. Hamilton has been focused on bringing his expertise and passion for fitness and nutrition to the masses. He has accomplished this by creating and co-founding several businesses focused on this mission. Most notably, in June 2015, Mr. Hamilton co-founded Laird Superfood, Inc. to focus on introducing his nutritional ideas to the broader public. Mr. Hamilton also co-created XPT Extreme Performance Training, a performance lifestyle brand, the following year to focus on his philosophies in exercise and lifestyle.

Qualifications

● Role as co-founder of the Company and his involvement in the development of the Company's products and direction.

● Extensive personal experience with athletic endeavors, nutrition, and innovation.

Grant LaMontagne
Independent Director Since 2021 Age 65

Experience and Expertise

Mr. LaMontagne has served as a member of our Board of Directors since December 2021. Mr. LaMontagne has over 40 years of experience in the consumer packaged goods (“CPG”) industry, leading large consumer package goods customer organizations as SVP, Chief Customer Officer at Clorox Co. (NYSE: CLX) through 2013 and President, Consumer Sales/Customer Development, Kimberly-Clark North America through November 2017. He has a proven track record of building branded businesses and developing the people, capabilities and organizational structures necessary to achieve robust business results. Since January 2018, Mr. LaMontagne has served as a Senior Advisor for McKinsey & Company, focused specifically on creating single multifunctional strategic/demand plans driven by consumer segmentation, category growth ideas, and integrated commercial plans. He currently serves as the non-executive Board Chair for Acosta Sales & Marketing, one of the industry’s leading brand building agencies. Mr. LaMontagne holds a B.A. in Finance from the University of Massachusetts Amherst.

Qualifications ● Extensive consumer packaged goods (CPG) experience. ● Extensive sales and marketing experience. ● Extensive operational and leadership experience.

Maile Naylor, nee Clark
Independent Director Since 2020 Age 48 Other Public Boards: ● BJ’s Wholesale Club

Experience and Expertise

Maile Naylor, nee Clark has served on our Board of Directors since our IPO in September 2020. Ms. Naylor, nee Clark has been a member of the Board of Directors of BJ’s Wholesale Club (NYSE: BJ) since 2019. Ms. Naylor, nee Clark spent twenty-five years working in the investment management industry analyzing and evaluating global consumer discretionary companies. She previously worked as an Investment Officer at MFS Investment Management, a global asset management company, from September 2005 until her retirement from the investment management industry in April 2018. Prior to that, Ms. Naylor, nee Clark also held positions at Scudder Kemper Investments and Wellington Management, each investment management firms. Ms. Naylor, nee Clark is currently a member of the Boston Ballet Board of Overseers. She holds a bachelor’s degree in Finance from Boston University and is a CFA charter holder.

Qualifications ● Extensive investment management experience and investment analyst experience. ● Financial reporting and accounting expertise.

Jason Vieth
President & Chief Executive Officer Director Since 2022 Age 48

Experience and Expertise

Jason Vieth joined the Company as its President and Chief Executive Officer and as a director on January 31, 2022. Mr. Vieth’s extensive experience in the food and beverage industry includes his most recent position as Executive Vice President of Sovos Brands from January 2021, where he managed the Breakfast and Snacks Group. Mr. Vieth’s prior experience includes nearly a decade spent at WhiteWave Foods from January 2008 to April 2017, most recently as Senior Vice President and General Manager of the yogurt business that included Horizon Organic, Wallaby Organic, Silk and So Delicious. In addition, he has led other food and beverage businesses such as Poppi a producer of prebiotic soda, from April 2019 to January 2020, and Lifetime Fitness' Life Café from April 2017 to April 2020. In addition, Mr. Vieth has nearly a decade of management consulting experience between The Boston Consulting Group and Accenture. Mr. Vieth holds a B.S. in Finance from Miami University and an M.B.A. from the Kellogg School of Management at Northwestern University.

Qualifications ● Extensive operating and management experience in the food and beverage industry.

Director Qualifications

The nominating and corporate governance committee of the Board is tasked with annually considering the size, composition, and needs of the Board and, as appropriate, recommending the nominees for directors to the Board for approval. The nominating and corporate governance committee considers and evaluates suggestions from many sources regarding possible candidates for directors. Below are the general criteria for the evaluation of current and proposed directors:

•
high standards of integrity, commitment and independence of thought, and judgment;

•
diversity of talent, skill, and expertise sufficient to provide sound and prudent guidance with respect to all of our operations and interests, which may include experience at senior levels of business, or health-related endeavors;

•
confidence and a willingness to express ideas and engage in constructive discussion with other Board members, management, and all relevant persons;

•
ability to devote sufficient time, energy, and attention to corporate affairs;

•
active participation in the decision-making process, willingness to make difficult decisions in our best interest and the interests of our stockholders and demonstrate diligence and faithfulness in attending Board and Committee meetings; and

•
freedom from any conflict of interest that would impair the director’s ability to fulfill the responsibilities of a member of the Board.

We have no formal policy regarding board diversity, however a diverse board is an objective of the Company. The Board evaluates each individual in the context of the Board of Directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. There are no family relationships between our executive officers and directors.

Stockholder Nominations

The nominating and corporate governance committee will review and evaluate candidates submitted by stockholders for election to the Board, taking into consideration whether nominations are in accordance with the procedures to nominate directors set forth in our bylaws.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers as of the date of this report:

Name	Position	Age
Jason Vieth	President, Chief Executive Officer and Director	48
Laird Hamilton	Co-Founder, Chief Innovator and Director	58
Valerie Ells	Chief Financial Officer	36
Scott McGuire	Chief Operating Officer	59

Jason Vieth — For biographical information, see “Directors of the Company.”

Laird Hamilton — For biographical information, see “Directors of the Company.”

Valerie Ells — Ms. Ells joined Laird Superfood in April 2018 as our Controller before serving as our CFO since April 2019. Prior to joining us, Ms. Ells was a Financial Planning and Analysis Senior Accounting Manager and Interim Chief Accounting Officer for First Interstate Bank (NASDAQ: FIBK) where she revamped the firm’s internal financial planning and analysis processes as well as external reporting processes for the SEC and other regulatory agencies from 2017 to 2018. From 2015 to 2017, Ms. Ells served as Controller of the Bank of the Cascades (NASDAQ: CACB) and as Assistant Controller from 2013 to 2015, where she was heavily involved in M&A due diligence and SEC reporting. From 2010 to 2013, she was the Assistant Controller for Omeros Corporation, a then newly public biotech firm, where she designed and implemented a Sarbanes-Oxley Act compliant internal control environment, and from 2007 to 2010, she worked as an auditor with KPMG, LLP, focusing on clients within the manufacturing industry. Ms. Ells is a licensed CPA in the State of Oregon.

Scott McGuire — Mr. McGuire joined the Company in November 2020, from Bonduelle Fresh Americas, a provider of plant based, fresh food products, where he most recently served as the Chief Supply Chain Officer and previously held other roles including in operations, sales and operations planning, demand planning and execution, customer service, agriculture purchasing and operations, and transportation and logistics. Before joining Bonduelle Fresh Americas in 2017, Mr. McGuire ran his own consulting practice, Joseph Logistics and Supply Chain Solutions, where he provided consulting services for various CPG clients, including Bonduelle Fresh Americas and Nestlé USA. Prior to that, Mr. McGuire served as Nestlé USA’s National Director of Logistics for the company’s Direct-Store Delivery division. He also previously served as Service and Distribution Director for PepsiCo’s Frito-Lay Division.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and SEC regulations require the Company’s directors, certain officers and holders of more than 10% of the Company’s common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. The reporting directors, officers and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on our review of copies of such reports received and written representations from our directors and such covered officers, the Company believes that our directors and officers complied with all applicable Section 16(a) filing requirements during 2021, with the exception of one Form 4 filing by Mr. Hodge, dated July 20, 2021 and due July 16, 2021, and one Form 4 filing by Mr. McGuire, dated May 20, 2021 and due May 19, 2021, both of which were not reported in a timely manner due to an administrative oversight.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including those officers responsible for financial reporting. A current copy of the code of business conduct and ethics is available under the Governance section of our website. We intend to disclose future amendments to the code or any waivers of its requirements on our website.

Identification of Audit Committee and Financial Expert

The Board has established an audit committee composed solely of independent directors. The members of the audit committee are identified below.

Members: Gregory B. Graves (Chair)

Grant LaMontagne

Maile Naylor, nee Clark

Geoffrey T. Barker

The Board has determined that each of the members of our audit committee satisfies the financial literacy and sophistication requirements of the SEC and the NYSE American listing rules. In addition, the Board has determined that each of Mr. Graves and Ms. Naylor, nee Clark qualifies as an audit committee financial expert under SEC and NYSE American rules. Under SEC rules, members of our audit committee must also meet heightened independence standards. The Board has determined that each of the members of our audit committee is independent under the applicable SEC and NYSE American listing rules.

ITEM 11. EXECUTIVE COMPENSATION.

This section discusses the material components of the executive compensation program for our named executive officers (“NEOs”) who are named in the “Summary Compensation Table” below. As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Introduction

The information that follows provides an overview of the compensation provided to our NEOs who are listed in the table below, for the period of January 1, 2021 through December 31, 2021 (referred to herein as “fiscal 2021” or “2021”).

Name	Title
Paul Hodge Jr.	Former President and Chief Executive Officer
Valerie Ells	Chief Financial Officer
James Scott McGuire	Chief Operating Officer

Overall Philosophy and Objectives of Our Executive Compensation Programs

The overall philosophy of our compensation programs for the NEOs and other senior executives is to encourage and reward the creation of sustainable, long-term shareholder value. We identified the following objectives to help realize this goal:

Alignment with Shareholders

•
Reward performance in a given year and achievements over a sustained period that are aligned with our shareholders’ interests.

Remain Competitive

•
Attract, retain, and motivate the exceptional talent required to ensure our continued success.

Motivate Performance

•
Ensure that the compensation program reinforces execution of overall strategy and achievement of our business objectives.

Reward Superior Performance

•
Reinforce our pay-for-performance, entrepreneurial culture.

Elements of Compensation

The compensation program for our NEOs consists of the following elements of compensation, each described in greater depth below:

•
base salaries;
•
performance-based bonuses; and
•
equity-based incentive compensation.

Base Salary

Base salaries are an annual fixed level of cash compensation that reflect each NEO’s role and responsibilities, and market considerations in the Pacific Northwest region.

The base salaries for our NEOs for 2021 are listed in the below table:

Name	Title	2021 Salary
Paul Hodge Jr.	Former President and Chief Executive Officer	$350,000
Valerie Ells (1)	Chief Financial Officer	300,000
James Scott McGuire	Chief Operating Officer	265,000
(1) Effective November 16, 2021, Ms. Ells's annual base salary increased from $265,000 to $300,000.

Equity-Based Incentive Compensation

We pay equity-based compensation to our NEOs to link the long-term results achieved for our shareholders and the rewards provided to NEOs, thereby ensuring that such NEOs have a continuing stake in our long-term success.

For fiscal 2021, annual equity awards were delivered on February 1, 2021 in a combination of stock options, restricted stock units ("RSUs"), and market based restricted stock units ("MSUs"). The stock options and RSUs provided to our NEOs vest ratably over four years. The MSUs are earned if the trailing 30-trading-day volume weighted average price ("VWAP") is $100 or higher at any point within three years of the grant date. Fifty percent of earned awards vest upon earnout, with the remaining fifty percent vesting in equal parts upon the later of earnout and each of the second and third anniversaries of the grant date.

In August 2021, Ms. Ells received an additional grant of 7,086 RSUs as a retention award in light of the announced CEO transition. The award vests in one year.

Determining Executive Compensation

The Compensation Committee, guided by the principal objectives described in this section, approves the structure of the executive compensation program and administers the programs for our executive officers. The following describes the roles of key participants in the process.

Role of our Compensation Committee

The Compensation Committee has the responsibility to make and approve changes in the total compensation of our executive officers, including the mix of compensation elements and compensation values.

Role of our Compensation Consultant

The Company engages FW Cook to provide independent external advice regarding executive compensation and to provide a competitive market pay analysis for our NEOs. Neither FW Cook nor any of its affiliates maintain other direct or indirect business relationships with the Company or any of its affiliates other than the services provided to the Compensation Committee.

Peer Group

The Compensation Committee approved a peer group consisting of 17 companies that was used for benchmarking fiscal 2021 compensation. Given the Company’s size, product offerings, and unique market position, there are no direct competitors in the compensation peer group. Criteria used to identify the peer group companies include:

•
Size – companies with revenue that generally range from 0.2x to 5x our total annual revenue.

•
Business Focus – companies that are publicly traded and primarily in the foods, beverage, and tobacco industry.

The 17-company peer group consists of the companies listed below:

22nd Century	Alico	Bridgford Foods	Celsius
Coffee Holding	Craft Brew Alliance	Crimson Wine	Lifeway Foods
Limoneira	MamaMancini's	MGP Ingredients	NewAge
RiceBran Tech	Rocky Mtn Choc. Factory	S&W Seed	South Dakota Soybean
Willamette Val. Vineyards

Other Programs and Policies

Anti-hedging and Anti-pledging Policy

Under our Insider Trading Policy, our directors, executive officers, and other employees are prohibited from engaging in short-term trading or short sales and are prohibited from participating in tractions in put options, call options or other derivative securities. The Company strongly discourages hedging transactions. Any person wishing to enter into such an arrangement must first submit the proposed transaction for approval by the designated compliance officer, who will have sole discretion to decide whether to approve the proposed transaction. In addition, our directors, executive officers, and other employees are prohibited from holding our securities in a margin account and from pledging our securities as collateral for a loan, except as may be pre-approved by the Audit Committee.

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the years ended December 31, 2021 and 2020:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Bonus ($)	Stock Awards ($) (2)	All other compensation ($)	Total ($)
Paul Hodge	2021	349,433	432,500	—	2,162,500	—	2,944,433
Former President and Chief Executive Officer	2020	250,000	57,794	—	216,584	—	524,378
Valerie Ells	2021	265,208	120,000	150,000	600,000	—	1,135,208
Chief Financial Executive	2020	200,000	137,890	150,000	114,894	—	602,784
Scott McGuire Chief Operating Officer	2021	265,100	—	—	480,000	—	745,100

* Mr. Hodge resigned from his position as President and Chief Executive Officer on January 31, 2022.

(1) The amounts show in this column represent the aggregate grant-date fair value of stock options granted under our 2020 Omnibus Incentive Plan ("2020 Plan") to our named executive officers, as computed in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating the fair value of the stock options are set forth in Note 12 to our audited consolidated financial statements appearing elsewhere in this report.

(2) This column reflects the aggregate grant date fair value of restricted stock units granted under our 2020 Plan to our named executive officers, as computed in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating the fair value of the restricted stock units are set forth in Note 12 to our audited consolidated financial statements appearing elsewhere in this report.

Employment Arrangements

We have entered into employment agreements with each of our NEOs. The employment agreements do not provide for a fixed employment term and set forth the executive’s annual salary, target bonus, if any, eligibility for employee benefits, the terms of equity grants, customary proprietary information assignment provisions, and non-competition and non-solicitation restrictions. The key terms of employment with our named executive officers are further described below.

Paul Hodge

We entered into an employment agreement with Paul Hodge, our former President and Chief Executive Officer, effective January 1, 2018, which set forth the terms and conditions of his employment with us. We entered into an amended employment agreement with Mr. Hodge effective upon the closing of our IPO in September 2020. Commencing with calendar year 2021, Mr. Hodge received a base salary of $350,000 and was eligible for an annual bonus during each calendar year of the amended employment agreement, with a target bonus of 50% of base salary and a maximum bonus of 100% of base salary. Mr. Hodge was also eligible to receive equity awards under the 2020 Plan. The employment agreement also provided for certain payments upon the termination of Mr. Hodge’s employment with the Company, none of which resulted in payments when Mr. Hodge resigned as President and Chief Executive Officer on January 31, 2022. The amended employment agreement also contained customary confidentiality, non-competition and non-solicitation provisions.

Valerie Ells

We entered into an employment agreement with Valerie Ells, our Chief Financial Officer, when she was hired as our controller, effective April 1, 2018, which sets forth the terms and conditions of her employment with us. We entered into an amended employment agreement with Ms. Ells effective upon the closing of our IPO in September 2020. Commencing with calendar year 2021, Ms. Ells received an annual salary of $265,000 and is eligible for an annual bonus during each calendar year of the amended employment agreement, with a target bonus of 50% of base salary and a maximum bonus of 100% of base salary. Ms. Ells is also eligible to receive equity awards under the 2020 Plan. If Ms. Ells’ employment is terminated by the Company without “cause” or by Ms. Ells for “good reason” (each as defined in the amended employment agreement), Ms. Ells will be entitled to a lump sum payment equal to twelve months of base salary, plus payment of COBRA premiums for up to twelve months. If Ms. Ells’ employment is terminated by the Company without “cause” or by Ms. Ells for “good reason” within two years after the occurrence of a change in control (as defined in the amended employment agreement), Ms. Ells will be entitled to a lump sum payment equal to twenty-four months of base salary, plus payment of COBRA premiums for up to eighteen months. The amended employment agreement also contains customary confidentiality, non-competition and non-solicitation provisions. As of November 16, 2021, Ms. Ells received an annual salary of $300,000.

Scott McGuire

We entered into an employment agreement with Scott McGuire, our Chief Operating Officer, when he joined the Company on November 16, 2020, which sets forth the terms and conditions of his employment with us. The employment agreement provides for a base salary of $265,000 per year. Commencing with calendar year 2021, Mr. McGuire is eligible for an annual bonus during each calendar year of the employment agreement, with a target bonus of 50% of base salary and a maximum bonus of 100% of base salary. Mr. McGuire is also eligible to receive equity awards under the 2020 Plan. If Mr. McGuire’s employment is terminated by the Company without “cause” or by Mr. McGuire for “good reason” (each as defined in the employment agreement), Mr. McGuire will be entitled to a lump sum payment equal to twelve months of base salary, plus payment of COBRA premiums for up to twelve months. If Mr. McGuire’s employment is terminated by the Company without “cause” or by Mr. McGuire for “good reason” within two years after the occurrence of a change in control (as defined in the employment agreement), Mr. McGuire will be entitled to a lump sum payment equal to twenty-four months of base salary, plus payment of COBRA premiums for up to eighteen months. The employment agreement also contains customary confidentiality, non-competition and non-solicitation provisions.

Retirement Plans

We have not maintained, and do not currently intend to maintain, a defined benefit pension plan or nonqualified deferred compensation plan.

Outstanding Equity Awards and Year-End

The following table provides information regarding equity awards held by our NEOs that were outstanding as of December 31, 2021:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options			Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)
	exercisable	unexercisable
Paul Hodge	50,000	—		2.00	2/23/2026	—		—	—	—
	60,000	—		9.00	2/20/2028	—		—	—	—
	4,141	12,425	(2)	13.05	4/14/2030	—		—	—	—
	—	20,116	(3)	43.53	1/31/2031	—		—	—	—
	—	—		—		9,936	(3)	89,722
	—	—		—		—		—	76,821	693,694
Valerie Ells	15,000	5,000	(4)	9.00	3/10/2028	—		—	—	—
	1,500	500	(5)	9.00	6/14/2028	—		—	—	—
	9,000	9,000	(6)	12.32	4/30/2029	—		—	—	—
	5,000	15,000	(7)	14.50	12/31/2029	—		—	—	—
	2,485	7,455	(2)	13.05	4/14/2030	—		—	—	—
	—	5,581	(8)	43.53	1/31/2031	—		—	—	—
	—	—		—		2,757	(3)	35,951
	—	—		—		7,086	(9)	92,401
	—	—		—		—		—	21,314	277,935
Scott McGuire	2,500	7,500	(10)	47.99	11/15/2030	—		—	—	—
	—	—		—		15,000	(10)	195,600	—	—
	—	—		—		—		—	21,314	277,935

(1) The market value of unvested awards is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing sales price of our common stock on December 31, 2021, the last trading day of the year, which was $13.04.

(2) These awards vest in four equal annual tranches ending April 15, 2024.
(3) These awards vest in four equal annual tranches ending February 1, 2026.
(4) These awards vest in four equal annual tranches ending April 1, 2022.
(5) These awards vest in four equal annual tranches ending June 15, 2022.
(6) These awards vest in four equal annual tranches ending May 1, 2023.
(7) These awards vest in four equal annual tranches ending January 1, 2024.
(8) These awards vest in four equal annual tranches ending February 1, 2025.
(9) These awards vest on August 18, 2022.
(10) These awards vest in four equal annual tranches ending November 16, 2024.

Non-Employee Director Compensation Program

At the time of our IPO, we adopted a non-employee director compensation plan covering non-employee directors. Under the plan, each non-employee director covered by the plan will receive an annual cash retainer and an annual grant of stock options and/or RSUs for board service, and if such non-employee director serves as a committee chair or a lead independent director, an additional annual cash retainer for such committee chair or lead independent director service. The Board has currently fixed the cash retainer for board service for non-employee directors at $45,000 per year, and the additional cash retainer for service as chairman of the Board or as lead independent director at $25,000 per year. The cash retainer for service as a member on a committee is fixed at $4,000 per year for each of the Nominating and Corporate Governance Committee and Compensation Committee and $7,000 per year for the Audit Committee, with an extra $4,000 per year for the chairs of the Nominating and Corporate Governance Committee and Compensation Committee and $7,000 per year for the chair of the Audit Committee. Cash retainers are paid quarterly in arrears, and directors joining mid year have their cash retainers prorated for actual service. Each non-employee director will receive an annual retainer equity award issued under the 2020 Omnibus Incentive Plan with the value of $55,000 on the grant date, which vests after one year. Each non-employee director may choose to have their equity awarded as stock options, RSUs, or a 50/50 split. Non-employee directors joining mid year will be provided a prorated annual award for the number of full months of expected service until the next annual shareholder meeting. Such grant will have the other terms provided for in the 2020 Omnibus Incentive Plan and the award agreement providing for such grant. Directors who are also employees, such as Messrs. Vieth and Hamilton and Mr. Hodge through January 2022, did not and will not receive any compensation for their services as directors.

No per meeting fees are paid, except that we reimburse non-employee directors for reasonable expenses incurred in connection with attending board and committee meetings.

All stock award granted pursuant to the Non-Employee Director Compensation Program are subject to the terms and provisions of the Laird Superfood, Inc. 2020 Omnibus Incentive Plan.

Director Compensation Table

The table below sets forth information on the compensation of all our non-employee directors for the year ended December 31, 2021. Paul Hodge, our former Chief Executive Officer, and Laird Hamilton, our Chief Innovator, were also members of the Board in fiscal 2021, but did not receive any additional compensation for service as a director.

Name	Fees earned or paid in cash	Option awards (1)	Stock awards (1)	Total
	$	$	$	$
Geoffrey T. Barker	48,175	—	55,000	103,175
Jim Buechler (2)	26,038	—	55,000	81,038
Greg Graves	44,526	27,500	27,500	99,526
Maile Naylor, nee Clark	42,562	—	55,000	97,562
Thomas Wetherald (3)	—	—	55,000	55,000
Patrick Gaston	14,315	—	32,084	46,399
Grant LaMontagne	3,529	—	22,490	26,019

(1) The amounts in this column represent the grant date fair value of the awards as calculated under FASB ASC Topic 718. The assumptions made in valuing awards reported in these columns are discussed in Note 12 to our audited consolidated financial statements appearing elsewhere in this report.

(2) Mr. Buechler resigned from the Board on September 27, 2021
(3) Mr. Wetherald resigned from the Board on December 9, 2021. Mr. Wetherald declined to receive the cash portion of the retainer.

Outstanding Equity Awards for Directors at Fiscal Year-End

The following table provides information regarding equity awards held by our non-employee directors that were outstanding as of December 31, 2021:

Name	Options Outstanding	RSUs Outstanding
	#	#
Geoffrey T. Barker	—	1,548
Jim Buechler	—	—
Patrick Gaston	—	1,718
Greg Graves	4,647	774
Grant LaMontagne	—	1,747
Maile Naylor, nee Clark	4,000	1,548
Thomas Wetherald	30,000	—

Role of the Board in Risk Oversight

The Board administers its role in the oversight of risk directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas. In particular, the Board monitors and assesses strategic risk exposure and our audit committee oversees our major financial risk exposures and the steps our management has taken to monitor and control these exposures. Our audit committee also monitors compliance with legal and regulatory requirements, including our food safety program, and considers and approves or disapproves any related person transactions. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance practices and of the Board. Our compensation committee assesses and monitors whether any of our compensation policies and programs have the potential to encourage excessive risk-taking. While each committee evaluates certain risks and oversees the management of such risks, our entire Board of Directors is regularly informed about the risks overseen by the committees through committee reports.

Risk assessment and oversight are an integral part of our governance and management processes. The Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the Board of Directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies and presents the steps taken by management to mitigate or eliminate such risks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Company Common Stock

The following table sets forth information concerning the “beneficial ownership” of our common stock as of December 31, 2021 by (i) those persons who we know to beneficially own more than 5% of our outstanding common stock; (ii) our directors as of December 31, 2021; (iii) the NEOs listed in the Summary Compensation Table; and (iv) all of our directors and executive officers as a group as of December 31, 2021. Under SEC rules, “beneficial ownership” for purposes of this table takes into account shares as to which the individual has or shares voting and/or investment power as well as shares that may be acquired within 60 days (such as by exercising vested stock options) and is different from beneficial ownership for purposes of Section 16 of the Exchange Act, which may result in a number that is different than the beneficial ownership number reported in forms filed pursuant to Section 16. The percentage of shares beneficially owned is computed on the basis of 9,094,539 shares of our common stock outstanding on December 31, 2021. An asterisk in the percent of class column indicates beneficial ownership of less than 1%. The beneficial owners listed have sole voting and investment power with respect to shares beneficially owned, except as to the interests of spouses or as otherwise indicated. Except as set forth below, the address for each beneficial owner listed is c/o Laird Superfood, Inc, 275 W. Lundgren Mill Drive, Sisters, Oregon 97759.

Name of Beneficial Owner	Number of Outstanding Shares Beneficially Owned	Number of Shares Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percent of Class
Directors and Officers
Geoffrey Barker	73,509	—	73,509	*
Valerie Ells	17,422	40,069	57,491	*
Patrick Gaston	—	—	—	*
Greg Graves	2,127	3,000	5,127	*
Laird Hamilton	662,900	112,084	774,984	8.4%
Paul Hodge	239,465	116,626	356,091	3.9%
Grant LaMontagne	—	—	—	*
Scott McGuire	7,044	2,500	9,544	*
Maile Naylor, nee Clark	27,409	4,000	31,409	*
All current directors and executive officers as a group (9 persons)	1,029,876	278,279	1,308,155	14.0%
Other 5% Shareholders
FMR LLC (1)	1,358,126	—	1,358,126	14.9%
Danone Manifesto Ventures, PBC (2)	857,194	—	857,194	9.4%
Thomas Wetherald (3)	723,905	30,000	753,905	8.3%
BlackRock, Inc. (4)	689,804	—	689,804	7.6%

*Indicates beneficial ownership of less than 1% of the total outstanding stock.

(1) Based solely on information contained in a Schedule 13G/A filed on February 9, 2022. The filing indicates that as of December 31, 2021, FMR LLC had sole voting power over 435,251 shares and sole dispositive power over 1,358,126 shares, and did not have any shared voting or dispositive power over any shares. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC. The address of FMR LLC is 245 Summer Street, Boston, MA 02210.

(2) Based solely on information contained in a Schedule 13G filed on October 2, 2020. Danone Manifesto Ventures, PBC is a wholly owned subsidiary of Danone North America Public Benefit Corporation, which is a wholly owned subsidiary of Compagnie Gervais Danone S.A., which is a wholly owned subsidiary of Danone S.A. Decisions regarding the voting or disposition of shares held by Danone Manifesto Ventures, PBC are made by the management of Danone Manifesto Ventures, PBC, provided that Danone S.A. may be deemed to share voting and dispositive power with respect to the shares held by Danone Manifesto Ventures, PBC. The address of Danone Manifesto Ventures, PBC and Danone North America Public Benefit Corporation is c/o Danone Manifesto Ventures, PBC, 12 West 21st St., 12th Floor, New York, New York 10010, and the address of Danone S.A. and Compagnie Gervais Danone S.A. is c/o Danone S.A., 17 boulevard Haussmann, 75009 Paris, France.

(3) Based solely on information contained in a Schedule 13G/A filed on February 14, 2022.

(4) Based solely on information contained in a Schedule 13G/A filed on February 4, 2022. The filing indicates that as of December 31, 2021, BlackRock, Inc. had sole voting power over 688,349 shares and sole dispositive power over 689,804 shares, and did not have any shared voting or dispositive power over any shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Shares to be issued upon exercise of outstanding options, and rights (#)	Weighted average exercise price of outstanding options and rights ($) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#) (2)
Equity Compensation plans approved by security holders	999,351	8.61	1,472,001
Equity compensation plans not approved by security holders	—	—	—
Total	999,351	8.61	1,472,001
(1) Reflects the weighted-average exercise prices of outstanding options. There is no exercise price for outstanding RSUs and MSUs.

(2) Consists of 1,272,001 shares of common stock reserved for issuance under our 2020 Omnibus Incentive Plan and 200,000 shares of common stock reserved for issuance under our 2020 Employee Stock Purchase Plan. The number of shares reserved for issuance under our 2020 Omnibus Incentive Plan automatically increases on the first day of each fiscal year beginning with the 2021 fiscal year by a number equal to four percent of the shares of common stock outstanding on the final day of the prior calendar year or such smaller number of shares as determined by the Company. The number of shares reserved for issuance under our 2020 Employee Stock Purchase Plan automatically increases on the first day of each fiscal year beginning with the 2021 fiscal year by a number equal to one percent of the shares of common stock outstanding on the final day of the prior calendar year or such smaller number of shares as determined by the plan administrator

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures for Related Person Transactions

We adopted a written related person transaction policy, effective upon the closing of our IPO, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), any transaction, arrangement or relationship, or any series of similar transactions, arrangements, or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest. Types of transactions covered by this policy include, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.

Related Person Transactions

The following is a description of transactions since January 1, 2020 to which we have been or are to be a participant, in which the amount exceeds $120,000, and in which any of our directors, executive officers, or beneficial owners of more than 5% of any class of our voting securities, or any immediate family member of or person sharing a household with any of the foregoing persons, had or will have a direct or indirect material interest, other than employment relationships with our executive officers and compensation to our directors.

Agreements with Laird Hamilton and Gabrielle Reece

We entered into a License and Preservation Agreement, dated May 26, 2020, with Mr. Hamilton and Ms. Reece. Pursuant to the License and Preservation Agreement, Mr. Hamilton and Ms. Reece granted us a limited, exclusive license to use their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing.

Pursuant to the License and Preservation Agreement, any use of the licensed property that is in accordance with the historical standard of use and is not objected to by Mr. Hamilton or Ms. Reece within thirty (30) days of the first intra-company disclosure of a bona-fide intent to make such use is deemed approved. Any new use of the licensed property shall satisfy the historical standard of use and shall be primarily directed to the advertising, promotion and/or marketing of the Company’s products and services.

2019 Common Stock Financing

From September 2019 through March 2020, we entered into subscription agreements with investors to purchase shares of our common stock at $14.50 per share for an aggregate purchase price of $11,695,903. Mr. Geoffrey Barker participated in the offering, subscribing for 17,241 shares at an aggregate purchase price of $499,989.

Series B Preferred Stock Financing and Related Documents

On April 13, 2020, the Company completed a private placement to a Danone Manifesto Ventures, PBC (“DMV”) for 383,142 shares of its Series B-1 preferred stock for total proceeds of $10,000,006, or $26.10 per share. The Series B preferred stock converted to common stock upon our IPO. In connection with the Series B financing, we reimbursed DMV $50,000 for its legal fees in connection with its investment.

Amended and Restated Investors’ Rights Agreement

In connection with our Series B financing, we entered into an Amended and Restated Investors’ Rights Agreement (the “A&R IRA”) with certain stockholders, including, among others who are, or were, executive officers and/or directors of the Company. The A&R IRA provides, among other things, that certain holders of our capital stock have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that we are otherwise filing. At any time after twelve months after the closing of the IPO, the stockholders holding a majority of the registrable securities then outstanding, including DMV and its affiliates, may request that we register all or a portion of their shares on a registration statement. The A&R IRA also provides for piggyback registration rights. In addition to the registration rights, the A&R IRA provided for certain information rights and a right of first offer. The provisions of the A&R IRA, other than a limited number of provisions, including those relating to certain matters including registration rights, terminated upon the closing of the IPO.

Amended and Restated Right of First Refusal and Co-Sale Agreement and Amended and Restated Voting Agreement

In connection with our Series B financing, we entered an Amended and Restated Right of First Refusal and Co-Sale Agreement (the “A&R ROFR”), with certain stockholders, certain of which are beneficial holders of more than 5% of our capital stock, officers and directors of the Company and/or entities with which certain of our officers and directors are affiliated, including others who are, or were, executive officers and/or directors of the Company. The A&R ROFR terminated upon our IPO.

Stockholder Agreement and Warrant

In connection with our Series B financing, we entered into a Stockholder Agreement (the “Stockholder Agreement”), by and between the Company and DMV, under which we granted DMV a right to purchase a specified percentage of our securities, in the IPO or a concurrent private placement (the “Participation Right”), the right to designate a member of the Board of Directors for election and the right to designate a representative as an observer of the Board of Directors, in each case for so long as DMV and its affiliates hold more than 5% of the shares of our outstanding common stock. DMV appointed Ms. Molly Breiner as a director upon the Series B financing, and Ms. Breiner resigned from the Board of Directors until August 1, 2021, at which time DMV appointed Ms. Clemence Delcourt as their new representative.

Concurrently with our IPO, we entered into a stock purchase agreement with DMV pursuant to which DMV agreed to purchase 90,910 shares of our common stock at a price per share equal to $22.00, for a total purchase price of $2,000,020. In addition, on August 28, 2020, DMV waived its right to designate a member of the Board of Directors for election.

In connection with our Series B financing, we issued a warrant to purchase common stock relating to its Participation Right. The conditions for the exercise of the warrant were not satisfied, and the warrant was terminated upon the IPO.

Other Transactions with Danone Manifesto Ventures, PBC

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

Director Independence

The Board has determined that none of our directors other than Mr. Vieth, who is our President and Chief Executive Officer, and Mr. Hamilton, who is our Chief Innovator, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that Messrs. Barker, Gaston, Graves, and LaMontagne and Ms. Naylor, nee Clark are “independent” as that term is defined under NYSE American rules. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described in the section entitled “Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Relationship with Independent Registered Public Accounting Firm

The following table shows the fees that Moss Adams LLP (“Moss”) billed us for professional services rendered for 2021 and 2020:

Fee Category	2021	2020
Audit Fees	233,420	608,625
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	97,627	—
Total Fees	331,047	608,625

Audit Fees

“Audit Fees” includes fees for professional services provided by Moss in connection with the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our quarterly reports on Form 10-Q and Form 10-K, as well as services that are normally provided by Moss in connection with SEC filings, including comfort letters and consents issued in connection with securities offerings, consultations on matters addressed during the audit or interim reviews, and other services normally provided in connection with regulatory filings.

Audit-Related Fees

“Audit-Related Fees” includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included above under “Audit Fees.” We did not incur any Audit-Related Fees for 2021 or 2020.

Tax Fees

“Tax Fees” includes fees for professional services provided by Moss for tax compliance, tax advice, and tax planning. We did not incur any Tax Fees for 2021 or 2020.

All Other Fees

“All Other Fees” includes fees for services provided by Moss that are not included in the other fee categories reported above. There were other fees totaling $97,627 for services provided by Moss in 2021, consisting of services relating to due diligence in connection with an acquisition. There were no other fees for 2020.

Audit Committee Pre-Approval Policies and Procedures

Moss provides the audit committee with information outlining the plan and scope of Moss’s proposed audit services to be performed during the year, which the audit committee reviews with Moss and management. The audit committee pre-approves all services provided by Moss, including audit services and non-audit services, to assure that they do not impair Moss’s independence. Audit committee pre-approval requirements are subject to an exception for certain de minimis non-audit services approved by the audit committee prior to the completion of an audit. None of the Moss services in 2021 and 2020 were approved by the audit committee pursuant to the de minimis exception. To ensure prompt handling of unexpected matters, the audit committee has specifically delegated to the Chair of the audit committee authority to pre-approve permissible non-audit services, subject to maximum dollar amounts. If the Chair exercises this delegation of authority, he reports the action taken to the audit committee at its next regular meeting.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements

See Index to Financial Consolidated Statements in Item 8 of this report.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the consolidated financial statements or the notes those consolidated financial statements.

(a)(3) EXHIBITS.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	9/25/2020

3.2	Amended and Restated Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	9/25/2020

4.1	Form of Stock Certificate for Common Stock.	S-1/A	333-248513	4.1	9/10/2020

4.2	Stockholder Agreement, dated April 13, 2020, between the Company and Danone Manifesto Ventures, PBC.	S-1	333-248513	4.3	8/31/2020

4.3	Description of Capital Stock	10-K	001-39537	4.3	3/16/2021

10.1#	Laird Superfood, Inc. 2020 Omnibus Incentive Plan.	S-8	333-248985	99.3	9/23/2020

10.2#	Form of Incentive Stock Option Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.2	9/10/2020

10.3#	Form of Non-Qualified Stock Option Agreement under 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.3	9/10/2020

10.4#	Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.4	9/10/2020

10.5#	Form of Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.5	9/10/2020

10.6#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-248513	10.6	9/10/2020

10.7#	Laird Superfood, Inc. 2018 Equity Incentive Plan, and form of award agreement thereunder.	S-1	333-248513	10.6	8/31/2020

10.8#	Laird Superfood, Inc. 2016 Stock Incentive Plan, and form of award agreement thereunder.	S-1	333-248513	10.7	8/31/2020

10.9#	Laird Superfood 2020 Employee Stock Purchase Plan	S-8	333-248985	99.4	9/23/2020

10.10#	Form of Laird Superfood, Inc. Executive Bonus Plan	8-K	001-39537	10.1	3/10/2021

10.11#	Employment Agreement between the Company and Jason Vieth, effective January 31, 2022.	8-K	001-39537	10.1	1/31/2022

10.12#	Employment Agreement, dated September 10, 2020, between the Company and Valerie Ells.	8-K	001-39537	10.2	1/31/2022

10.13#	Employment Agreement, dated on November 16, 2020, between the Company and Scott McGuire.					X

10.14#	Employment Agreement, dated September 10, 2020, between the Company and Paul Hodge.	S-1/A	333-248513	10.11	9/10/2020

10.15#	Independent Contractor Agreement between the Company and Paul Hodge, effective January 31, 2022.	8-K	001-39537	10.2	1/31/2022

10.16	License and Preservation Agreement, dated May 26, 2020, by and among the Company, Laird Hamilton, and Gabrielle Reece.	S-1	333-248513	10.12	8/31/2020

10.17	Loan Agreement, dated August 10, 2017, between the Company and East Asset Management, LLC	S-1	333-248513	10.13	8/31/2020

10.18	Commercial Pledge Agreement, dated February 5, 2019, between the Company and First Interstate Bank, as amended February 26, 2020.	S-1	333-248513	10.14	8/31/2020

10.19	Amended Line of Credit Agreement, dated March 1, 2021, between the Company and First Interstate Bank.	10-Q	001-39537	10.2	5/13/2021

10.20	Form of Revolving Line of Credit Agreement, dated September 2, 2021, between the Company and Wells Fargo National Association.	10-Q	001-39537	10.1	11/10/2021

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	inline XBRL Instance Document					X

101.SCH	inline XBRL Taxonomy Extension Schema Document					X

101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	inline XBRL Taxonomy Extension Label Linkbase inline Document					X

101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from Laird Superfood, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101)					X

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

Laird Superfood, Inc.
(Registrant)

Date: March 8, 2022	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Vieth, and Valerie Ells, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2022	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 8, 2022	/s/ Valerie Ells
Valerie Ells
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 8, 2022	/s/ Geoffrey Barker
Geoffrey Barker
Director

Date: March 8, 2022	/s/ Maile Naylor, nee Clark
Maile Naylor, nee Clark
Director

Date: March 8, 2022	/s/ Patrick Gaston
Patrick Gaston
Director
Date: March 8, 2022	/s/ Greg Graves
Greg Graves
Director

Date: March 8, 2022	/s/ Laird Hamilton
Laird Hamilton
Director

Date: March 8, 2022	/s/ Grant LaMontagne
Grant LaMontagne
Director