Form 10-K/A
period 2021-12-31
Laird Superfood, Inc.
filed 2022-05-12
CIK 1650696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Laird Superfood, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form
10-K/A
to amend its Annual Report on
Form 10-K
for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 8, 2022 (the “Original
10-K”),
for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original
10-K.
The Company is filing revised exhibits solely in order to include in the certifications set forth in Exhibits 31.1 and 31.2 the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original
10-K
or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original
10-K.
The Amendment consists solely of the preceding cover page, this explanatory note, an exhibit index, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

104	The cover page from the Annual Report on Form 10-K, formatted in Inline XBRL (included in Exhibit 101)

Auditor Firm Id: 659 Auditor Name: Moss Adams LLP Auditor Location: Portland, Oregon, USA

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laird Superfood, Inc. (Registrant)

Date: May 11, 2022	By:	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer

4