Form 10-Q
period 2022-03-31
Laird Superfood, Inc.
filed 2022-05-12
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022 the registrant had 9,139,526 shares of common stock, $0.001 par value per share, outstanding.

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
•
the risk of substantial dilution from future issuances of our equity securities; and
•
the other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets
Cash, cash equivalents, and restricted cash	$27,273,406	$23,049,234
Accounts receivable, net	1,261,562	1,268,718
Investment securities available-for-sale	—	8,635,077
Inventory	9,856,396	10,221,343
Prepaid expenses and other current assets, net	3,034,114	3,827,543
Deposits	300,662	679,919
Total current assets	41,726,140	47,681,834
Noncurrent assets
Property and equipment, net	4,497,115	4,512,935
Land held for sale	947,394	—
Intangible assets, net	3,157,372	4,838,854
Goodwill	—	6,486,000
Right-of-use asset	7,398,534	2,327,752
Total noncurrent assets	16,000,415	18,165,541
Total assets	$57,726,555	$65,847,375
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$965,923	$888,768
Payroll liabilities	1,388,460	814,163
Accrued expenses	2,221,910	2,083,090
Lease liability, current portion	742,376	—
Total current liabilities	5,318,669	3,786,021
Long-term liabilities
Deferred tax liability, net	—	7,534
Lease liability	4,407,408	—
Total long-term liabilities	4,407,408	7,534
Total liabilities	9,726,077	3,793,555
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 9,467,157 and 9,101,453 issued and outstanding at March 31, 2022, respectively; 9,460,243 and 9,094,539 issued and outstanding at December 31, 2021, respectively	9,101	9,095
Additional paid-in capital	117,928,493	117,903,455
Accumulated other comprehensive loss	—	(61,016)
Accumulated deficit	(69,937,116)	(55,797,714)
Total stockholders’ equity	48,000,478	62,053,820
Total liabilities and stockholders’ equity	$57,726,555	$65,847,375

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Sales, net	$9,340,013	$7,396,895
Cost of goods sold	(7,390,203)	(5,559,499)
Gross profit	1,949,810	1,837,396
General and administrative
Salaries, wages and benefits	1,652,011	1,220,756
Stock-based compensation	(54,495)	899,235
Professional fees	710,125	343,622
Insurance expense	611,934	522,399
Impairment of goodwill	6,486,000	—
Impairment of long-lived intangible assets	1,540,000	—
Other expense	883,069	657,382
Total general and administrative expenses	11,828,644	3,643,394
Research and product development	103,833	240,687
Sales and marketing
Salaries, wages and benefits	735,025	633,751
Stock-based compensation	58,235	41,389
Advertising	1,791,737	1,661,644
General marketing	1,062,645	700,864
Other expense	323,998	260,072
Total sales and marketing expenses	3,971,640	3,297,720
Total expenses	15,904,117	7,181,801
Operating loss	(13,954,307)	(5,344,405)
Other income (expense)
Interest and dividend income	4,908	13,901
Loss on sale of available-for-sale debt securities	(182,310)	—
Other expense	(1,919)	—
Total other income (expense)	(179,321)	13,901
Loss before income taxes	(14,133,628)	(5,330,504)
Income tax expense	5,774	—
Net loss	$(14,139,402)	$(5,330,504)
Net loss per share:
Basic	$(1.55)	$(0.60)
Diluted	$(1.55)	$(0.60)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,095,441	8,894,495

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(14,139,402)	$(5,330,504)
Other comprehensive loss, net of tax
Change in unrealized losses on available-for-sale debt securities before classifications, net of tax(1)	—	(20,290)
Amounts reclassified from accumulated other comprehensive loss	61,016	—
Total other comprehensive income (loss)	61,016	(20,290)
Comprehensive loss	$(14,078,386)	$(5,350,794)

(1)
The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. See note 11 for the estimated tax benefit deferred.

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2022	9,094,539	$9,095	$117,903,455	$(61,016)	$(55,797,714)	$62,053,820
Stock-based compensation	—	—	10,796	—	—	10,796
Stock option exercises	1,750	1	14,247	—	—	14,248
Restricted stock units issued	5,164	5	(5)	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—	61,016	—	61,016
Net loss	—	—	—	—	(14,139,402)	(14,139,402)
Balances, March 31, 2022	9,101,453	$9,101	$117,928,493	$—	$(69,937,116)	$48,000,478

	Stockholders’ Equity
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2021	8,892,886	$8,893	$111,452,346	$14,207	$(31,927,168)	$79,548,278
Stock-based compensation	—	—	1,010,003	—	—	1,010,003
Less: Withholding tax payments for share-based compensation	—	—	(188,793)	—	—	(188,793)
Stock option exercises	28,148	28	151,618	—	—	151,646
Common stock issuance costs	—	—	(82,043)	—	—	(82,043)
Other comprehensive loss, net of tax	—	—	—	(20,290)	—	(20,290)
Net loss	—	—	—	—	(5,330,504)	(5,330,504)
Balances, March 31, 2021	8,921,034	$8,921	$112,343,131	$(6,083)	$(37,257,672)	$75,088,297

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(14,139,402)	(5,330,504)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	142,819	131,333
Amortization	141,482	5,270
Loss on disposal of equipment	—	2,325
Stock-based compensation	10,796	1,010,003
Provision for inventory obsolescence	18,706	102,604
Provision for doubtful accounts	64,168	—
Impairment of goodwill	6,486,000	—
Impairment of long-lived intangible assets	1,540,000	—
Deferred taxes	(7,534)	—
Loss on sale of investment securities available-for-sale	182,310	—
Noncash lease costs	263,562	—
Changes in operating assets and liabilities:
Accounts receivable, net	(57,012)	65,535
Inventory	346,241	(1,500,686)
Prepaid expenses and other current assets	793,429	(55,465)
Operating lease liability	(184,560)	90,054
Deposits	6,750	(391,149)
Accounts payable	77,155	284,681
Payroll liabilities	574,297	289,308
Accrued expenses	138,820	153,306
Net cash from operating activities	(3,601,973)	(5,143,385)
Cash flows from investing activities
Purchase of property, plant, and equipment	(701,886)	(122,588)
Proceeds on sale of property, plant, and equipment	—	700
Purchase of software	—	(78,200)
Proceeds from sale of investment securities available-for-sale	8,513,783	—
Net cash from investing activities	7,811,897	(200,088)
Cash flows from financing activities
Common stock issuance costs	—	(82,043)
Withholding tax payments for share based compensation	—	(188,793)
Stock options exercised	14,248	151,646
Net cash from financing activities	14,248	(119,190)
Net change in cash and cash equivalents	4,224,172	(5,462,663)
Cash and cash equivalents beginning of year	23,049,234	57,208,080
Cash and cash equivalents end of year	$27,273,406	$51,745,417
Supplemental disclosures of cash flow information
Right-of-use assets obtained in exchange for operating lease liabilities	$7,616,513	$—
Supplemental disclosures of non-cash information
Unrealized loss on available-for-sale securities	$—	$(20,290)
Amounts reclassified from accumulated other comprehensive loss	$61,016	$—
Purchases of equipment included in deposits at the beginning of the period	$372,507	$—
Property and equipment held-and-used reclassified to held-for-sale	$947,394	$—

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Laird Superfood, Inc. (the “Company” or “Laird Superfood” or "we"), a Delaware corporation, and its wholly owned subsidiary. On July 3, 2018, the Company entered into a plan of conversion and was converted from a corporation under the laws of the State of Oregon to a corporation under the laws of the State of Delaware with an updated par value of $0.001 per share of common stock.

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

Basis of Accounting

The unaudited consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the three months ended March 31, 2022 and 2021. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

Unaudited Interim Consolidated Financial Information

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The balance sheet as of December 31, 2021 was derived from audited annual consolidated financial statements. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2022. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the fiscal year ended December 31, 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments include those related to the business combination, allowances for doubtful accounts and returns, inventory obsolescence, goodwill, intangible assets, valuation allowance for deferred taxes, reserves on prepaid expenses, the discount rates used in determining right of use assets and related lease liabilities, standard cost of inventory, and fair value of stock-based compensation.

Principles of Consolidation

These unaudited consolidated financial statements include the accounts of Laird Superfood, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in our accompanying unaudited consolidated financial statements.

Business Combinations

Business combinations are accounted for under the acquisition method which requires identifiable assets acquired and liabilities assumed in the business acquired be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. The amount by which the net fair value of assets acquired, and liabilities assumed exceeds the fair value of consideration transferred as the purchase price is recorded as a bargain purchase gain. Acquisition-related transaction costs are expensed as incurred. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill or bargain purchase gain. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s Consolidated Statements of Operations.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

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

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$27,161,606	$22,932,663
Restricted cash	111,800	116,571
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$27,273,406	$23,049,234

Amounts in restricted cash represent those that are required to be set aside by contractual agreement. On December 3, 2020, the Company entered into an agreement with DMV, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. During the three months ended March 31, 2022 we contributed $4,771 to these projects. The restriction will be released upon the completion of the projects.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents. At times, cash and cash equivalents balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company’s investment account (recognized as cash and cash equivalents) is with what the Company believes to be a high-quality issuer. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits as of March 31, 2022 and December 31, 2021 approximated $16,797,430 and $10,835,360, respectively.

Accounts Receivable, net

Accounts receivable, net consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, management determined an allowance for doubtful accounts of $64,168 and $0 as of March 31, 2022 and December 31, 2021, respectively.

Available-for-sale Debt Securities

Our investment securities consist entirely of investment-grade debt securities, all of which are classified as available-for-sale. Available-for-sale debt securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale securities are classified as long-term. We evaluate our available-for-sale securities for other-than-temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer and whether we have the intent to sell or will more likely than not be required to sell before the securities' anticipated recovery, which may be at maturity. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Inventory

Inventory is stated at the lower of cost or net realizable value and consists primarily of raw materials and packaging and finished goods and include direct labor and allocable overhead. The following table presents the components of inventory as of:

	March 31, 2022	December 31, 2021
Raw materials and packaging	$5,107,638	$4,771,671
Finished goods	4,748,758	5,449,672
Total	$9,856,396	$10,221,343

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the three months ended March 31, 2022, the Company recorded $18,706 in inventory obsolescence primarily related to the Company’s liquid creamer product line. For the three months ended March 31, 2021, the Company recorded $102,604 in inventory obsolescence related to the Company’s liquid creamer product line.

As of March 31, 2022 and December 31, 2021, the Company had a total of $946,344 and $1,009,954, respectively, of prepayments for future raw materials inventory, net of reserve for prepaid assets of $179,000, which is included in prepaid expenses and other current assets, net on the consolidated balance sheets.

Property and Equipment, net

Property and equipment are valued at cost, net of accumulated depreciation. Expenditures for maintenance and repairs that do not extend the useful life or increase the value of the assets are charged to expense in the period incurred. Additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for depreciation purposes for furniture and factory equipment range from 3 to 10 years. The useful life for leasehold improvements is the lesser of the lease term or the useful life. Construction in progress is not depreciated until such a time that the assets are completed and placed into service. For the three months ended March 31, 2022, depreciation expense was $142,819. For the three months ended March 31, 2021, depreciation expense was $131,333.

As of March 31, 2022 and December 31, 2021, the Company had a total of $116,818 and $489,325, respectively, of deposits for future equipment purchases, which is included in deposits on the consolidated balance sheets.

Land Held for Sale

Land identified by the Company which has met all criteria to be classified as held for sale is disclosed separately on the unaudited consolidated balance sheets. Land held for sale is measured at the lower of the assets carrying amount or fair value less costs to sell. There was $947,394 and $0 of land held for sale as of March 31, 2022 and December 31, 2021.

Leases

We categorize leases at their inception as either operating or finance leases. Lease agreements cover office space, warehouse and distribution space, equipment, and vehicles. All of these leases are operating leases. Operating leases are included in right-of-use assets, current lease liabilities, and long-term lease liabilities in our unaudited consolidated balance sheets.

Leased assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use a secured incremental borrowing rate as the discount rate for present value of lease payments when the rate implicit in the contract is not readily determinable. For operating leases with variable payments dependent upon an index or rate that commenced subsequent to adoption of ASU No. 2016-02, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date we have the right to control the property.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

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

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $1,539,213 for the three months ended March 31, 2022. Shipping and handling costs totaled $1,238,996 for the three months ended March 31, 2021. Income generated from shipping costs billed through to customers was included in Sales, net in the consolidated statements of operations. Shipping income totaled $248,192 for the three months ended March 31, 2022. Shipping income totaled $25,659 for the three months ended March 31, 2021.

Research and Product Development

Amounts spent on research and development activities are expensed as incurred as research and product development expense on the consolidated statements of operations. Research and product development expense was $103,833 for the three months ended March 31, 2022. Research and product development expense was $240,687 for the three months ended March 31, 2021.

Advertising

Advertising costs are expensed when incurred. Advertising expenses for the three months ended March 31, 2022 was $1,791,737. Advertising expenses for the three months ended March 31, 2021 was $1,661,644.

Marketing

Marketing costs are expensed when incurred. Marketing expenses for the three months ended March 31, 2022 were $1,062,645. Marketing expenses for the three months ended March 31, 2021 were $700,864.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the unaudited consolidated financial statements and consist of income taxes currently due and deferred tax assets and liabilities. The Company may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), stock-based compensation, right of use assets, and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, the Company recorded a deferred tax valuation allowance of $16,578,990 and $13,124,828 as of March 31, 2022 and December 31, 2021, respectively.

Repurchased Stock

Management presents repurchased stock (at cost) as a reduction in stockholders’ equity to reflect the historical stock repurchase transactions more clearly. There were no stock repurchase transactions for the three months ended March 31, 2022 and 2021.

Stock Incentive Plan

The compensation cost relating to share-based payment transactions is recognized in the unaudited consolidated financial statements. The cost is measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost for all employee stock awards is calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for all consultant stock awards is calculated and recognized over the consultant’s service period based on the grant date fair value of the equity or liability instruments issued. Upon exercise of stock option awards or vesting of restricted stock units, recipients are issued shares of common stock. Pre-vesting forfeitures result in the reversal of all compensation cost as of the date of termination; post-vesting cancellation does not.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock that were outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential common stock had been issued and is calculated under the treasury stock method. Due to the Company’s net loss, all stock options are anti-dilutive and excluded.

License Agreement – Indefinite Lived Intangible Asset

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 15 for more information on the Company’s related party transaction with Mr. Hamilton.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness and biographical information commencing on July 1, 2015. This contribution, which is reported on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 15 for more information on the Company’s related party transaction with Ms. Reece.

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

On May 26, 2020, the Company executed a License and Preservation Agreement with Mr. Hamilton and Ms. Reece (the “2020 License”), which superseded the predecessor license and preservation agreement with both individuals. Among other modifications, the agreement (i) modified certain approval rights of Mr. Hamilton and Ms. Reece for use of their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing in the Company’s products, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred year term. No additional consideration was exchanged in connection with the agreement. As indefinite-lived intangibles, the Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the licensing agreements were less than the carrying amounts. Upon considering these factors, the Company determined it was more likely than not that the fair value of the 2020 License was not less than the carrying amount; therefore, the Company recognized no impairment for the three months ended March 31, 2022 and 2021.

Definite Lived Intangible Assets, net

Definite lived intangible assets are valued at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for amortization purposes range between 3 and 10 years. Amortization expense is allocated to general and administrative expense. For the three months ended March 31, 2022, amortization expense was $141,482. For the three months ended March 31, 2021, amortization expense was $5,270. The Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the definite lived intangible assets were less than the carrying amounts. In the last month of the quarter, management had determined the sustained decline in stock price, coupled with change in market conditions, was determined to be a triggering event. Upon considering these factors, the Company determined it was more likely than not that the fair value was less than the carrying amount; therefore, the Company recognized impairment charges of $1,540,000 for the three months ended March 31, 2022. There were no impairment charges in the three months ended March 31, 2021.

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets acquired and liabilities assumed in conjunction with a business combination. Goodwill is reviewed for impairment annually as of December 31, or whenever events occur or circumstances change that indicate goodwill may be impaired. In testing goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not (more than 50%) that the fair value of goodwill is less than its carrying amount. When performing a qualitative assessment, the Company evaluates factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of goodwill is less than its carrying amount, or if the Company chooses not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the fair value, not to exceed the total amount of goodwill. In the last month of the quarter, management had determined the sustained decline in stock price, coupled with change in market conditions, was determined to be a triggering event. The Company performed a qualitative and quantitative analysis on the Company's goodwill for impairment concluding that the fair value of goodwill as calculated using a discounted cash flow model exceeds the carrying value, indicating that goodwill is impaired. As such, the Company recorded a goodwill impairment of $6,486,000.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years or older. The 401(k) plan was initiated on July 1, 2018. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. For the three months ended March 31, 2022 and 2021, we did not match employee contributions.

JOBS Act Accounting Election

The Company qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. An emerging growth company can elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. Currently, the Company has elected to file as an emerging growth company defined under the JOBS Act, and as such, these unaudited consolidated financial statements may not be comparable to the financial statements of companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

On January 1, 2022, we adopted ASU 2016-02 and subsequent updates, collectively referred to as Topic 842, using the modified retrospective transition method. In addition, we adopted the package of practical expedients in transition, which permits us to not reassess our prior conclusions pertaining to lease identification, lease classification and initial direct costs on leases that commenced prior to our adoption of the new standard. We also elected the ongoing practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities related to short-term leases.

The Company adopted Topic 842 using the modified retrospective transition approach provided in ASC 842-10-65-1(c)(2), which requires recognition of the cumulative effect adjustment, if any, of initially applying the standard to the opening balance of retained earnings in the period of adoption (i.e., January 1, 2022). There was no cumulative adjustment to be recognized at January 1, 2022.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We adopted ASU 2020-04 in the first quarter of 2022. The adoption had no impact on our consolidated financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current year presentation. As a result, certain line items have been amended in the balance sheets, statements of operations, statements of cash flow, and the related notes to the unaudited consolidated financial statements.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the unaudited consolidated financial statements are available to be issued. The Company has evaluated events and transactions subsequent to March 31, 2022 for potential recognition of disclosure in the consolidated financial statements.

On March 25, 2022, the Company entered into a vacant land real estate sale agreement for the sale of excess unused lots in Sisters, Oregon for a sales price of $1,572,510. As of March 31, 2022, no funds had exchanged hands and the Company retained the ownership of the land. The transaction is expected to close on or before May 15, 2022.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the components of the intangible assets acquired as of the acquisition date and their estimated useful lives:

	Estimated Useful Life	Fair Value
Trade names	10 years	$2,530,000
Customer relationships	10 years	1,990,000
Recipes	10 years	330,000
Social media agreements	3 years	80,000
Total intangible assets acquired		$4,930,000

The following unaudited pro forma summary presents the results of the Company as if the acquisition of Picky Bars had occurred on January 1 of the year of the acquisition:

Three Months Ended
March 31, 2021
Net Sales	$8,556,165
Net Loss	$(5,501,709)

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

3. Prepaid Expenses and Other Current Assets, Net

The following table presents the components of prepaid expenses and other current assets, net, as of:

	March 31, 2022	December 31, 2021
Prepaid insurance	$1,010,566	$1,586,768
Prepaid inventory	946,344	1,009,954
Prepaid subscriptions and license fees	632,343	455,781
Prepaid, other	168,112	240,657
Prepaid advertising	257,822	253,750
Other current assets	197,927	459,633
Total prepaid and other assets	3,213,114	4,006,543
Reserve for prepaid inventory	(179,000)	(179,000)
Prepaid and other assets, net	$3,034,114	$3,827,543

4. Investment securities

The Company held no investment securities as of March 31, 2022. Investment securities as of December 31, 2021 consisted of the following:

December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Federal agency bonds — mortgage-backed	$8,696,093	$—	$(61,016)	$8,635,077
Total debt securities available-for-sale	$8,696,093	$—	$(61,016)	$8,635,077

The amortized cost and estimated fair value of investment securities as of December 31, 2021, by contractual maturity, are shown below:

	Available-for-sale
December 31, 2021	Amortized cost	Estimated fair value
Due after one year through five years	$8,696,093	$8,635,077
Total debt securities available-for-sale	$8,696,093	$8,635,077

Investment securities with an estimated fair value of $8,635,077 as of December 31, 2021 were pledged to secure our revolving line of credit. See Note 6 for additional information.

The Company recorded sales of available-for-sale debt securities during the three months ended March 31, 2022 of $8,513,783 and recognized a loss on the sale of $182,310. The Company recorded no sales or maturities of available-for-sale securities during the three months ended March 31, 2021.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

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

The Company held no assets subject to fair value measurements as of March 31, 2022. The following tables summarize assets subject to fair value measurements as of December 31, 2021:

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

6. Revolving Lines of Credit

On September 2, 2021, the Company entered into a revolving line of credit with Wells Fargo Bank National Association in a principal amount not exceeding $9,500,000. The line of credit has a maturity date of August 31, 2022. The outstanding amounts under the line of credit have an interest rate calculated as Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.5% per annum until paid in full. The balance on the line of credit was $0 as of March 31 2022 and December 31, 2021. Management was in compliance with all financial covenants as of March 31, 2022 and December 31, 2021.

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

On August 10, 2017, the Company entered into a revolving line of credit with East Asset Management, LLC (“East”) in a principal amount not exceeding the lesser of the borrowing base or $3,000,000. Upon the mutual agreement of the Company and East, the primary revolving line of credit may be expanded to $10,000,000, subject to an increase in the borrowing base. The borrowing base is comprised of (a) up to 90% of eligible accounts receivable aged 90 days or less from due date utilizing the average of a trailing three months of actual book value, plus (b) up to 90% of inventory and prepaid inventory book values utilizing the average of a trailing three months of actual book value. The outstanding amounts under the line of credit have a fixed interest rate of 15% per annum until paid in full and the line of credit has a maturity date of August 10, 2022. In the event of default, the interest rate would increase to 20% while such default exists. The line of credit is secured by a security interest in accounts receivable and inventory. The balance on the line of credit was $0 as of both March 31, 2022 and December 31, 2021. Management was in compliance with all financial covenants as of March 31, 2022 and December 31, 2021.

A secondary line of credit with East in an amount up to $200,000 is available to the Company, which is not subject to the requirements of the borrowing base. The secondary line of credit is secured by a security interest in the Company’s accounts receivable and inventory. The secondary line is available with the same draw and payback conditions as the primary line. The balance on the line of credit was $0 as of both March 31 2022 and December 31, 2021.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

8. Property and Equipment, net and Land Classified as Held for Sale

Property and Equipment, net

Property and equipment, net is comprised of the following as of:

	March 31, 2022	December 31, 2021
Factory equipment	$4,275,163	$3,278,035
Land	—	947,394
Furniture and office equipment	602,016	592,316
Leasehold improvements	1,045,798	993,581
Construction in progress	164,332	148,984
	6,087,309	5,960,310
Accumulated depreciation	(1,590,194)	(1,447,375)
Property and equipment, net	$4,497,115	$4,512,935

Depreciation expense was $142,819 for the three months ended March 31, 2022. Depreciation expense was $131,333 for the three months ended March 31, 2021.

Land Classified as Held for Sale

On March 25, 2022, the Company entered into a vacant land real estate sale agreement for the sale of excess unused lots in Sisters, Oregon for a sales price of $1,572,510. As of March 31, 2022, no funds had exchanged hands and the Company retained the ownership of the land. The transaction is expected to close on or before May 15, 2022. Held for sale assets are presented at the lower of the fair market value or the net carrying value. As the determined fair value is greater than the net carrying value of $947,394, no impairment charges have been recorded for the three months ended March 31, 2022 and 2021. These assets were held-and-used as of December 31, 2021.

9. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets acquired and liabilities assumed in connection with the acquisition of Picky Bars. The carrying amount of goodwill attributed to the acquisition of Picky Bars was $6,486,000 as of the acquisition date.

Goodwill is reviewed for impairment annually at December 31. In testing goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. When performing a qualitative assessment, the Company evaluates factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, or if the Company chooses not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions and their impact on the Company, as well as the current market capitalization forecasts. Given certain market factors, the Company determined that a triggering event had occurred which would require an interim impairment test to be performed.

In the last month of the quarter, management had determined the sustained decline in stock price, coupled with change in market conditions, was determined to be a triggering event. The Company performed a qualitative and quantitative analysis on the Company's goodwill for impairment. concluding that the fair value of goodwill as calculated using a discounted cash flow model exceeds the carrying value, this indicating that goodwill is impaired. As such, the Company recorded a goodwill impairment of $6,486,000.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Intangible Assets, Net

Intangible Assets, net is comprised of the following:

	March 31, 2022	December 31, 2021
Trade names (10 years)	$2,190,083	$2,530,000
Customer relationships (10 years)	371,898	1,990,000
Recipes (10 years)	330,000	330,000
Social media agreements (3 years)	80,000	80,000
Software (3-15 years)	188,662	188,662
Amortizable intangible assets	3,160,643	5,118,662
Accumulated amortization	(135,371)	(411,908)
Amortizable intangible assets, net	3,025,272	4,706,754
Licensing agreements (indefinite)	132,100	132,100
Total Intangible assets, net	$3,157,372	$4,838,854

The weighted-average useful life of all the Company’s intangible assets is 8.8 years.

For the three months ended March 31, 2022, amortization expense was $141,482. For the three months ended March 31, 2021, amortization expense was $5,270.

During the three months ended March 31, 2022, the Company assessed whether a triggering event has occurred which would require interim impairment testing long-lived intangible assets for impairment. The Company determined that a triggering event had occurred which would require an interim impairment test to be performed. In conjunction with the goodwill qualitative and quantitative assessment performed, the Company performed a quantitative assessment of intangible assets acquired in the business combination with Picky Bars, and recorded an impairment of the related long-lived intangible assets of $1,540,000.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to fifteen years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2022	$296,447
2023	394,195
2024	338,323
2025	315,175
2026	315,175
Thereafter	1,365,957
$3,025,272

10. Leases

In February 2016, the FASB issued a new accounting guidance on leases. Effective January 1, 2022, we adopted the standard using the modified retrospective method, under which we elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the Consolidated Balance Sheet without adjusting comparative periods.

In accordance with Topic 842, Leases, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise.

In addition to rent, the leases may require the Company to pay additional costs, such as utilities, maintenance and other operating costs, which are generally referred to as non-lease components. The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of a right-of-use asset and liability. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

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

The Company executed a second lease for additional warehouse and office space under a commercial lease with RII Lundgren Mill, LLC, dated December 17, 2018. The lease commenced on July 1, 2019 with monthly payments of $12,784, to escalate after 24 months by the lesser of 3% or the CPI adjustment. However, for accounting purposes the lease commencement date was June 6, 2019. The initial lease term is ten years, and the Company has the option to renew the lease for two additional five-year periods. The landlord has paid for many tenant improvements and the Company has committed to reimbursing the landlord, in additional rents, for specific improvements. On December 20, 2018, the Company completed the initial reimbursement of $1,202,529. The Company made the final reimbursement in the amount of $1,399,001 on December 31, 2019.

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

The Company assumed an operating lease in the acquisition of Picky Bars, LLC on May 3, 2021. The Company pays monthly rent of $4,609, which escalates by 3% in months 15, 27, 39, and 51. The initial lease term is 62 months, and the Company has the option to renew the lease for two additional three-year periods.

The components of lease expense were as follows:

Three Months Ended March 31, 2022
Operating leases
Operating lease cost	$267,106
Variable lease cost	53,003
Operating lease expense	320,110
Short-term lease rent expense	32,132
Total rent expense	$352,242

Three Months Ended March 31, 2022
Operating cash flows - operating leases	$184,560
Right-of-use assets obtained in exchange for operating lease liabilities	$7,616,513

March 31, 2022
Weighted-average remaining lease term – operating leases (in years)	8.5
Weighted-average discount rate – operating leases	3.75%

As of March 31, 2022, future minimum payments during the next five years and thereafter are as follows:

2022 (excluding the quarter ended March 31, 2022)	$556,782
2023	743,549
2024	745,345
2025	704,453
2026	683,704
Thereafter	2,593,782
Total	6,027,615
Less imputed interest	(877,831)
Operating lease liabilities	$5,149,784

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

11. Deferred Tax Assets and Liabilities

The Company had a tax net loss for the three months ended March 31, 2022 and 2021 and therefore has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions as well as subject to franchise taxes considered income taxes under ASC 740. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows for three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021

Income tax (benefit) expense at statutory rates	$(2,968,062)	$(1,444,503)
Valuation allowance for deferred tax assets	2,947,086	1,390,076
Stock-based compensation	12,642	178,462
Other, net	14,108	(124,035)
Reported income tax (benefit) expense	5,774	—
Effective tax rate:	0.00%	0.00%

The Company’s deferred tax assets and liabilities consisted of the following as of:

	March 31, 2022	December 31, 2021
Noncurrent deferred tax assets:
Net operating loss carryforwards	$13,633,013	$11,999,882
Intangible assets	1,826,921	17,951
Property and equipment	689,750	686,601
Research and development credits	223,613	165,216
Accrued expenses	58,900	98,296
Charitable contributions	41,298	38,447
Unexercised options	654,978	679,688
Total noncurrent deferred tax assets	17,128,473	13,686,081
Noncurrent deferred tax liabilities:
Right of use asset	549,483	568,787
Total noncurrent deferred tax liabilities	549,483	568,787
Net noncurrent deferred tax assets	16,578,990	13,117,294
Valuation allowance	(16,578,990)	(13,124,828)
Total net noncurrent deferred tax liabilities	$0	$(7,534)

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not they will be realized; if not, a valuation allowance is required to be recorded. During the three months ended March 31, 2022, the Company recorded an indefinite-lived deferred tax asset of $1.5 million to account for the book vs. tax basis difference related to the goodwill intangible asset acquired in the Picky Bars acquisition. During the three months ended March 31, 2022, the goodwill relating to the Picky Bars stock acquisition was fully impaired for GAAP. Due to the impairment, there is a deferred tax asset associated with the indefinite-lived intangible asset. The valuation allowance is increased by the indefinite-lived intangible assets. Previously, there was an indefinite-lived deferred tax liability that was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the goodwill and U.S. federal net operating losses (“NOLs”). A naked credit resulted due to indefinite-lived deferred tax liability's inability to reduce the valuation allowance for U.S. federal income tax purposes

As of March 31, 2022, the Company did not provide a current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. Management has determined that it was not more likely than not that the deferred tax assets would be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company may reduce the valuation allowance against definite-lived deferred tax assets at such time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The Company has recorded a provision for state income taxes and a corresponding current state tax payable of $13 thousand.

The change in the valuation allowance for deferred tax assets and liabilities for the three months ended March 31, 2022 was a net increase of $3.5 million. At March 31, 2022 and December 31, 2021, the Company had NOLs totaling approximately $54.6 million and $48.0 million, respectively. The Company had federal NOLs at March 31, 2022 totaling approximately $1.9 million from 2017 and prior years that can be carried forward for 20 years, which begin to expire in 2036. At March 31, 2022 and December 31, 2021, the Company had federal NOLs totaling approximately $52.8 million and $46.2 million, respectively from 2018 and subsequent years that can be carried forward indefinitely. At March 31, 2022 and December 31, 2021, the Company had state NOLs totaling $27.6 million and $24.5 million, respectively, that can be carried forward for between 15 and 20 years. At March 31, 2022 and December 31, 2021, the Company had credits totaling $0.5 million and $0.4 million, respectively, that can be carried forward for between 5 and 20 years.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

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

The following tables summarize the Company’s stock option activity during the three months ended March 31, 2022 and 2021:

	March 31, 2022
	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2022	747,800	$11.51	6.57	$1,143,013
Granted	216,660	3.99
Exercised/released	(1,750)	8.14
Cancelled/forfeited	(74,317)	17.96
Balance at March 31, 2022	888,393	$10.97	7.10	$283,924
Exercisable at March 31, 2022	531,278	$8.73	5.84	$283,924

	March 31, 2021
	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2021	887,640	$9.65	6.42	$33,433,274
Granted	44,068	45.53
Exercised/released	(28,148)	6.16
Cancelled/forfeited	(2,750)	11.71
Balance at March 31, 2021	900,810	$11.42	6.35	$23,488,929
Exercisable at March 31, 2021	543,598	$7.55	5.19	$16,264,671

The stock-based compensation expense is recognized ratably over the requisite service period for all awards. As a result of applying the provisions of ASC 718, “Compensation- Stock Compensation” (“ASC 718”), the Company recognized stock compensation expense of $10,796 for the three months ended March 31, 2022. The Company recognized stock compensation expense of $1,010,003 for the three months ended March 31, 2021.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

During the three months ended March 31, 2022 and 2021, the Company granted 216,660 and 44,068 stock option units, respectively. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $106,449 and $396,246 in the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, there was $1,875,837 and $1,638,717, respectively, of total unrecognized compensation cost related to non-vested stock option share-based compensation arrangements with a remaining weighted-average vesting period of 2.49 years.

During the three months ended March 31, 2022 and 2021, there were $0 and $188,793, respectively, of payroll taxes withheld from stock-based compensation which were remitted directly to the tax authorities on the behalf of the recipients of the awards.

During the three months ended March 31, 2022 and 2021 the Company granted 135,777 and 21,766 restricted stock units, respectively, to 214 employees and board of directors members, collectively. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $363,338 and $39,478 in the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, there was $2,621,937 and $2,282,174, respectively, of total unrecognized compensation cost related to non-vested restricted stock units with a remaining weighted-average vesting period of 3.00 years.

During the three months ended March 31, 2022 and 2021, the Company granted 0 and 189,608 market-based stock units (“MSUs”), respectively, to eight employees based on the agreed upon amounts in the market-based restricted stock unit agreements. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense (reversal of expense) of $(464,462) and $385,486 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, there were forfeitures related to these MSUs of $883,324 representing a discrete reversal of stock compensation expense to the quarter. These MSUs vest upon the 30-day weighted average stock price reaching or exceeding established targets, after reaching certain time targets. As of March 31, 2022 and December 31, 2021, there were $767,939 and $1,927,898, respectively, of total unrecognized compensation cost related to non-vested MSUs with a remaining weighted-average vesting period of 1.84 years. We estimate the grant-date fair value of the MSUs using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rate of return and dividend yield. Expected volatilities within the index are derived using historical volatilities of a selected peer group over a period equal to the length of the performance period. We base the risk-free rate of return on the yield of a zero-coupon U.S. Treasury bond with a maturity equal to the performance period and assume a 0% dividend rate. Compensation expense for these MSUs is recognized over the requisite service period regardless of whether the market conditions are satisfied.

On May 1, 2021, the Company established an Employee Stock Purchase Plan (“ESPP”) which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of six months. On the exercise date, the participant may acquire shares at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using a component valuation model. We estimate that 12,000 shares of common stock will be issued in accordance with the plan to those enrollees in the May 1, 2022 enrollment period. As a result of applying the provisions of ASC 718 to these issuances, the Company recorded stock-based compensation expense of $5,471 for the three months ended March 31, 2022, respectively.

ASC 718 requires the use of the fair-value-based method for measuring the value of stock-based compensation. The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model, the MSUs on the grant date using a Monte Carlo simulation, and each restricted stock unit is estimated using the fair value of the Company’s stock on the date of grant. The estimated fair value of each grant of stock options awarded during the three months ended March 31, 2022 and 2021 was determined using the following assumptions:

•
Expected Term. Due to the lack of a public market for the trading of shares of the Company’s common stock prior to the Company’s initial public offering that closed on September 25, 2020, and the lack of sufficient Company-specific historical data, the expected term of employee stock options is determined using the “simplified” method, as prescribed in SEC Staff Accounting Bulletin No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	For the Three Months Ended March 31,
	2022	2021
Weighted-average expected volatility	52.05%	51.92%
Weighted-average expected term (years)	6.25	6.25
Weighted-average expected risk-free interest rate	1.71%	0.63%
Dividend yield	—	—
Weighted-average fair value of options granted	$3.99	$21.50

13. Earnings per Share

Basic earnings (loss) per share is determined by dividing net loss attributable to Laird Superfood, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common and preferred shares had been issued. Dilutive potential common shares consist of employee stock options and restricted stock units. The dilutive effect of employee stock options and restricted stock units issued by the Company and are calculated using the treasury stock method. Basic earnings per share is reconciled to diluted earnings per share in the following table:

	Quarter Ended March 31,
	2022	2021
Net loss	$(14,139,402)	$(5,330,504)
Weighted average shares outstanding- basic and diluted	9,095,441	8,894,495
Common stock options and restricted stock awards excluded due to anti-dilutive effect	1,097,778	1,169,237
Basic and diluted:
Net loss per share, basic and diluted	$(1.55)	$(0.60)

14. Concentrations

The Company had 38% of trade accounts receivable from two customers as of March 31, 2022. The Company had 57% of trade accounts receivable from three customers as of December 31, 2021.

The Company had 43% of accounts payable due to two vendors as of March 31, 2022. The Company had 12% of accounts payable due to one vendor as of December 31, 2021.

The Company sold a substantial portion of products to two customers (22%) for the three months ended March 31, 2022. As of March 31, 2022, the amount due from these customers was $526,274. The Company sold a substantial portion of products to two customers (29%) for the three months ended March 31, 2021. As of March 31, 2021, the amount due from these customers included in accounts receivable was $486,729.

The Company purchased a substantial portion of products from two suppliers (75%) and one supplier (51%) for the three months ended March 31, 2022 and 2021, respectively.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Indonesia and Vietnam geographically accounted for approximately 75% and 62% of our total raw materials and packaging purchases for the three months ended March 31, 2022 and 2021, respectively.

15. Related Party

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

License Agreements

On May 26, 2020, the Company executed a License and Preservation Agreement which superseded the predecessor license and preservation agreement with both Mr. Hamilton and Ms. Reece. Among other modifications, the agreement (i) modified certain approval rights, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred-year term. No additional consideration was exchanged in connection with the agreement. See additional discussion related to the 2020 License in Note 1 of the unaudited consolidated financial statements.

Shareholder Contribution

On December 3, 2020, Danone Manifesto Ventures, PBC, one of the Company's largest shareholders, provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects.

Social Media Marketing Agreements

The Company entered into a social media marketing agreement with Lauren Thomas and Stephanie Bruce, former co-owners of Picky Bars, to provide certain marketing services on an annual basis, for $40,000 each per annum. The Company entered into a social media marketing agreements with Jesse Thomas, former co-owner of Picky Bars, to provide certain marketing services at no cost to the Company.

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

In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended March 31,
	2022		2021
	$	% of Total	$	% of Total
Coffee creamers	$5,454,407	58%	$5,021,648	68%
Hydration and beverage enhancing supplements	1,457,431	16%	1,230,055	17%
Harvest snacks and other food items	1,686,791	18%	142,903	2%
Coffee, tea, and hot chocolate products	1,816,184	19%	1,901,092	26%
Other	238,324	3%	50,939	0%
Gross sales	10,653,137	114%	8,346,637	113%
Shipping income	248,192	3%	25,659	0%
Returns and discounts	(1,561,316)	(17%)	(975,401)	(13%)
Sales, net	$9,340,013	100%	$7,396,895	100%

The Company generates revenue through three channels: online, wholesale, and food service:

	For the Three Months Ended March 31,
	2022		2021
	$	% of Total	$	% of Total
Online	$5,423,951	58%	$4,362,407	59%
Wholesale	3,795,070	41%	2,893,697	39%
Food service	120,992	1%	140,791	2%
Sales, net	$9,340,013	100%	$7,396,895	100%

Contract assets (deferred costs of goods sold associated with deferred revenue), contract liabilities (deferred revenue, customer deposits, rewards programs), and refund liabilities (accrued returns) have been estimated and recorded as of March 31, 2022. Contract assets included in finished goods inventories were $607 and $8,316 as of March 31, 2022 and December 31, 2021, respectively. Contract liabilities and refund liabilities included in accrued expenses were $3,489 and $25,340 as of March 31, 2022 and December 31, 2021, respectively. Receivables from contracts with customers are included in Accounts receivable, net on the Company’s consolidated balance sheets. As of March 31, 2022 and December 31, 2021, Accounts receivable, net included, $1,261,562 and $1,268,718, respectively, of receivables from contracts with customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We have experienced strong sales growth since inception. Net sales increased to $9.3 million for the three months ended March 31, 2022, from $7.4 million for the three months ended March 31, 2021, representing net sales growth of 26%. The growth in the three months ended March 31, 2022 was primarily driven by a significant expansion of our customer base in online and wholesale channels as well as expansion in our product offerings.

Our omnichannel distribution strategy has three key components: online, wholesale and food service. In aggregate, this omnichannel strategy provides us with a diverse set of customers and wholesale partners, along with an opportunity to develop a direct relationship with our customers at lairdsuperfood.com and pickybars.com. We believe that, along with a trusted brand name, extensive proprietary distribution is a critical long-term and sustainable barrier to entry in the food industry.

Our online business is two pronged and consists of direct-to-consumer sales (lairdsuperfood.com and pickybars.com) and Amazon.com. For the three months ended March 31, 2022 and 2021, the online business made up 58% and 59% of our net sales, respectively. Lairdsuperfood.com is a platform that provides an authentic brand experience for our customers that drives engagement and provides feedback for future product development. We view our growing proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. Content on our websites allows Laird Superfood to educate consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for approximately three-fourths of direct-to-consumer sales for the three months ended March 31, 2022.

Our wholesale business addresses the $800 billion grocery industry, specifically the $259 billion Natural, Organic and Functional Foods and Beverages sub-segment, which has been increasing its proportion of the grocery industry, as well as many non-grocery retail channels. For the three months ended March 31, 2022 and 2021, wholesale made up 41% and 39% of our net sales, respectively. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, outdoor and drug stores. We currently estimate our products are in approximately 8,000 retail door locations with over 36,000 points of distribution and we believe the long-term potential store base exceeds 20,000 retail locations in the United States. The diversity of our retail channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

Executive Transitions

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

On April 1, 2022, Andrew Judd was appointed as Chief Commercial Officer, responsible for the commercial strategy and the development of the Company. Mr. Judd will oversee marketing, sales, product development, and customer experience to drive business growth and expand market share. Mr. Judd is an experienced marketing leader focused on building exceptional teams and go-to-market models that build brands and businesses. He has led teams across brand marketing, insights, and creative services from large strategic CPG enterprises to emerging high-growth brands. Most recently, he was CMO of Yasso. Before that he served as CMO of ONE Brands and VP Marketing for the Boulder Brands business unit of Pinnacle Foods. Previous roles included leading the management of the So Delicious brand at WhiteWave, Category Director for ice cream, iced coffee, blended beverages and value-added milk portfolio at Saputo Dairy Foods, and various roles at Campbell Soup Company.

On April 8, 2022, James Scott McGuire notified the Company of his resignation as Chief Operating Officer of the Company, effective April 30, 2022. In connection with Mr. McGuire’s resignation, Mr. McGuire and the Company entered into an independent contractor agreement pursuant to which Mr. McGuire will provide consulting services to the Company as needed and directed through November 16, 2022. In addition, the Company will make a lump sum payment equal to six months of base salary to Mr. McGuire, plus payment of COBRA premiums for up to six months.

Proceeds from Insurance Settlement

In 2021, the Company experienced loss of product for which related costs were presented in costs of goods sold and operating losses in the consolidated statements of operations and cash flows for the year ended December 31, 2021. The Company entered into discussions with the counterparty at that time to seek resolution however no amounts to be recovered were reasonably estimable or certain to be collected. In February 2022, the Company settled with the co-manufacturer and recovered costs of $205 thousand related to lost product, shipping costs, labor, and overhead. These amounts are presented as an offset to costs of goods sold and operating losses in the consolidated unaudited statements of operations and cash flows for the three months ended March 31, 2022.

Key Factors Affecting our Performance

We believe that our future performance will depend on many factors, including the following:

Ability to Grow Our Customer Base in both Online and Traditional Wholesale Distribution Channels

We are currently growing our customer base through both paid and organic online channels, as well as by expanding our presence in a variety of physical retail distribution channels. Online customer acquisitions typically occur at our direct websites, lairdsuperfood.com and pickybars.com, and Amazon.com. Our online customer acquisition program includes paid and unpaid social media, search, display and traditional media. Our products are also sold through a growing number of physical retail channels. Wholesale customers include grocery chains, natural food outlets, club stores, and drug stores, and food service customers include coffee shops, gyms, restaurants, hospitality venues and corporate dining services, among others. Customer acquisition in physical retail channels depends on, among other things, paid promotions through retailers, display and traditional media.

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

Ability to Expand Our Product Line

Our goal is to substantially expand our product line over time to increase our growth opportunity and reduce product-specific risks through diversification into multiple products, each designed around daily use. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time.

Ability to Expand Gross Margins

Our overall profitability will be impacted by our ability to expand gross margins through effective sourcing of raw materials, controlling labor and shipping costs, controlling the impacts of inflationary market factors, as well as spreading other production-related costs over greater manufacturing volumes.

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

Results of Operations

Comparison of the three months ended March 31, 2022 (“Q1 2022”) and March 31, 2021 (“Q1 2021”)

The following table summarizes our results of operations for the periods indicated:

	For the Three Months Ended March 31,		$	%
	2022	2021	Change	Change
Sales, net	$9,340,013	$7,396,895	$1,943,118	26%
Cost of goods sold	(7,390,203)	(5,559,499)	(1,830,704)	33%
Gross profit	1,949,810	1,837,396	112,414	6%
Gross margin	20.9%	24.8%
General and administrative	11,828,644	3,643,394	8,185,250	225%
Research and product development	103,833	240,687	(136,854)	(57)%
Sales and marketing	3,971,640	3,297,720	673,920	20%
Total expenses	15,904,117	7,181,801	8,722,316	121%
Operating loss	(13,954,307)	(5,344,405)	(8,609,902)	161%
Total other income (expense)	(179,321)	13,901	(193,222)	(1390)%
Loss before income taxes	(14,133,628)	(5,330,504)	(8,803,124)	165%
Income tax expense	5,774	—	5,774	100%
Net loss	(14,139,402)	(5,330,504)	(8,808,898)	165%

Sales, Net

	For the Three Months Ended March 31,		2022 v. 2021 Change
	2022	2021	$	%
Sales, net	$9,340,013	$7,396,895	$1,943,118	26%

Net sales increased to $9.3 million in Q1 2022 from $7.4 million in Q1 2021. This increase was due to growth in our online and wholesale channels, primarily caused by an increase in sales volume, as well as additional sales attributable to the acquisition of Picky Bars. Products introduced after Q1 2021, including Activate Immune Support, Aloha Plant Milk, Baking Mixes, Mushroom Botanicals, OatMac Superfood Creamers, Picky Bars products, and Renew Rest & Recover, and additional Liquid Creamer flavors, accounted for $2.5 million of sales in Q1 2022. New sales promotions drove an increase in discounts of $0.3 million offsetting net revenue growth.

Cost of Goods Sold

	For the Three Months Ended March 31,		2022 v. 2021 Change
	2022	2021	$	%
Cost of Goods Sold	$(7,390,203)	$(5,559,499)	$(1,830,704)	33%

Cost of goods sold increased to $7.4 million in Q1 2022 from $5.6 million in Q1 2021, primarily due to sales growth in Q1 2021 and the corresponding increase in consumables ($1.6 million increase) and outbound shipping and freight expenses ($0.4 million increase) combined with general inflationary pressures.

Gross Profit

	For the Three Months Ended March 31,		2022 v. 2021 Change
	2022	2021	$	%
Gross Profit	$1,949,810	$1,837,396	$112,414	6%

Gross profit increased to $1.9 million in Q1 2022 from $1.8 million in Q1 2021. Gross margin was 20.9% in Q1 2022 compared to 24.8% in Q1 2021 with benefits related to optimized DTC parcel cost and improvement in production and waste expenses associated with our liquid creamer products, offset by elevated promotional activity, elevated inventory costs, and general inflationary pressures.

Operating Expenses

	For the Three Months Ended March 31,		2022 v. 2021 Change
	2022	2021	$	%
Operating Expenses
General and Administrative	$11,828,644	$3,643,394	$8,185,250	225%
Research and Product Development	103,833	240,687	(136,854)	(57)%
Sales and Marketing	3,971,640	3,297,720	673,920	20%
Total Operating Expenses	$15,904,117	$7,181,801	$8,722,316	121%

General and administrative expense increased to $11.8 million in Q1 2022 from $3.6 million in Q1 2021, primarily due to impairment of goodwill and intangible assets recorded in Q1 2022 of $6.5 million and $1.5 million, respectively. See Note 9 to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for more information.

Research and product development expense decreased to $0.1 million in Q1 2022 from $0.2 million in Q1 2021, primarily due to costs incurred to bring new products to market in Q1 2021, which costs were not repeated in Q1 2022.

Sales and marketing expense increased to $4.0 million in Q1 2022 from $3.3 million in Q1 2021, primarily due to advertising expense and marketing fees.

Other Income (Expense)

	For the Three Months Ended March 31,		2022 v. 2021 Change
	2022	2021	$	%
Other income (expense)	$(179,321)	$13,901	$(193,222)	(1390)%

Other income (expense) is composed of interest income, gains and losses on sales of equipment, and income and losses related to investment securities available-for-sale. Other income decreased to $(179.3) thousand of expense in Q1 2022 from $13.9 thousand of income in Q1 2021, primarily due to realized losses on the sale of available for sale securities in Q1 2022.

Liquidity and Capital Resources

As of March 31, 2022, we had incurred accumulated net losses of $69.9 million, including operating losses of $14.0 million and $5.3 million for Q1 2022 and Q1 2021, respectively. We expect to incur additional operating losses as we continue efforts to grow our business. We have historically financed our operations and capital expenditures through private placements of our preferred stock and common stock, our initial public offering, as well as lines of credit and term loans.

Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.

As of March 31, 2022, we had $27.3 million of cash-on-hand and $19.7 million of available borrowings under our lines of credit. As of December 31, 2021, we had $31.7 million of cash-on-hand and investments and $19.7 million of available borrowings under our lines of credit. As of March 31, 2022, and December 31, 2021, we had no outstanding notes payable and no amounts were outstanding under our lines of credit.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our product platforms, the introduction of new products and acquisition activity. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•
Cash outflows for capital expenditures were $0.7 million in Q1 2022 and $0.1 million in 2021. The increase was to support the increase in our manufacturing and production capacity needs. The majority of capital expenditures for fiscal 2022 occurred in Q1 2022 and we do not expect to incur significant capital expenditures in the remainder of the year.
•
The Company has lease arrangements for certain equipment and facilities, including corporate and manufacturing space. As of March 31, 2022, the Company had fixed lease payment obligations of $5.1 million, with $0.7 million payable within 12 months.
•
As of March 31, 2022, $5.3 million of current liabilities were accrued related to short term operating activities, short-term lease obligations, and personnel costs.
•
Advertising and marketing expenditures were $2.9 million in Q1 2022 and $2.4 million in Q1 2021. We expect to continue to invest in these activities as part of the strategic expansion of sales volume.

We expect to continue to incur operating losses for the foreseeable future and may require additional capital resources to continue to grow our business. We believe our cash, cash equivalents, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for the next 12 months and beyond based on our current business plans.

Cash Flows

Comparison of the three months ended March 31, 2022 and 2021:

The following table shows a summary of our cash flows for the periods presented:

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities	$(3,601,973)	$(5,143,385)
Cash flows from investing activities	7,811,897	(200,088)
Cash flows from financing activities	14,248	(119,190)
Net change in cash	$4,224,172	$(5,462,663)

Cash Flows from Operating Activities

Cash used in operating activities was $3.6 million for Q1 2022 as compared to $5.1 million used in Q1 2021. The change is driven by operating net losses, decreasing inventory levels, and decreasing prepaid expenses.

Cash Flows from Investing Activities

Cash provided by investing activities was $7.8 million for Q1 2022 as compared to cash used in investing activities of $0.2 million for Q1 2021. The change is primarily due to proceeds from the sale of available-for-sale investments in Q1 2022.

Cash Flows from Financing Activities

Cash provided by financing activities was $14.2 thousand for Q1 2022 compared to $0.1 million of cash used in Q1 2021. Cash provided for Q1 2022 related to stock option exercises, while cash used in Q1 2021 primarily related to outflows from stock issuance costs and tax payments withheld from stock-based compensation offset by inflows from stock option exercises.

Segment Information

We have one operating segment and one reportable segment, as our Chief Executive Officer reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements of this Form 10-Q describes the significant accounting policies and methods used in the preparation of the Company’s unaudited consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

The transaction price contains estimates of known or expected variable consideration. We base these estimates on current performance, historical utilization, and projected redemption rates of each program. We review and update these estimates regularly until the incentives or product returns are realized and the impact of any adjustments are recognized in the period the adjustments are identified. As of March 31, 2022 and December 31, 2021, variable consideration estimates represent $0.4 million and $0.3 million, respectively, of accrued expenses on the unaudited consolidated balance sheets.

During Q1 2022, there was not, and we do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to recognize revenue. As noted above, estimates are made based on historical experience and other factors. Typically, programs that are offered have a short duration and, historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual consolidated financial statements. However, if the level of redemption rates or performance were to vary significantly from estimates, we may be exposed to gains or losses that could be material. We have not made any material changes in the accounting methodology used to recognize revenue during the past three fiscal years.

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

While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, which could result in subsequent impairments. During the year ended December 31, 2021, we had a material business combination with Picky Bars. See Note 2 to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for more information.

Impairment of Goodwill and Long-Lived Assets

Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more-likely-than-not less than its carrying amount or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The quantitative test compares the fair value of a reporting unit with its carrying amount. Upon performing the quantitative test, if the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. During the three months ended March 31, 2022 and 2021, impairment charges for goodwill were $6.5 million and $0, respectively.

Long-lived assets and definite life intangibles are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use the asset, a change in its physical condition, or an unexpected change in financial performance. When evaluating long-lived assets and definite life intangibles for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. For assets held for sale, we compare the carrying value of the disposal group to fair value. The impairment is the excess of the carrying value over the fair value of the asset. During the three months ended March 31, 2022 and 2021, there were impairment charges for long-lived assets of $1.5 million and $0, respectively.

Stock Based Compensation

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

Recent Accounting Pronouncements

See Recently Issued Accounting Pronouncements in Note 1 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of financial statements for the three months ended March 31, 2022, our management identified a material weakness in the Company’s internal control over financial reporting, relating to a miscalculation of basic and diluted net loss per share caused by a formula error. Our independent registered public accounting firm identified this error, and the error was corrected by management. We believe our failure to identify this error resulted from a material weakness related to ineffective operation of management review controls related to financial reporting due to staffing constraints.

Based on the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2022. However, because the error and material weakness were discovered before the filing of this report, management has concluded that the existence of this material weakness did not result in a material misstatement of the Company’s financial statements included in this report.

Remediation Measures

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the identified material weakness, primarily through the hiring of additional accounting and finance resources; the development and implementation of additional formal, documented policies and procedures; and improved processes and management review control activities.

We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended of March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

We are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	9/25/2020

3.2	Amended and Restated Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	9/25/2020

10.1	Employment Agreement between the Company and Jason Vieth, effective January 31, 2022.	8-K	001-39537	10.1	1/31/2022

10.2	Independent Contractor Agreement between the Company and Paul Hodge, effective January 31, 2022.	8-K	001-39537	10.2	1/31/2022

10.3	Independent Contractor Agreement between the Company and James Scott McGuire, effective April 30, 2022.	8-K	001-39537	10.3	4/13/2022

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** The certifications attached as Exhibit 32.1 and 32.2 are not deemed filed with the SEC and are not incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form10-Q, irrespective of any general incorporation language contained in such.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laird Superfood, Inc.
(Registrant)

Date: May 12, 2022	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer

Date: May 12, 2022	/s/ Valerie Ells
Valerie Ells
Chief Financial Officer