Form 10-Q
period 2022-06-30
Laird Superfood, Inc.
filed 2022-08-11
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022 the registrant had 9,175,812 shares of common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets
Cash, cash equivalents, and restricted cash	$24,544,116	$23,049,234
Accounts receivable, net	1,183,953	1,268,718
Investment securities available-for-sale	—	8,635,077
Inventory	8,743,811	10,221,343
Prepaid expenses and other current assets, net	2,772,092	3,827,543
Deposits	104,573	679,919
Total current assets	37,348,545	47,681,834
Noncurrent assets
Property and equipment, net	4,375,989	4,512,935
Fixed assets held-for-sale	100,000	—
Intangible assets, net	3,210,036	4,838,854
Goodwill	—	6,486,000
Right-of-use asset	7,179,389	2,327,752
Total noncurrent assets	14,865,414	18,165,541
Total assets	$52,213,959	$65,847,375
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$413,436	$888,768
Payroll liabilities	1,149,368	814,163
Accrued expenses	2,645,505	2,083,090
Lease liability, current portion	742,669	—
Total current liabilities	4,950,978	3,786,021
Long-term liabilities
Deferred tax liability, net	—	7,534
Lease liability	4,269,423	—
Total long-term liabilities	4,269,423	7,534
Total liabilities	9,220,401	3,793,555
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 9,535,662 and 9,169,958 issued and outstanding at June 30, 2022, respectively; 9,460,243 and 9,094,539 issued and outstanding at December 31, 2021, respectively	9,170	9,095
Additional paid-in capital	117,826,024	117,903,455
Accumulated other comprehensive loss	—	(61,016)
Accumulated deficit	(74,841,636)	(55,797,714)
Total stockholders’ equity	42,993,558	62,053,820
Total liabilities and stockholders’ equity	$52,213,959	$65,847,375

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales, net	$8,674,006	$9,180,586	$18,014,019	$16,577,479
Cost of goods sold	(7,096,068)	(6,998,695)	(14,486,271)	(12,558,194)
Gross profit	1,577,938	2,181,891	3,527,748	4,019,285
General and administrative
Salaries, wages and benefits	1,407,054	1,032,424	3,059,065	2,253,181
Stock-based compensation	(259,474)	955,369	(313,969)	1,854,604
Professional fees	562,106	609,448	1,272,231	953,070
Insurance expense	501,079	500,821	1,113,013	1,023,221
Impairment of goodwill	—	—	6,486,000	—
Impairment of long-lived intangible assets	—	—	1,540,000	—
Impairment of fixed assets held-for-sale	100,426	—	100,426	—
Gain on sale of land held-for-sale	(573,818)	—	(573,818)	—
Other expense	898,152	1,064,849	1,781,221	1,722,229
Total general and administrative expenses	2,635,525	4,162,911	14,464,169	7,806,305
Research and product development	116,467	374,852	220,300	615,539
Sales and marketing
Salaries, wages and benefits	722,443	630,328	1,457,468	1,264,079
Stock-based compensation	37,849	55,706	96,084	97,095
Advertising	1,567,465	1,697,860	3,359,202	3,359,504
General marketing	1,096,025	1,247,294	2,158,670	1,948,158
Other expense	329,220	290,104	653,218	550,175
Total sales and marketing expenses	3,753,002	3,921,292	7,724,642	7,219,011
Total expenses	6,504,994	8,459,055	22,409,111	15,640,855
Operating loss	(4,927,056)	(6,277,164)	(18,881,363)	(11,621,570)
Other income (expense)
Interest and dividend income	5,771	11,623	10,679	25,525
Rental income	16,765	—	16,765	—
Loss on sale of available-for-sale debt securities	—	—	(182,310)	—
Other expense	—	—	(1,919)	—
Total other income (expense)	22,536	11,623	(156,785)	25,525
Loss before income taxes	(4,904,520)	(6,265,541)	(19,038,148)	(11,596,045)
Income tax expense	—	(36,718)	(5,774)	(36,718)
Net loss	$(4,904,520)	$(6,302,259)	$(19,043,922)	$(11,632,763)
Net loss per share:
Basic	$(0.54)	$(0.70)	$(2.09)	$(1.30)
Diluted	$(0.54)	$(0.70)	$(2.09)	$(1.30)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,132,632	8,967,797	9,114,527	8,931,736

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(4,904,520)	$(6,302,259)	$(19,043,922)	$(11,632,763)
Other comprehensive loss, net of tax
Change in unrealized losses on available-for-sale debt securities before classifications, net of tax(1)	—	(3,711)	—	(24,001)
Amounts reclassified from accumulated other comprehensive loss	—	—	61,016	—
Total other comprehensive income (loss)	—	(3,711)	61,016	(24,001)
Comprehensive loss	$(4,904,520)	$(6,305,970)	$(18,982,906)	$(11,656,764)

(1)
The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. See note 11 for the estimated tax benefit deferred.

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2022	9,094,539	$9,095	$117,903,455	$(61,016)	$(55,797,714)	$62,053,820
Stock-based compensation	—	—	10,796	—	—	10,796
Stock option exercises	1,750	1	14,247	—	—	14,248
Restricted stock units issued	5,164	5	(5)	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—	61,016	—	61,016
Net loss	—	—	—	—	(14,139,402)	(14,139,402)
Balances, March 31, 2022	9,101,453	$9,101	$117,928,493	$—	$(69,937,116)	$48,000,478
Stock-based compensation	—	—	(209,242)	—	—	(209,242)
Stock option exercises	43,553	44	49,956	—	—	50,000
Restricted stock units issued	13,897	14	(14)	—	—	—
Employee stock purchase plan shares issued	11,055	11	28,276			28,287
Recovery of short-swing profits	—	—	28,555	—	—	28,555
Net loss	—	—	—	—	(4,904,520)	(4,904,520)
Balances, June 30, 2022	9,169,958	$9,170	$117,826,024	$—	$(74,841,636)	$42,993,558

	Stockholders’ Equity
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2021	8,892,886	$8,893	$111,452,346	$14,207	$(31,927,168)	$79,548,278
Stock-based compensation	—	—	1,010,003	—	—	1,010,003
Less: Withholding tax payments for share-based compensation	—	—	(188,793)	—	—	(188,793)
Stock option exercises	28,148	28	151,618	—	—	151,646
Common stock issuance costs	—	—	(82,043)	—	—	(82,043)
Other comprehensive loss, net of tax	—	—	—	(20,290)	—	(20,290)
Net loss	—	—	—	—	(5,330,504)	(5,330,504)
Balances, March 31, 2021	8,921,034	$8,921	$112,343,131	$(6,083)	$(37,257,672)	$75,088,297
Stock-based compensation	—	—	1,090,074	—	—	1,090,074
Less: Withholding tax payments for share-based compensation	(956)	(1)	(30,362)	—	—	(30,363)
Stock option exercises	23,169	23	243,000	—	—	243,023
Restricted stock units issued	3,000	3	(3)	—	—	—
Common stock issued for business acquisition costs	53,134	53	1,834,804	—	—	1,834,857
Other comprehensive income, net of tax	—	—	—	(3,711)	—	(3,711)
Net loss	—	—	—	—	(6,302,259)	(6,302,259)
Balances, June 30, 2021	8,999,381	$8,999	$115,480,644	$(9,794)	$(43,559,931)	$71,919,918

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(19,043,922)	(11,632,763)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	329,138	302,261
Amortization	245,223	103,803
Loss on disposal of equipment	635	2,325
Gain on sale of land held-for-sale	(573,818)	—
Stock-based compensation	(198,446)	2,100,077
Provision for inventory obsolescence	34,843	128,556
Provision for doubtful accounts	60,106	—
Reserve for prepaid assets	—	179,000
Impairment of goodwill	6,486,000	—
Impairment of long-lived intangible assets	1,540,000	—
Impairment of fixed assets held-for-sale	100,426
Deferred taxes	(7,534)	36,718
Loss on sale of investment securities available-for-sale	182,310	—
Noncash lease costs	530,669	—
Changes in operating assets and liabilities:
Accounts receivable, net	24,659	99,047
Inventory	1,442,689	(3,888,989)
Prepaid expenses and other current assets	1,055,451	729,881
Operating lease liability	(370,214)	179,503
Deposits	202,839	2,602
Accounts payable	(475,332)	208,131
Payroll liabilities	335,205	129,397
Accrued expenses	562,415	367,209
Net cash from operating activities	(7,536,658)	(10,953,242)
Cash flows from investing activities
Purchase of property, plant, and equipment	(1,121,831)	(522,564)
Deposits on equipment to be acquired	—	(407,412)
Proceeds on sale of property, plant, and equipment	—	700
Purchase of software	(2,714)	(109,795)
Acquisition of a business, net of cash acquired (note 2)	—	(10,449,587)
Proceeds from sale of land held-for-sale	1,521,212	—
Proceeds from sale of investment securities available-for-sale	8,513,783	—
Net cash from investing activities	8,910,450	(11,488,658)
Cash flows from financing activities
Common stock issuance costs	—	(82,043)
Recovery of short-swing profits	28,555	—
Employee stock purchase plan shares issued	28,287	—
Withholding tax payments for share based compensation	—	(219,156)
Stock options exercised	64,248	394,669
Net cash from financing activities	121,090	93,470
Net change in cash and cash equivalents	1,494,882	(22,348,430)
Cash and cash equivalents beginning of year	23,049,234	57,208,080
Cash and cash equivalents end of year	$24,544,116	$34,859,650
Supplemental disclosures of cash flow information
Right-of-use assets obtained in exchange for operating lease liabilities	$5,285,330	$—
Supplemental disclosures of non-cash information
Unrealized loss on available-for-sale securities	$—	$(24,001)
Common stock issued in connection with the acquisition of a business (note 2)	$—	$1,834,857
Amounts reclassified from accumulated other comprehensive loss	$61,016	$—
Amounts reclassified from property, plant, and equipment to fixed assets held-for-sale	$100,000	$—
Amounts reclassified from property, plant, and equipment to intangible assets	$153,691	$—
Purchases of equipment included in deposits at the beginning of the period	$372,507	$—
Property and equipment held-and-used reclassified to held-for-sale	$947,394	$—

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Laird Superfood, Inc., a Delaware corporation, and its wholly owned subsidiary (collectively, the “Company” or “Laird Superfood” or "we").

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

Basis of Accounting

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the three and six months ended June 30, 2022 and 2021. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

Unaudited Interim Consolidated Financial Information

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The balance sheet as of December 31, 2021 was derived from audited annual consolidated financial statements. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2022. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the Company's fiscal year 2021 Form 10-K filed with the SEC on March 8, 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments include those related to a business combination, allowances for doubtful accounts and returns, inventory obsolescence, goodwill, intangible assets, valuation allowance for deferred taxes, reserves on prepaid expenses, the discount rates used in determining right of use assets and related lease liabilities, standard cost of inventory, and fair value of stock-based compensation.

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

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$24,442,384	$22,932,663
Restricted cash	101,732	116,571
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$24,544,116	$23,049,234

Amounts in restricted cash represent those that are required to be set aside by contractual agreement. On December 3, 2020, the Company entered into an agreement with Danone Manifesto Ventures, PBC, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. During the three and six months ended June 30, 2022 we contributed $10,068 and $14,839, respectively, to these projects. During the three and six months ended June 30, 2021, we contributed $25,059 and $80,963, respectively, to these projects. The restriction will be released upon the completion of the projects.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents. At times, cash and cash equivalents balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company’s investment account (recognized as cash and cash equivalents) is with what the Company believes to be a high-quality issuer. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits as of June 30, 2022 and December 31, 2021 approximated $15,165,524 and $10,835,360, respectively.

Accounts Receivable, net

Accounts receivable, net consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, management determined an allowance for doubtful accounts of $60,106 and $0 as of June 30, 2022 and December 31, 2021, respectively.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Inventory

Inventory is stated at the lower of cost or net realizable value and consists primarily of raw materials and packaging and finished goods and include direct labor and allocable overhead. The following table presents the components of inventory as of:

	June 30, 2022	December 31, 2021
Raw materials and packaging	$4,619,052	$4,771,671
Finished goods	4,124,759	5,449,672
Total	$8,743,811	$10,221,343

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the three and six months ended June 30, 2022, the Company recorded $16,137 and $34,843, respectively, in inventory obsolescence primarily related to the Company’s liquid creamer product line. For the three and six months ended June 30, 2021, the Company recorded $25,952 and $128,556, respectively, in inventory obsolescence related to the Company’s liquid creamer product line.

As of June 30, 2022 and December 31, 2021, the Company had a total of $1,238,963 and $1,009,954, respectively, of prepayments for future raw materials inventory, net of reserve for prepaid assets of $179,000, which is included in prepaid expenses and other current assets, net on the unaudited consolidated balance sheets.

Property and Equipment, net

Property and equipment are valued at cost, net of accumulated depreciation. Expenditures for maintenance and repairs that do not extend the useful life or increase the value of the assets are charged to expense in the period incurred. Additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for depreciation purposes for furniture and factory equipment range from 3 to 10 years. The useful life for leasehold improvements is the lesser of the lease term or the useful life. Construction in progress is not depreciated until such a time that the assets are completed and placed into service. For the three and six months ended June 30, 2022, depreciation expense was $186,319 and $329,138, respectively. For the three and six months ended June 30, 2021, depreciation expense was $170,928 and $302,261, respectively.

As of June 30, 2022 and December 31, 2021, the Company had a total of $0 and $489,325, respectively, of deposits for future equipment purchases, which is included in deposits on the unaudited consolidated balance sheets.

Fixed Assets Held-for-Sale

Long-lived assets identified by the Company for sale, which have met all criteria to be classified as held for sale, are disclosed separately on the balance sheet. Fixed assets held for sale are measured at the lower of the assets carrying amount or fair value less costs to sell, and depreciation is no longer recorded. Fixed assets held for sale as of June 30, 2022 include the Company’s intermittent motion form (“IMF”) production line. The Company had no fixed assets held for sale as of December 31, 2021. The Company determined a fair value less costs to sell of $100,000 for all assets associated with the IMF production line. As the determined fair value is less than the net carrying value of the assets, the Company recorded an impairment loss of $100,426 during the three and six months ended June 30, 2022.

Leases

We categorize leases at their inception as either operating or finance leases. Lease agreements cover office space, warehouse and distribution space, equipment, and vehicles. All of these leases are operating leases. Operating leases are included in right-of-use assets, current lease liabilities, and long-term lease liabilities in our unaudited consolidated balance sheets.

Leased assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use a secured incremental borrowing rate as the discount rate for present value of lease payments when the rate implicit in the contract is not readily determinable. For operating leases with variable payments dependent upon an index or rate that commenced subsequent to adoption of ASU No. 2016-02, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the unaudited consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date we have the right to control the property.

We are the lessor in a sublease agreement. This lease is an operating lease and is recognized straight line over the lease term with a related sublease rental asset accounting for abatements and initial direct costs.

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

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $1,602,342 and $3,141,555 for the three and six months ended June 30, 2022, respectively. Shipping and handling costs totaled $1,591,952 and $2,830,948 for the three and six months ended June 30, 2021, respectively. Income generated from shipping costs billed through to customers was included in Sales, net in the unaudited consolidated statements of operations. Shipping income totaled $291,410 and $539,602 for the three and six months ended June 30, 2022., respectively. Shipping income totaled $40,750 and $66,410 for the three and six months ended June 30, 2021, respectively.

Research and Product Development

Amounts spent on research and development activities are expensed as incurred as research and product development expense on the unaudited consolidated statements of operations. Research and product development expense was $116,467 and $220,300 for the three and six months ended June 30, 2022, respectively. Research and product development expense was $374,852 and $615,539 for the three and six months ended June 30, 2021, respectively.

Advertising

Advertising costs are expensed when incurred. Advertising expenses for the three and six months ended June 30, 2022 was $1,567,465 and $3,359,202, respectively. Advertising expenses for the three and six months ended June 30, 2021 was $1,697,860 and $3,359,504, respectively.

Marketing

Marketing costs are expensed when incurred. Marketing expenses for the three and six months ended June 30, 2022 were $1,096,025 and $2,158,670, respectively. Marketing expenses for the three and six months ended June 30, 2021 were $1,247,294 and $1,948,158, respectively.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the unaudited consolidated financial statements and consist of income taxes currently due and deferred tax assets and liabilities. The Company may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), stock-based compensation, right of use assets, and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, the Company recorded a deferred tax valuation allowance of $17,588,981 and $13,124,828 as of June 30, 2022 and December 31, 2021, respectively.

Repurchased Stock

Management presents repurchased stock (at cost) as a reduction in stockholders’ equity to reflect the historical stock repurchase transactions more clearly. There were no stock repurchase transactions for the three and six months ended June 30, 2022 and 2021.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Stock Incentive Plan

The compensation cost relating to share-based payment transactions is recognized in the unaudited consolidated financial statements. The cost is measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost for all employee stock awards is calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for all consultant stock awards is calculated and recognized over the consultant’s service period based on the grant date fair value of the equity or liability instruments issued. Upon exercise of stock option awards or vesting of restricted stock units ("RSUs"), recipients are issued shares of common stock. Pre-vesting forfeitures result in the reversal of all compensation cost as of the date of termination; post-vesting cancellation does not.

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

License Agreement – Indefinite Lived Intangible Asset

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the unaudited consolidated balance sheets as of June 30, 2022 and December 31, 2021, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 15 for more information on the Company’s related party transaction with Mr. Hamilton.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness and biographical information commencing on July 1, 2015. This contribution, which is reported on the unaudited consolidated balance sheets as of June 30, 2022 and December 31, 2021, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 15 for more information on the Company’s related party transaction with Ms. Reece.

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

On May 26, 2020, the Company executed a License and Preservation Agreement with Mr. Hamilton and Ms. Reece (the “2020 License”), which superseded the predecessor license and preservation agreement with both individuals. Among other modifications, the agreement (i) modified certain approval rights of Mr. Hamilton and Ms. Reece for use of their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing in the Company’s products, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred year term. No additional consideration was exchanged in connection with the agreement. As indefinite-lived intangibles, the Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the licensing agreements were less than the carrying amounts. Upon considering these factors, the Company determined it was more likely than not that the fair value of the 2020 License was not less than the carrying amount; therefore, the Company recognized no impairment for the three and six months ended June 30, 2022 and 2021.

Definite Lived Intangible Assets, net

Definite lived intangible assets are valued at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for amortization purposes range between 3 and 10 years. Amortization expense is allocated to general and administrative expense. For the three and six months ended June 30, 2022, amortization expense was $103,741 and $245,223, respectively. For the three and six months ended June 30, 2021, amortization expense was $98,533 and $103,803, respectively. The Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the definite lived intangible assets were less than the carrying amounts. In the last month of the first quarter of 2022, management determined the sustained decline in stock price, coupled with changes in market conditions, was a triggering event. Upon considering these factors, the Company determined it was more likely than not that the fair value was less than the carrying amount; therefore, the Company recognized impairment charges of $0 and $1,540,000 for the three and six months ended June 30, 2022, respectively. There were no impairment charges in the three and six months ended June 30, 2021.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets acquired and liabilities assumed in conjunction with a business combination. Goodwill is reviewed for impairment annually as of December 31, or whenever events occur or circumstances change that indicate goodwill may be impaired. In testing goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not (more than 50%) that the fair value of goodwill is less than its carrying amount. When performing a qualitative assessment, the Company evaluates factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of goodwill is less than its carrying amount, or if the Company chooses not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the fair value, not to exceed the total amount of goodwill. In the last month of the first quarter, management had determined the sustained decline in stock price, coupled with change in market conditions, was determined to be a triggering event. The Company performed a qualitative and quantitative analysis on the Company's goodwill for impairment concluding that the fair value of goodwill as calculated using a discounted cash flow model exceeds the carrying value, indicating that goodwill is impaired. The Company recorded goodwill impairment charges of $0 and $6,486,000 during the three and six months ended June 30, 2022. There were no goodwill impairment charges in the three and six months ended June 30, 2021.

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years or older. The 401(k) plan was initiated on July 1, 2018. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. For the three and six months ended June 30, 2022 and 2021, we did not match employee contributions.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

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

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current year presentation. As a result, certain line items have been amended in the statements of operations, statements of cash flow, and the related notes to the unaudited consolidated financial statements.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the unaudited consolidated financial statements are available to be issued. The Company has evaluated events and transactions subsequent to June 30, 2022 for potential recognition of disclosure in the unaudited consolidated financial statements.

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

The transaction is aligned with Laird Superfood’s strategic goals, specifically the addition of unique and innovative daily-use products across the Company’s omnichannel platform, and the acquisition of highly complementary assets such as a recurring direct-to-consumer customer base, and is expected to support continued net sales growth and improve the gross margin profile of the Company. Goodwill arising as a result of the acquisition of Picky Bars is primarily the result of synergies in business strategy, target market, and values, from expected cost savings from consolidating operations, and from the anticipated growth that the Company’s supply chain and resources will bring to Picky Bars’ operations. Operations have been fully integrated under management of the Company in Sisters, Oregon. The Company continues to operate as one segment. Our estimates of fair value of intangible assets are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill, as appropriate, in the period in which such revised estimates are identified. The measurement period is complete, and the Company recorded goodwill and intangible asset impairment charges in the first quarter of 2022 of $6,846,000 and $1,540,000, respectively. See Note 9 of the notes to these consolidated unaudited financial statements.

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

The following unaudited pro forma summary presents the results of the Company as if the acquisition of Picky Bars had occurred on January 1 of the year of the acquisition:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Net Sales	$9,618,798	$18,174,961
Net Loss	$(6,444,721)	$(11,946,430)

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

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

3. Prepaid Expenses and Other Current Assets, Net

The following table presents the components of prepaid expenses and other current assets, net, as of:

	June 30, 2022	December 31, 2021
Prepaid insurance	$525,318	$1,586,768
Prepaid inventory	1,238,963	1,009,954
Prepaid subscriptions and license fees	516,425	455,781
Prepaid, other	252,422	240,657
Prepaid advertising	169,275	253,750
Other current assets	248,689	459,633
Total prepaid and other assets	2,951,092	4,006,543
Reserve for prepaid inventory	(179,000)	(179,000)
Prepaid and other assets, net	$2,772,092	$3,827,543

4. Investment securities

The Company held no investment securities as of June 30, 2022. Investment securities as of December 31, 2021 consisted of the following:

December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Federal agency bonds — mortgage-backed	$8,696,093	$—	$(61,016)	$8,635,077
Total debt securities available-for-sale	$8,696,093	$—	$(61,016)	$8,635,077

The amortized cost and estimated fair value of investment securities as of December 31, 2021, by contractual maturity, are shown below:

	Available-for-sale
December 31, 2021	Amortized cost	Estimated fair value
Due after one year through five years	$8,696,093	$8,635,077
Total debt securities available-for-sale	$8,696,093	$8,635,077

Investment securities with an estimated fair value of $8,635,077 as of December 31, 2021 were pledged to secure our revolving line of credit. See Note 6 for additional information.

The Company recorded sales of available-for-sale debt securities during the three and six months ended June 30, 2022 of $0 and $8,513,783, respectively, and recognized a loss on the sale of $182,310 in the first quarter of 2022. The Company recorded no sales or maturities of available-for-sale securities during the three and six months ended June 30, 2021.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

The Company held no assets subject to fair value measurements as of June 30, 2022. The following tables summarize assets subject to fair value measurements as of December 31, 2021:

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

6. Revolving Lines of Credit

On September 2, 2021, the Company entered into a revolving line of credit with Wells Fargo Bank National Association in a principal amount not exceeding $9,500,000. The line of credit has a maturity date of August 31, 2022. The outstanding amounts under the line of credit have an interest rate calculated as Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.5% per annum until paid in full. The balance on the line of credit was $0 as of June, 30 2022 and December 31, 2021. Management was in compliance with all financial covenants as of June 30, 2022 and December 31, 2021.

On February 5, 2019, the Company entered into a revolving line of credit with First Interstate Bank (“FIB”) in a principal amount not exceeding $5,000,000. The line of credit was secured by the Company’s investment account held at FIB. The outstanding amounts under the line of credit had an interest rate calculated as LIBOR plus 2.0% per annum until paid in full. The loan agreement was renewed by the Company on March 1, 2021 and was closed on September 23, 2021.

On August 10, 2017, the Company entered into a revolving line of credit with East Asset Management, LLC (“East”) in a principal amount not exceeding the lesser of the borrowing base or $3,000,000. Upon the mutual agreement of the Company and East, the primary revolving line of credit may be expanded to $10,000,000, subject to an increase in the borrowing base. The borrowing base was comprised of (a) up to 90% of eligible accounts receivable aged 90 days or less from due date utilizing the average of a trailing three months of actual book value, plus (b) up to 90% of inventory and prepaid inventory book values utilizing the average of a trailing three months of actual book value. The outstanding amounts under the line of credit had a fixed interest rate of 15% per annum until paid in full and the line of credit has a maturity date of August 10, 2022. In the event of default, the interest rate would increase to 20% while such default exists. The line of credit was secured by a security interest in accounts receivable and inventory. The balance on the line of credit was $0 as of December 31, 2021. Management was in compliance with all financial covenants as of December 31, 2021. The loan agreement was closed on May 19, 2022.

A secondary line of credit with East in an amount up to $200,000 was available to the Company, which was not subject to the requirements of the borrowing base. The secondary line of credit was secured by a security interest in the Company’s accounts receivable and inventory. The secondary line was available with the same draw and payback conditions as the primary line. The balance on the line of credit was $0 as of December 31, 2021. The loan agreement was closed on May 19, 2022.

East was also granted a right of first refusal on any future equity offerings by the Company to purchase up to 20% of equity in any such offerings at a 20% price per share discount, excluding (a) shares representing, in the aggregate, not more than five percent of the Company’s issued and outstanding capital stock on a fully-diluted basis, issued to employees, consultants or directors pursuant to incentive plans; (b) shares issued for consideration other than cash pursuant to a merger, consolidation, strategic alliance, acquisition or similar business combination; (c) shares issued in connection with any distribution, dividend, conversion or recapitalization; (d) shares issued pursuant to any bona fide arms’ length equipment loan or leasing agreement, real property leasing agreement, or debt financing from a financial institution; (e) shares issued in connection with strategic transactions involving the Company and other entities, such as joint ventures, manufacturing, marketing or distribution agreements (provided that in the case of clauses (d) and (e), such issuance represents ten percent or more of the Company’s issued and outstanding capital stock on a fully-diluted basis); and (f) shares issued pursuant to a registration statement filed under the Securities Act of 1933, as amended, in connection with an initial public offering. These rights terminated concurrently with the closure of the associated loan agreements on May 19, 2022.

7. Long-term Debt

City of Sisters

On May 30, 2017, the Company entered into a forgivable loan agreement with the City of Sisters in the amount of $51,000. This forgivable loan was issued to help the Company expand its business operations in the city of Sisters, Oregon through eligible jobs. The Company had until May 30, 2020 to create jobs for 30 full-time employees with an average annual salary of $40,000 per person, and, once created and filled, the Company must maintain those jobs for an additional period of three years for the loan to be converted to a grant. If the requirements were not met, the Company would have been required to pay the loan in full, including interest of eight percent per annum on the unpaid principal amount. The Company created the eligible jobs as of April 1, 2018, and the loan was converted to a grant effective December 8, 2021.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

8. Property and Equipment, net and Land Classified as Held-for-Sale

Property and Equipment, net

Property and equipment, net is comprised of the following as of:

	June 30, 2022	December 31, 2021
Factory equipment	$4,216,861	$3,278,035
Land	—	947,394
Furniture and office equipment	716,721	592,316
Leasehold improvements	1,183,555	993,581
Construction in progress	5,993	148,984
	6,123,130	5,960,310
Accumulated depreciation	(1,747,141)	(1,447,375)
Property and equipment, net	$4,375,989	$4,512,935

Depreciation expense was $186,319 and $329,138 for the three and six months ended June 30, 2022, respectively. Depreciation expense was $170,928 and $302,261 for the three and six months ended June 30, 2021, respectively.

Fixed Assets Classified as Held-for-Sale

The Company entered into a purchase order agreement for the sale of the intermittent motion form (“IMF”) production line for a sales price of $100,000. The book value exceeded the fair market value and, as such, the Company recorded an impairment charge of $100,426 for the three and six months ended June 30, 2022.

Land Classified as Held-for-Sale

On March 25, 2022, the Company entered into a vacant land real estate sale agreement for the sale of excess unused lots in Sisters, Oregon for a sales price of $1,572,512. During the three months ended June 30, 2022, the Company sold the land resulting in a gain of $573,818.

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

In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions and their impact on the Company, as well as the current market capitalization.

In the last month of the first quarter of 2022, management determined the sustained decline in stock price, coupled with changes in market conditions, was a triggering event. The Company performed a qualitative and quantitative analysis on the Company's goodwill for impairment, concluding that the fair value of goodwill as calculated using a discounted cash flow model exceeds the carrying value, this indicating that goodwill is impaired. As such, the Company recorded a goodwill impairment of $0 and $6,486,000 for the three and six months ended June 30, 2022, respectively.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Intangible Assets, Net

Intangible Assets, net is comprised of the following:

	June 30, 2022	December 31, 2021
Trade names (10 years)	$2,190,083	$2,530,000
Customer relationships (10 years)	371,898	1,990,000
Recipes (10 years)	330,000	330,000
Social media agreements (3 years)	80,000	80,000
Software (3-15 years)	345,067	188,662
Amortizable intangible assets	3,317,048	5,118,662
Accumulated amortization	(239,112)	(411,908)
Amortizable intangible assets, net	3,077,936	4,706,754
Licensing agreements (indefinite)	132,100	132,100
Total Intangible assets, net	$3,210,036	$4,838,854

The weighted-average useful life of all the Company’s intangible assets is 8.2 years.

For the three and six months ended June 30, 2022, amortization expense was $103,741 and $245,223, respectively. For the three and six months ended June 30, 2021, amortization expense was $98,533 and $103,803, respectively.

During the three and six months ended June 30, 2022, the Company assessed whether a triggering event has occurred which would require interim impairment testing long-lived intangible assets for impairment. In the first quarter of 2022, the Company determined that a triggering event had occurred which would require an interim impairment test to be performed. In conjunction with the goodwill qualitative and quantitative assessment performed, the Company performed a quantitative assessment of intangible assets acquired in the business combination with Picky Bars, and recorded impairment of the related long-lived intangible assets of $0 and $1,540,000 for the three and six months ended June 30, 2022, respectively.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to fifteen years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2022 (excluding the six months ended June 30, 2022)	$208,264
2023	415,746
2024	359,875
2025	306,502
2026	296,407
Thereafter	1,491,142
$3,077,936

10. Leases

In February 2016, the FASB issued new accounting guidance on leases. Effective January 1, 2022, we adopted the standard using the modified retrospective method, under which we elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the unaudited consolidated balance sheet without adjusting comparative periods.

Lessee

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

The components of lease expense were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating leases
Operating lease cost	$267,106	$534,213
Variable lease cost	27,635	80,638
Operating lease expense	294,741	614,851
Short-term lease rent expense	68,957	103,498
Total rent expense	$363,698	$718,349

Six Months Ended June 30, 2022
Operating cash flows - operating leases	$370,214
Right-of-use assets obtained in exchange for operating lease liabilities	$5,285,330

June 30, 2022
Weighted-average remaining lease term – operating leases (in years)	8.3
Weighted-average discount rate – operating leases	3.75%

As of June 30, 2022, future minimum payments during the next five years and thereafter are as follows:

2022 (excluding the six months ended June 30, 2022)	$373,554
2023	748,282
2024	750,077
2025	709,185
2026	688,437
Thereafter	2,605,668
Total	5,875,203
Less imputed interest	(863,111)
Operating lease liabilities	$5,012,092

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Lessor

The Company executed a sublease agreement of the Picky Bars, LLC operating lease on March 1, 2022. The lease commenced on April 1, 2022. The sublessee pays monthly rent of $4,889 beginning August 1, 2022, to escalate after 12 months by 3%. The initial lease term expires on April 30, 2025. The lease meets all of the criteria of an operating lease and is accordingly recognized straight line over the lease term with a related sublease rental asset accounting for abatements and initial direct costs. The Company had $16,852 and $0 of sublease rental assets as of June 30, 2022 and December 31, 2021, respectively, included in prepaid and other current assets on the unaudited consolidated balance sheets.

The components of rental income were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating leases
Operating lease income	$14,055	$14,055
Variable lease income	2,710	2,710
Total rental income	$16,765	$16,765

As of June 30, 2022, future minimum payments to be received during the next five years and thereafter are as follows:

2022 (excluding the six months ended June 30, 2022)	$24,447
2023	59,845
2024	61,640
2025	20,748
2026	—
Thereafter	—
Total	$166,680

11. Deferred Tax Assets and Liabilities

The Company had a tax net loss for the three and six months ended June 30, 2022 and 2021, and therefore has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions as well as subject to franchise taxes considered income taxes under ASC 740. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows for six months ended June 30, 2022 and 2021:

	Six months ended,
	June 30, 2022	June 30, 2021

Income tax benefit at statutory rates	$(4,008,649)	$(2,442,880)
Valuation allowance for deferred tax assets	3,847,819	3,002,400
Stock-based compensation	21,935	59,074
Other (benefit) expense, net	133,121	(655,312)
Reported income tax expense	(5,774)	(36,718)
Effective tax rate:	0.00%	0.00%

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

The Company’s deferred tax assets and liabilities consisted of the following as of:

	June 30, 2022	December 31, 2021
Noncurrent deferred tax assets:
Net operating loss carryforwards	$14,939,806	$11,999,882
Intangible assets	1,839,669	17,951
Property and equipment	434,731	686,601
Research and development credits	223,613	165,216
Accrued expenses	47,660	98,296
Bad debt reserve	9,462	—
Charitable contributions	39,807	38,447
Unexercised options	583,813	679,688
Total noncurrent deferred tax assets	18,118,561	13,686,081
Noncurrent deferred tax liabilities:
Right of use asset	529,580	568,787
Total noncurrent deferred tax liabilities	529,580	568,787
Net noncurrent deferred tax assets	17,588,981	13,117,294
Valuation allowance	(17,588,981)	(13,124,828)
Total net noncurrent deferred tax liabilities	$—	$(7,534)

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not they will be realized; if not, a valuation allowance is required to be recorded. During the six months ended June 30, 2022, the Company recorded an indefinite-lived deferred tax asset of $1.5 million to account for the book vs. tax basis difference related to the goodwill intangible asset acquired in the Picky Bars acquisition. During the six months ended June 30, 2022, the goodwill relating to the Picky Bars stock acquisition was fully impaired for GAAP. Due to the impairment, there is a deferred tax asset associated with the indefinite-lived intangible asset. The valuation allowance is increased by the indefinite-lived intangible assets. Previously, there was an indefinite-lived deferred tax liability that was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the goodwill and U.S. federal net operating losses (“NOLs”). A naked credit resulted due to indefinite-lived deferred tax liability's inability to reduce the valuation allowance for U.S. federal income tax purposes

As of June 30, 2022, the Company did not provide a current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. Management has determined that it was not more likely than not that the deferred tax assets would be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company may reduce the valuation allowance against definite-lived deferred tax assets at such time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The Company has recorded a provision for state income taxes and a corresponding current state tax payable of $13 thousand.

The change in the valuation allowance for deferred tax assets and liabilities for the six months ended June 30, 2022 was a net increase of $4.5 million. At June 30, 2022 and December 31, 2021, the Company had NOLs totaling approximately $90.0 million and $72.6 million, respectively. At June 30, 2022 and December 31, 2021, the Company had federal NOLs totaling approximately $1.9 million from 2017 and prior years that can be carried forward for 20 years, which begin to expire in 2036. At June 30, 2022 and December 31, 2021, the Company had federal NOLs totaling approximately $58.1 million and $46.2 million, respectively from 2018 and subsequent years that can be carried forward indefinitely. At June 30, 2022 and December 31, 2021, the Company had state NOLs totaling $30.1 million and $24.5 million, respectively, that can be carried forward for between 15 and 20 years. At June 30, 2022 and December 31, 2021, the Company had credits totaling $0.5 million and $0.4 million, respectively, that can be carried forward for between 5 and 20 years.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

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

Stock Options

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

The following tables summarize the Company’s stock option activity:

	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2022	747,800	$11.51	6.57	$1,143,013
Granted	453,498	7.21
Exercised/released	(76,750)	2.14
Cancelled/forfeited	(192,283)	17.05
Balance at June 30, 2022	932,265	$9.02	7.81	$—
Exercisable at June 30, 2022	419,565	$9.76	5.82	$—

	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2021	887,640	$9.65	6.42	$33,433,274
Granted	54,883	42.27
Exercised/released	(50,602)	8.06
Cancelled/forfeited	(38,500)	9.27
Balance at June 30, 2021	853,421	$11.87	7.17	$15,365,736
Exercisable at June 30, 2021	579,449	$7.84	6.50	$12,763,447

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model. ASC 718, “Compensation- Stock Compensation” (“ASC 718”), requires the use of the fair-value-based method for measuring the value of stock-based compensation. The estimated fair value of each grant of stock options awarded during the three and six months ended June 30, 2022 and 2021 was determined using the following assumptions:

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

For the six months ended June 30, 2022 and 2021, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	For the Six Months Ended June 30,
	2022	2021
Weighted-average expected volatility	52.36%	52.08%
Weighted-average expected term (years)	6.25	6.23
Weighted-average expected risk-free interest rate	2.27%	0.70%
Dividend yield	—	—
Weighted-average fair value of options granted	$2.79	$20.95

Restricted Stock Units

The following tables summarize the Company’s RSU activity during the six months ended June 30, 2022 and 2021:

	Number of RSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2022	91,438	$32.91	2.17	$2,982,931
Granted	445,702	4.74
Exercised/released	(19,061)	26.92
Cancelled/forfeited	(27,845)	31.01
Balance at June 30, 2022	490,234	$7.64	3.26	$3,747,835

	Number of RSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2021	57,187	$33.16	2.08	$1,896,221
Granted	45,745	39.99
Exercised/released	(3,000)	47.99
Cancelled/forfeited	(2,742)	25.67
Balance at June 30, 2021	97,190	$36.13	2.30	$3,511,288

The Company estimates the fair value of each restricted stock unit using the fair value of the Company’s stock on the date of grant.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Market-Based Stock Units

The following tables summarize the Company’s market-based stock unit ("MSU") activity during the six months ended June 30, 2022 and 2021:

	Number of MSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2022	160,301	$43.53	1.20	$6,977,903
Granted	—	—
Exercised/released	—	—
Cancelled/forfeited	(129,218)	43.53
Balance at June 30, 2022	31,083	$43.53	0.87	$1,353,043

	Number of MSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2021	—	$—	—	$—
Granted	189,608	43.53
Exercised/released	—	—
Cancelled/forfeited	—	—
Balance at June 30, 2021	189,608	$43.53	1.56	$8,253,636

These MSUs vest upon the 30-day weighted average stock price reaching or exceeding established targets, after reaching certain time targets. We estimate the grant-date fair value of the MSUs using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rate of return and dividend yield. Expected volatilities within the index are derived using historical volatilities of a selected peer group over a period equal to the length of the performance period. We base the risk-free rate of return on the yield of a zero-coupon U.S. Treasury bond with a maturity equal to the performance period and assume a 0% dividend rate. Compensation expense for these MSUs is recognized over the requisite service period regardless of whether the market conditions are satisfied. The Company estimates the fair value of MSUs on the grant date using a Monte Carlo simulation.

Employee Stock Purchase Plan

On September 25, 2020, the Company established an Employee Stock Purchase Plan (“ESPP”) which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of six months. On the exercise date, the participant may acquire shares at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using a component valuation model. We estimate that 16,000 shares of common stock will be issued in accordance with the plan to those enrollees in the enrollment period commencing on May 1, 2022.

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC 718 to equity awards:

	Three months ended June 30, 2022	Six months ended June 30, 2022	Unrecognized compensation cost related to non-vested awards as of June 30, 2022	Weighted-average remaining vesting period as of June 30, 2022 (years)
Stock options	$80,408	$186,857	$1,375,558	3.35
RSUs	377,538	740,876	2,916,680	3.03
MSUs	(668,782)	(1,133,244)	151,153	1.59
ESPP	1,594	7,065	—	—
Total stock based compensation	$(209,242)	$(198,446)	$4,443,392	3.08

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

	Three months ended June 30, 2021	Six months ended June 30, 2021	Unrecognized compensation cost related to non-vested awards as of December 31, 2021	Weighted-average remaining vesting period as of June 30, 2021 (years)
Stock options	$189,967	$463,039	$1,638,717	2.35
RSUs	376,885	728,329	2,282,174	2.30
MSUs	508,079	893,565	1,927,898	2.59
ESPP	15,143	15,144	—	—
Total stock based compensation	1,090,074	2,100,077	5,848,789	2.41

During the three and six months ended June 30, 2022, there were forfeitures of MSU awards of certain members of executive leadership of $901,801 and $1,785,125, respectively, representing discrete reversals of stock compensation expense to the periods. There were no such forfeitures of MSUs in the three and six months ended June 30, 2021.

There were no payroll taxes withheld from stock-based compensation during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, there were $30,363 and $219,156, respectively, of payroll taxes withheld from stock-based compensation which were remitted directly to the tax authorities on the behalf of the recipients of the awards.

13. Earnings per Share

Basic earnings (loss) per share is determined by dividing net loss attributable to Laird Superfood, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common and preferred shares had been issued. Dilutive potential common shares consist of employee stock options and restricted stock units. The dilutive effect of employee stock options and restricted stock units issued by the Company and is calculated using the treasury stock method. Because the Company was in a loss position for all periods presented, all stock options and restricted stock units are anti-dilutive and excluded. The computation of basic and diluted earnings (loss) per share is set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(4,904,520)	$(6,302,259)	$(19,043,922)	$(11,632,763)
Weighted average shares outstanding- basic and diluted	9,132,632	8,967,797	9,114,527	8,931,736
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	1,453,582	950,611	1,453,582	950,611
Basic and diluted:
Net loss per share, basic and diluted	$(0.54)	$(0.70)	$(2.09)	$(1.30)

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

14. Concentrations

The Company had 43% of trade accounts receivable from two customers as of June 30, 2022. The Company had 57% of trade accounts receivable from three customers as of December 31, 2021.

The Company had 29% of accounts payable due to two vendors as of June 30, 2022. The Company had 12% of accounts payable due to one vendor as of December 31, 2021.

The Company sold a substantial portion of products to two customers (21%) and one customer (12%) for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the amount due from these customers was $556,117. The Company sold a substantial portion of products to two customers (29%) and three customers (34%) for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the amount due from these customers included in accounts receivable was $464,127.

The Company purchased a substantial portion of products from three suppliers (51%) and two suppliers (64%) for the three and six months ended June 30, 2022, respectively. The Company purchased a substantial portion of products from one supplier (48%) and one supplier (49%) for the three and six months ended June 30, 2021, respectively.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Indonesia, Sri Lanka, and Vietnam geographically accounted for approximately 51% and 64% of our total raw materials and packaging purchases for the three and six months ended June 30, 2022, respectively. Sri Lanka, Indonesia, and Vietnam geographically accounted for approximately 56% and 63% of our total raw materials and packaging purchases for the three and six months ended June 30, 2021, respectively.

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

Recovery of Short-Swing Profits

In the second quarter of 2022, the Company recorded $28,555 related to the recovery of short-swing profits from one of the Company’s shareholders under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds as an increase to additional paid-in capital in the accompanying unaudited consolidated balance sheet as of June 30, 2022 as well as cash proceeds as cash provided by financing activities in the accompanying unaudited consolidated statement of cash flows for six months ended June 30, 2022.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended June 30,
	2022		2021
	$	% of Total	$	% of Total
Coffee creamers	$4,694,975	54%	$5,078,739	55%
Hydration and beverage enhancing supplements	1,296,779	15%	1,752,820	19%
Harvest snacks and other food items	1,713,441	20%	1,344,802	15%
Coffee, tea, and hot chocolate products	1,568,142	18%	1,661,130	18%
Other	419,390	5%	76,232	1%
Gross sales	9,692,727	112%	9,913,723	108%
Shipping income	291,410	3%	40,750	0%
Returns and discounts	(1,310,131)	(15)%	(773,887)	(8)%
Sales, net	$8,674,006	100%	$9,180,586	100%

	Six Months Ended June 30,
	2022		2021
	$	% of Total	$	% of Total
Coffee creamers	$10,149,382	56%	$10,100,387	61%
Hydration and beverage enhancing supplements	2,754,210	15%	2,982,875	18%
Harvest snacks and other food items	3,400,232	19%	1,487,705	9%
Coffee, tea, and hot chocolate products	3,384,327	19%	3,562,222	21%
Other	657,713	4%	127,168	1%
Gross sales	20,345,864	113%	18,260,357	110%
Shipping income	539,602	3%	66,410	0%
Returns and discounts	(2,871,447)	(16)%	(1,749,288)	(10)%
Sales, net	$18,014,019	100%	$16,577,479	100%

The Company generates revenue through three channels: online, wholesale, and food service:

	For the Three Months Ended June 330,
	2022		2021
	$	% of Total	$	% of Total
Online	$5,178,819	60%	$5,799,104	63%
Wholesale	3,341,573	39%	3,220,030	35%
Food service	153,614	2%	161,452	2%
Sales, net	$8,674,006	100%	$9,180,586	100%

	For the Six Months Ended June 30,
	2022		2021
	$	% of Total	$	% of Total
Online	$10,602,770	59%	$10,161,509	61%
Wholesale	7,136,643	40%	6,113,727	37%
Food service	274,606	2%	302,243	2%
Sales, net	$18,014,019	100%	$16,577,479	100%

Contract assets (deferred costs of goods sold associated with deferred revenue), contract liabilities (deferred revenue, customer deposits, rewards programs), and refund liabilities (accrued returns) have been estimated and recorded as of June 30, 2022. Contract assets included in finished goods inventories were $0 and $5,283 as of June 30, 2022 and December 31, 2021, respectively. Contract liabilities and refund liabilities included in accrued expenses were $10,314 and $29,925 as of June 30, 2022 and December 31, 2021, respectively. Receivables from contracts with customers are included in Accounts receivable, net on the Company’s consolidated balance sheets. As of June 30, 2022 and December 31, 2021, Accounts receivable, net included, $1,183,953 and $1,268,718, respectively, of receivables from contracts with customers.

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

Net sales decreased to $8.7 million for the three months ended June 30, 2022 from $9.2 million for the three months ended June 30, 2021. The decline was driven primarily by challenging results in our online direct to consumer ("DTC") channel as we significantly reduced inefficient marketing spend, spending less on direct media for the DTC channel versus the prior period. These changes allowed us to create a better performing marketing mix across all digital channels and make critical investments in building our brand for future success. Online segment sales were also negatively impacted by a broader pull back in consumer spending due to inflationary concerns. Despite these factors, we saw growth in our Amazon.com sales, reflecting a momentum driven by changes we are making with regard to our approach on Amazon.com, where we saw an increase in new consumers versus the same period a year ago. Our wholesale channel sales also grew year over year driven by new distribution gains across several key retailers in natural, conventional, drug, and club channels. Net sales increased to $18.0 million for the six months ended June 30, 2022, from $16.6 million for the six months ended June 30, 2021, representing net sales growth of 9%. The growth was primarily driven by an expansion of our customer base in DTC channels as well as new distribution gains in wholesale channels combined with new products offerings.

Our omnichannel distribution strategy has three key components: online, wholesale and food service. In aggregate, this omnichannel strategy provides us with a diverse set of customers and wholesale partners, along with an opportunity to develop a direct relationship with our customers at lairdsuperfood.com and pickybars.com. We believe that, along with trusted brand names, extensive proprietary distribution is a critical long-term and sustainable barrier to entry in the food industry.

Our online business is two pronged and consists of direct-to-consumer sales (lairdsuperfood.com and pickybars.com) and Amazon.com. For the three months ended June 30, 2022 and 2021, the online business made up 60% and 63% of our net sales, respectively. For the six months ended June 30, 2022 and 2021, the online business made up 59% and 61% of our net sales, respectively.Lairdsuperfood.com is a platform that provides an authentic brand experience for our customers that drives engagement and provides feedback for future product development. We view our growing proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. Content on our websites allows Laird Superfood to educate consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for approximately three-fourths of direct-to-consumer sales for the three and six months ended June 30, 2022.

Our wholesale business addresses the $800 billion grocery industry, specifically the $259 billion Natural, Organic and Functional Foods and Beverages sub-segment, which has been increasing its proportion of the grocery industry, as well as many non-grocery retail channels. For the three and six months ended June 30, 2022, wholesale made up 39% and 40% of our net sales, respectively. For the three and six months ended June 30, 2021, wholesale made up 35% and 37% of our net sales, respectively. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, outdoor and drug stores. We currently estimate our products are in approximately 8,000 retail door locations with over 36,000 points of distribution and we believe the long-term potential store base exceeds 20,000 retail locations in the United States. The diversity of our retail channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

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

On April 1, 2022, Andrew Judd was appointed as Chief Commercial Officer, responsible for the commercial strategy and the development of the Company. Mr. Judd oversees marketing, sales, product development, and customer experience to drive business growth and expand market share. Mr. Judd is an experienced marketing leader focused on building exceptional teams and go-to-market models that build brands and businesses. He has led teams across brand marketing, insights, and creative services from large strategic CPG enterprises to emerging high-growth brands. Most recently, he was CMO of Yasso. Before that he served as CMO of ONE Brands and VP Marketing for the Boulder Brands business unit of Pinnacle Foods. Previous roles included leading the management of the So Delicious brand at WhiteWave, Category Director for ice cream, iced coffee, blended beverages and value-added milk portfolio at Saputo Dairy Foods, and various roles at Campbell Soup Company.

On May 13, 2022, Valerie Ells notified the Company of her resignation as Chief Financial Officer of the Company, effective June 30, 2022. In connection with Ms. Ells’ resignation, Ms. Ells and the Company entered into an independent contractor agreement on May 17, 2022 pursuant to which Ms. Ells will provide consulting services to the Company as needed and directed effective from the time of her resignation through August 31, 2022.

On May 17, 2022, the Company’s Board of Directors appointed Anya Kochetova Hamill as the Company’s interim Chief Financial Officer, effective July 1, 2022.
Ms. Hamill possesses more than 20 years of strategic finance experience in both public consumer packaged goods and private equity backed emerging companies in the natural foods and beverages space. Ms. Hamill joined the Company as Vice President, Financial Planning and Analysis in April 2022 from Little Secrets Chocolate, where she served as chief financial officer from September 2018. Previously, Ms. Hamill served as director, financial planning and analysis at Renewable Energy Systems Americas from March 2018 through September 2018, as the senior director of finance, premium yogurt at Danone North America from May 2017 through March 2018, and as senior director of finance, plant based beverage and food and various other finance positions at WhiteWave Foods from March 2003 through March 2018. Ms. Hamill holds an MBA with a finance concentration from Leeds School of Business at the University of Colorado and a Bachelor of Arts from Saint-Petersburg State University of Engineering and Economics.

Proceeds from Insurance Settlement

In 2021, the Company experienced loss of product for which related costs were presented in costs of goods sold and operating losses in the unaudited consolidated statements of operations and cash flows for the year ended December 31, 2021. The Company entered into discussions with the counterparty at that time to seek resolution; however, no amounts to be recovered were reasonably estimable or certain to be collected. In February 2022, the Company settled with the co-manufacturer and recovered costs of $205 thousand related to lost product, shipping costs, labor, and overhead. These amounts are presented as an offset to costs of goods sold and operating losses in the unaudited consolidated unaudited statements of operations and cash flows for the six months ended June 30, 2022.

Key Factors Affecting our Performance

We believe that our future performance will depend on many factors, including the following:

Ability to Grow Our Customer Base in both Online and Traditional Wholesale Distribution Channels

We are currently seeking to grow our customer base through both paid and organic online channels, as well as by expanding our presence in a variety of physical retail distribution channels. Online customer acquisitions typically occur at our direct websites, lairdsuperfood.com and pickybars.com, and Amazon.com. Our online customer acquisition program includes paid and unpaid social media, search, display and traditional media. Our products are also sold through a growing number of physical retail channels. Wholesale customers include grocery chains, natural food outlets, club stores, and drug stores, and food service customers include coffee shops, gyms, restaurants, hospitality venues and corporate dining services, among others. Customer acquisition in physical retail channels depends on, among other things, paid promotions through retailers, display and traditional media.

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

Results of Operations

Comparison of the three months ended June 30, 2022 (“Q2 2022”) and June 30, 2021 (“Q2 2021”)

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change	Change
Sales, net	$8,674,006	$9,180,586	$(506,580)	(6)%
Cost of goods sold	(7,096,068)	(6,998,695)	(97,373)	1%
Gross profit	1,577,938	2,181,891	(603,953)	(28)%
Gross margin	18.2%	23.8%
General and administrative	2,635,525	4,162,911	(1,527,386)	(37)%
Research and product development	116,467	374,852	(258,385)	(69)%
Sales and marketing	3,753,002	3,921,292	(168,290)	(4)%
Total expenses	6,504,994	8,459,055	(1,954,061)	(23)%
Operating loss	(4,927,056)	(6,277,164)	1,350,108	(22)%
Total other income (expense)	22,536	11,623	10,913	94%
Loss before income taxes	(4,904,520)	(6,265,541)	1,361,021	(22)%
Income tax expense	—	(36,718)	36,718	(100)%
Net loss	$(4,904,520)	$(6,302,259)	$1,397,739	(22)%

Sales, Net

	Three Months Ended June 30,
	2022	2021	$	%
Sales, net	$8,674,006	$9,180,586	$(506,580)	(6)%

Net sales decreased to $8.7 million in Q2 2022 from $9.2 million in Q2 2021. The decline was primarily due to elevated level of discounts in our direct to consumer channel to acquire new and retain existing customers in light of overall inflation and following the price increase and removal of free shipping for orders under $40 (forty) dollars. This was in part offset by growth in our wholesale channel driven by distribution gains in Grocery and Club. New sales promotions drove an increase in discounts of $0.5 million offsetting net revenue growth.

Cost of Goods Sold

	Three Months Ended June 30,		2022 v. 2021 Change
	2022	2021	$	%
Costs of goods sold	$(7,096,068)	$(6,998,695)	$(97,373)	1%

Cost of goods sold increased to $7.1 million in Q2 2022 from $7.0 million in Q2 2021, primarily due to inflationary pressures in costs for materials, ocean freight, inbound and outbound shipping, labor and energy, combined with a higher overhead cost in anticipation of growth that did not materialize in the quarter. This was offset in part by a decrease in labor costs due to gained efficiencies and organizational restructure which took place earlier in the second quarter.

Gross Profit

	Three Months Ended June 30,		2022 v. 2021 Change
	2022	2021	$	%
Gross Profit	$1,577,938	$2,181,891	$(603,953)	(28)%

Gross profit decreased to $1.6 million in Q2 2022 from $2.2 million in Q2 2021. Gross margin was 18.2% in Q2 2022 compared to 23.8% in Q2 2021. The margin decrease was driven primarily by elevated promotional activity in the online channels, as well as overall inflation in raw materials, packaging, inbound and outbound freight, partially offset by lower labor costs resulting from rightsizing of the organization in Q2 2022.

Operating Expenses

	Three Months Ended June 30,		2022 v. 2021 Change
	2022	2021	$	%
Operating Expenses
General and Administrative	$2,635,525	$4,162,911	$(1,527,386)	(37)%
Research and Product Development	116,467	374,852	(258,385)	(69)%
Sales and Marketing	3,753,002	3,921,292	(168,290)	(4)%
Total Operating Expenses	$6,504,994	$8,459,055	$(1,954,061)	(23)%

General and administrative expense decreased to $2.6 million in Q2 2022 from $4.2 million in Q2 2021, primarily due reversals of stock-based compensation as the result of forfeitures of equity awards by former executive officers ($1.2 million decrease). See Note 12 to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for more information. This was in part offset by increases in personnel costs driven primarily by severances of former executive officers and onboarding costs of new executive officers.

Research and product development expense decreased to $0.1 million in Q2 2022 from $0.4 million in Q2 2021, primarily due to costs incurred to bring new products to market in Q2 2021, which costs were not repeated in Q2 2022.

Sales and marketing expense decreased to $3.8 million in Q2 2022 from $3.9 million in Q2 2021, primarily due to reduced advertising expense.

Other Income (Expense)

	Three Months Ended June 30,		2022 v. 2021 Change
	2022	2021	$	%
Other income	$22,536	$11,623	$10,913	94%

Other income is composed of interest income, gains and losses on sales of equipment, and income and losses related to investment securities available-for-sale. Other income increased to $22.5 thousand of income in Q2 2022 from $11.6 thousand of income in Q2 2021, primarily due to gains on the sale of land held-for-sale in Q2 2022.

Comparison of the six months ended June 30, 2022 (“YTD 2022”) and June 30, 2021 (“YTD 2021”)

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change
Sales, net	$18,014,019	$16,577,479	$1,436,540	9%
Cost of goods sold	(14,486,271)	(12,558,194)	(1,928,077)	15%
Gross profit	3,527,748	4,019,285	(491,537)	(12)%
Gross margin	19.6%	24.2%
General and administrative	14,464,169	7,806,305	6,657,864	85%
Research and product development	220,300	615,539	(395,239)	(64)%
Sales and marketing	7,724,642	7,219,011	505,631	7%
Total expenses	22,409,111	15,640,855	6,768,256	43%
Operating loss	(18,881,363)	(11,621,570)	(7,259,793)	62%
Total other income (expense)	(156,785)	25,525	(182,310)	(714)%
Loss before income taxes	(19,038,148)	(11,596,045)	(7,442,103)	64%
Income tax expense	(5,774)	(36,718)	30,944	(84)%
Net loss	$(19,043,922)	$(11,632,763)	$(7,411,159)	64%

Sales, Net

	Six Months Ended June 30,		2022 v. 2021 Change
	2022	2021	$	%
Sales, net	$18,014,019	$16,577,479	$1,436,540	9%

Net sales increased to $18.0 million in YTD 2022 from $16.6 million in YTD 2021. This increase was due to sales attributable to the acquisition of Picky Bars ($1.9 million increase). Excluding Picky acquisition, net sales declined by 3% for the six months ended June 30, 2022 as the growth in wholesale channel was more than offset by declines in our online business. The decline in online segment was largely attributable to reduced marketing spend, elevated discounts and overall pull back in consumer spending in light of rising inflation. Sales promotions drove an increase in discounts of $1.1 million offsetting net revenue growth.

Cost of Goods Sold

	Six Months Ended June 30,		2022 v. 2021 Change
	2022	2021	$	%
Costs of goods sold	$(14,486,271)	$(12,558,194)	$(1,928,077)	15%

Cost of goods sold increased to $14.5 million in YTD 2022 from $12.6 million in YTD 2021, primarily due to sales growth and the corresponding increase in consumables ($1.8 million increase) due to inflationary pressures in costs of raw materials and packaging, inbound and outbound freight expenses ($0.6 million increase), offset in part by decrease in labor costs due to gained efficiencies and organizational rightsizing ($0.6 million decrease).

Gross Profit

	Six Months Ended June 30,		2022 v. 2021 Change
	2022	2021	$	%
Gross Profit	$3,527,748	$4,019,285	$(491,537)	(12)%

Gross profit decreased to $3.5 million in YTD 2022 from $4.0 million in YTD 2021. Gross margin was 19.6% in YTD 2022 compared to 24.2% in YTD 2021. The margin decrease is driven by elevated promotional activity, and general inflationary pressures on raw materials, packaging and freight.

Operating Expenses

	Six Months Ended June 30,		2022 v. 2021 Change
	2022	2021	$	%
Operating Expenses
General and Administrative	$14,464,169	$7,806,305	$6,657,864	85%
Research and Product Development	220,300	615,539	(395,239)	(64)%
Sales and Marketing	7,724,642	7,219,011	505,631	7%
Total Operating Expenses	$22,409,111	$15,640,855	$6,768,256	43%

General and administrative expense increased to $14.5 million in YTD 2022 from $7.8 million in YTD 2021, primarily due to impairment of goodwill and intangible assets recorded in YTD 2022 of $6.5 million and $1.5 million, respectively. See Note 9 to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for more information. Excluding, cost of impairment of goodwill and intangible assets, general and administrative expenses decreased by $0.7 million driven by reduced stock based compensation.

Research and product development expense decreased to $0.2 million in YTD 2022 from $0.6 million in YTD 2021, primarily due to costs incurred to bring new products to market in YTD 2021, which costs were not repeated in YTD 2022.

Sales and marketing expense increased to $7.7 million in YTD 2022 from $7.2 million in YTD 2021, primarily due to advertising expense and marketing fees.

Other Income (Expense)

	Six Months Ended June 30,		2022 v. 2021 Change
	2022	2021	$	%
Other income (expense)	$(156,785)	$25,525	$(182,310)	(714)%

Other income (expense) is composed of interest income, rental income, income and losses related to investment securities available-for-sale, and other non-operating gains and losses. Other income (expense) decreased to $(156.8) thousand of expense in YTD 2022 from $25.5 thousand of income in YTD 2021, primarily due to gain on the sale of land held-for sale in in Q2 2022, offset by realized losses on the sale of available for sale securities in Q1 2022.

Liquidity and Capital Resources

As of June 30, 2022, we had incurred accumulated net losses of $74.8 million, including operating losses of $18.9 million and $11.6 million for YTD 2022 and YTD 2021, respectively. We expect to incur additional operating losses as we continue efforts to grow our business. We have historically financed our operations and capital expenditures through private placements of our preferred stock and common stock, our initial public offering, as well as lines of credit and term loans.

Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.

As of June 30, 2022, we had $24.5 million of cash-on-hand and $9.5 million of available borrowings under our lines of credit. As of December 31, 2021, we had $31.7 million of cash-on-hand and investments and $19.7 million of available borrowings under our lines of credit. As of June 30, 2022, and December 31, 2021, we had no outstanding notes payable and no amounts were outstanding under our lines of credit.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our product platforms, the introduction of new products and acquisition activity. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•
Cash outflows for capital expenditures were $1.1 million in YTD 2022 and $0.5 million in YTD 2021. The increase was to support the increase in our manufacturing and production capacity needs. The majority of capital expenditures for YTD 2022 occurred in Q1 2022 and we do not expect to incur significant capital expenditures in the remainder of the year.
•
The Company has lease arrangements for certain equipment and facilities, including corporate and manufacturing space. As of June 30, 2022, the Company had fixed lease payment obligations of $5.0 million, with $0.7 million payable within 12 months.
•
As of June 30, 2022, $5.0 million of current liabilities were accrued related to short term operating activities, short-term lease obligations, and personnel costs.
•
Advertising and marketing expenditures were $5.5 million in YTD 2022 and $5.3 million in YTD 2021. We expect to continue to invest in these activities as part of the strategic expansion of sales volume.

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

Cash Flows

Comparison of the six months ended June 30, 2022 and 2021:

The following table shows a summary of our cash flows for the periods presented:

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities	$(7,536,658)	$(10,953,242)
Cash flows from investing activities	8,910,450	(11,488,658)
Cash flows from financing activities	121,090	93,470
Net change in cash	$1,494,882	$(22,348,430)

Cash Flows from Operating Activities

Cash used in operating activities was $7.5 million for YTD 2022 as compared to $11.0 million used in YTD 2021. The change is driven by operating net losses, decreasing inventory levels, and decreasing prepaid expenses.

Cash Flows from Investing Activities

Cash provided by investing activities was $8.9 million for YTD 2022 as compared to cash used in investing activities of $11.5 million for YTD 2021. The change is primarily due to proceeds from the sale of available-for-sale securities in YTD 2022 and cash used in the acquisition of Picky Bars in YTD 2021.

Cash Flows from Financing Activities

Cash provided by financing activities was $121 thousand and $93 thousand for YTD 2022 and YTD 2021, respectively, primarily related to inflows from stock option exercises.

Segment Information

We have one operating segment and one reportable segment, as our Chief Executive Officer reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies,” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q describes the significant accounting policies and methods used in the preparation of the Company’s unaudited consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

The transaction price contains estimates of known or expected variable consideration. We base these estimates on current performance, historical utilization, and projected redemption rates of each program. We review and update these estimates regularly until the incentives or product returns are realized and the impact of any adjustments are recognized in the period the adjustments are identified. As of June 30, 2022 and December 31, 2021, variable consideration estimates represent $0.4 million and $0.3 million, respectively, of accrued expenses on the unaudited consolidated balance sheets.

During the three and six months ended June 30, 2022, there was not, and we do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to recognize revenue. As noted above, estimates are made based on historical experience and other factors. Typically, programs that are offered have a short duration and, historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual consolidated financial statements. However, if the level of redemption rates or performance were to vary significantly from estimates, we may be exposed to gains or losses that could be material. We have not made any material changes in the accounting methodology used to recognize revenue during the past three fiscal years.

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

Impairment of Goodwill and Long-Lived Assets

Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more-likely-than-not less than its carrying amount or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The quantitative test compares the fair value of a reporting unit with its carrying amount. Upon performing the quantitative test, if the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. During the three and six months ended June 30, 2022, impairment charges for goodwill were $0 and $6.5 million, respectively. There were no impairment charges for goodwill in the three and six months ended June 30, 2021.

Long-lived assets and definite life intangibles are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use the asset, a change in its physical condition, or an unexpected change in financial performance. When evaluating long-lived assets and definite life intangibles for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. For assets held for sale, we compare the carrying value of the disposal group to fair value. The impairment is the excess of the carrying value over the fair value of the asset. During the three and six months ended June 30, 2022, there were impairment charges for long-lived assets of $0.1 and $1.6 million, respectively. There were no impairment charges for long-lived assets in the three and six months ended June 30, 2021. See Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Income Taxes

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not they will be realized; if not, a valuation allowance is required to be recorded. See Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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

Remediation Measures

In the three months ended June 30, 2022, with the oversight of senior management and our audit committee, we have taken steps to remediate the underlying causes of the identified material weakness, primarily through the hiring of additional accounting and finance resources; the development and implementation of additional formal, documented policies and procedures; and improved processes and management review control activities. Given the routine nature of the error that gave rise to the material weakness in the first quarter of 2022, we believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the operating effectiveness of these controls and will make any further changes management determines appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended of June 30, 2022, aside from those described above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	9/25/2020

3.2	Amended and Restated Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	9/25/2020

10.1	Independent Contractor Agreement between the Company and James Scott McGuire, effective April 30, 2022.	8-K	001-39537	10.1	4/13/2022

10.2	Independent Contractor Agreement between the Company and Valerie Ells, dated May 17, 2022.	8-K	001-39537	10.1	5/18/2022

10.3	Interim Chief Financial Officer bonus arrangement between the Company and Anya Hamill, dated May 20, 2022.					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Laird Superfood, Inc.
(Registrant)

Date: August 11, 2022	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer

Date: August 11, 2022	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer