Form 10-Q
period 2022-09-30
Laird Superfood, Inc.
filed 2022-11-10
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022 the registrant had 9,222,622 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to manage our growth, including our human resource requirements;
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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets
Cash, cash equivalents, and restricted cash	$21,018,103	$23,049,234
Accounts receivable, net	1,554,573	1,268,718
Investment securities available-for-sale	—	8,635,077
Inventory, net	8,818,013	10,221,343
Prepaid expenses and other current assets, net	1,801,955	3,827,543
Deposits	90,297	679,919
Total current assets	33,282,941	47,681,834
Noncurrent assets
Property and equipment, net	4,213,404	4,512,935
Intangible assets, net	3,105,834	4,838,854
Goodwill	—	6,486,000
Right-of-use asset	6,958,803	2,327,752
Total noncurrent assets	14,278,041	18,165,541
Total assets	$47,560,982	$65,847,375
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$826,688	$888,768
Payroll liabilities	989,458	814,163
Accrued expenses	3,133,121	2,083,090
Lease liability, current portion	743,109	—
Total current liabilities	5,692,376	3,786,021
Long-term liabilities
Deferred tax liability, net	—	7,534
Lease liability	4,129,831	—
Total long-term liabilities	4,129,831	7,534
Total liabilities	9,822,207	3,793,555
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 9,566,174 and 9,200,470 issued and outstanding at September 30, 2022, respectively; 9,460,243 and 9,094,539 issued and outstanding at December 31, 2021, respectively	9,201	9,095
Additional paid-in capital	118,309,419	117,903,455
Accumulated other comprehensive loss	—	(61,016)
Accumulated deficit	(80,579,845)	(55,797,714)
Total stockholders’ equity	37,738,775	62,053,820
Total liabilities and stockholders’ equity	$47,560,982	$65,847,375

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales, net	$8,844,845	$10,865,914	$26,858,864	$27,443,394
Cost of goods sold	(6,773,029)	(7,667,075)	(21,259,300)	(20,225,269)
Gross profit	2,071,816	3,198,839	5,599,564	7,218,125
General and administrative
Salaries, wages and benefits	1,766,450	2,191,477	4,511,546	6,299,262
Professional fees	770,478	551,368	2,042,709	1,504,438
Insurance expense	590,369	537,174	1,703,382	1,560,395
Impairment of goodwill	—	—	6,486,000	—
Impairment of long-lived intangible assets	—	—	1,540,000	—
Impairment of assets held-for-sale	—	—	100,426	—
Gain on sale of assets held-for-sale	(3,240)	—	(577,058)	—
Other expense	1,259,811	974,105	3,041,032	2,696,334
Total general and administrative expenses	4,383,868	4,254,124	18,848,037	12,060,429
Research and product development	115,077	242,604	335,377	858,143
Sales and marketing
Salaries, wages and benefits	386,233	655,382	1,939,785	2,016,556
Advertising	1,832,172	1,954,377	5,191,374	5,313,881
General marketing	824,747	1,131,023	2,983,417	3,079,181
Other expense	347,705	273,971	1,000,923	824,147
Total sales and marketing expenses	3,390,857	4,014,753	11,115,499	11,233,765
Total expenses	7,889,802	8,511,481	30,298,913	24,152,337
Operating loss	(5,817,986)	(5,312,642)	(24,699,349)	(16,934,212)
Other income (expense)	79,777	10,721	(77,008)	36,246
Loss before income taxes	(5,738,209)	(5,301,921)	(24,776,357)	(16,897,966)
Income tax expense	—	(49,777)	(5,774)	(86,495)
Net loss	$(5,738,209)	$(5,351,698)	$(24,782,131)	$(16,984,461)
Net loss per share:
Basic	$(0.63)	$(0.59)	$(2.71)	$(1.90)
Diluted	$(0.63)	$(0.59)	$(2.71)	$(1.90)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,178,533	9,001,912	9,136,071	8,954,875

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(5,738,209)	$(5,351,698)	$(24,782,131)	$(16,984,461)
Other comprehensive loss, net of tax
Change in unrealized losses on available-for-sale debt securities before classifications, net of tax(1)	—	1,952	—	(22,049)
Amounts reclassified from accumulated other comprehensive loss	—	—	61,016	—
Total other comprehensive income (loss)	—	1,952	61,016	(22,049)
Comprehensive loss	$(5,738,209)	$(5,349,746)	$(24,721,115)	$(17,006,510)

(1)
The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. See note 11 for the estimated tax benefit deferred.

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2022	9,094,539	$9,095	$117,903,455	$(61,016)	$(55,797,714)	$62,053,820
Stock-based compensation	—	—	10,796	—	—	10,796
Stock option exercises	1,750	1	14,247	—	—	14,248
Restricted stock units issued, net of taxes	5,164	5	(5)	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—	61,016	—	61,016
Net loss	—	—	—	—	(14,139,402)	(14,139,402)
Balances, March 31, 2022	9,101,453	$9,101	$117,928,493	$—	$(69,937,116)	$48,000,478
Stock-based compensation	—	—	(209,242)	—	—	(209,242)
Stock option exercises	43,553	44	49,956	—	—	50,000
Restricted stock units issued, net of taxes	13,897	14	(14)	—	—	—
Employee stock purchase plan shares issued	11,055	11	28,276	—	—	28,287
Recovery of short-swing profits	—	—	28,555	—	—	28,555
Net loss	—	—	—	—	(4,904,520)	(4,904,520)
Balances, June 30, 2022	9,169,958	$9,170	$117,826,024	$—	$(74,841,636)	$42,993,558
Stock-based compensation	—	—	483,426	—	—	483,426
Restricted stock units issued, net of taxes	30,512	31	(31)	—	—	—
Net loss	—	—	—	—	(5,738,209)	(5,738,209)
Balances, September 30, 2022	9,200,470	$9,201	$118,309,419	$—	$(80,579,845)	$37,738,775

	Stockholders’ Equity
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2021	8,892,886	$8,893	$111,452,346	$14,207	$(31,927,168)	$79,548,278
Stock-based compensation	—	—	1,010,003	—	—	1,010,003
Less: Withholding tax payments for share-based compensation	—	—	(188,793)	—	—	(188,793)
Stock option exercises	28,148	28	151,618	—	—	151,646
Common stock issuance costs	—	—	(82,043)	—	—	(82,043)
Other comprehensive loss, net of tax	—	—	—	(20,290)	—	(20,290)
Net loss	—	—	—	—	(5,330,504)	(5,330,504)
Balances, March 31, 2021	8,921,034	$8,921	$112,343,131	$(6,083)	$(37,257,672)	$75,088,297
Stock-based compensation	—	—	1,090,074	—	—	1,090,074
Less: Withholding tax payments for share-based compensation	(956)	(1)	(30,362)	—	—	(30,363)
Stock option exercises	23,169	23	243,000	—	—	243,023
Restricted stock units issued	3,000	3	(3)	—	—	—
Common stock issued for business acquisition costs	53,134	53	1,834,804	—	—	1,834,857
Other comprehensive income, net of tax	—	—	—	(3,711)	—	(3,711)
Net loss	—	—	—	—	(6,302,259)	(6,302,259)
Balances, June 30, 2021	8,999,381	$8,999	$115,480,644	$(9,794)	$(43,559,931)	$71,919,918
Stock-based compensation	—	—	1,042,440	—	—	1,042,440
Less: Withholding tax payments for share-based compensation	(962)	(1)	—	—	—	(1)
Restricted stock units issued	28,513	28	(28)	—	—	—
Stock option exercises	10,517	11	91,267	—	—	91,278
Other comprehensive income, net of tax	—	—	—	1,952	—	1,952
Net loss	—	—	—	—	(5,351,698)	(5,351,698)
Balances, September 30, 2021	9,037,449	$9,037	$116,614,323	$(7,842)	$(48,911,629)	$67,703,889

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(24,782,131)	(16,984,461)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	496,932	454,400
Amortization	349,424	243,578
(Gain) Loss on disposal of equipment	(279)	5,600
Gain on sale of assets held-for-sale	(577,058)	—
Stock-based compensation	284,980	3,142,517
Provision for inventory obsolescence	223,914	168,436
Provision for doubtful accounts	131,815	—
Reserve for prepaid assets	—	179,000
Impairment of goodwill	6,486,000	—
Impairment of long-lived intangible assets	1,540,000	—
Impairment of fixed assets held-for-sale	100,426
Deferred taxes	(7,534)	86,495
Loss on sale of investment securities available-for-sale	182,310	8,317
Noncash lease costs	798,486	—
Changes in operating assets and liabilities:
Accounts receivable, net	(417,670)	(72,150)
Inventory, net	1,179,416	(3,482,522)
Prepaid expenses and other current assets	2,025,588	1,137,741
Operating lease liability	(556,597)	267,787
Deposits	217,115	2,601
Accounts payable	(62,080)	184,722
Payroll liabilities	175,295	81,694
Accrued expenses	1,078,271	333,246
Net cash from operating activities	(11,133,377)	(14,242,999)
Cash flows from investing activities
Purchase of property, plant, and equipment	(1,139,219)	(1,039,350)
Deposits on equipment to be acquired	—	(462,507)
Proceeds on sale of property, plant, and equipment	13,093	700
Purchase of software	(2,713)	(141,546)
Acquisition of a business, net of cash acquired (note 2)	—	(10,449,587)
Proceeds from sale of assets held-for-sale	1,596,212	—
Proceeds from sale of investment securities available-for-sale	8,513,783	—
Net cash from investing activities	8,981,156	(12,092,290)
Cash flows from financing activities
Common stock issuance costs	—	(82,043)
Recovery of short-swing profits	28,555	—
Employee stock purchase plan shares issued	28,287	—
Withholding tax payments for share based compensation	—	(219,157)
Stock options exercised	64,248	485,947
Net cash from financing activities	121,090	184,747
Net change in cash and cash equivalents	(2,031,131)	(26,150,542)
Cash and cash equivalents beginning of year	23,049,234	57,208,080
Cash and cash equivalents end of year	$21,018,103	$31,057,538
Supplemental disclosures of cash flow information
Right-of-use assets obtained in exchange for operating lease liabilities	$5,285,330	$—
Supplemental disclosures of non-cash information
Unrealized loss on available-for-sale securities	$—	$(22,049)
Common stock issued in connection with the acquisition of a business (note 2)	$—	$1,834,857
Sale of assets held-for-sale included in accrued expenses at the beginning of the period	$(28,240)	$—
Amounts reclassified from accumulated other comprehensive loss	$61,016	$—
Amounts reclassified from property, plant, and equipment to fixed assets held-for-sale	$100,000	$—
Amounts reclassified from property, plant, and equipment to intangible assets	$153,691	$—
Purchases of equipment included in deposits at the beginning of the period	$372,507	$—
Property and equipment held-and-used reclassified to held-for-sale	$947,394	$—
The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Laird Superfood, Inc., a Delaware corporation, and its wholly owned subsidiary, Picky Bars, LLC, (collectively, the “Company” or “Laird Superfood” or “we”).

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

Basis of Accounting

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the three and nine months ended September 30, 2022 and 2021. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

Unaudited Interim Consolidated Financial Information

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The balance sheet as of December 31, 2021 was derived from audited annual consolidated financial statements. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2022. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the Company's fiscal year 2021 Form 10-K filed with the SEC on March 8, 2022.

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

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$20,918,235	$22,932,663
Restricted cash	99,868	116,571
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$21,018,103	$23,049,234

Amounts in restricted cash represent those that are required to be set aside by contractual agreement. On December 3, 2020, the Company entered into an agreement with Danone Manifesto Ventures, PBC, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. During the three and nine months ended September 30, 2022 we contributed $1,864 and $16,703, respectively, to these projects. During the three and nine months ended September 30, 2021, we contributed $30,526 and $111,489, respectively, to these projects. The restriction will be released upon the completion of the projects.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents. At times, cash and cash equivalents balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company’s investment account (recognized as cash and cash equivalents) is with what the Company believes to be a high-quality issuer. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits as of September 30, 2022 and December 31, 2021 approximated $11,608,726 and $10,835,360, respectively.

Accounts Receivable, net

Accounts receivable, net consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, management determined an allowance for doubtful accounts of $131,815 and $0 as of September 30, 2022 and December 31, 2021, respectively.

Available-for-sale Debt Securities

Our investment securities consisted entirely of investment-grade debt securities, all of which were classified as available-for-sale. Available-for-sale debt securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale securities are classified as long-term. We evaluate our available-for-sale securities for other-than-temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer and whether we have the intent to sell or will more likely than not be required to sell before the securities' anticipated recovery, which may be at maturity. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Inventory

Inventory is stated at the lower of cost or net realizable value and consists primarily of raw materials and packaging and finished goods and include direct labor and allocable overhead. The following table presents the components of inventory as of:

	September 30, 2022	December 31, 2021
Raw materials and packaging	$4,821,400	$4,771,671
Finished goods	4,169,512	5,449,672
Total inventory	8,990,912	10,221,343
Inventory reserve	(172,899)	—
Total Inventory, net	$8,818,013	$10,221,343

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the three and nine months ended September 30, 2022, the Company recorded $189,071 and $223,914, respectively, of inventory obsolescence. For the three and nine months ended September 30, 2021, the Company recorded $21,614 and $168,436, respectively, of inventory obsolescence.

As of September 30, 2022 and December 31, 2021, the Company had a total of $632,006 and $1,009,954, respectively, of prepayments for future raw materials inventory, net of reserve for prepaid assets of $0 and $179,000, respectively, which is included in prepaid expenses and other current assets, net on the unaudited consolidated balance sheets.

Property and Equipment, net

Property and equipment are valued at cost, net of accumulated depreciation. Expenditures for maintenance and repairs that do not extend the useful life or increase the value of the assets are charged to expense in the period incurred. Additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for depreciation purposes for furniture and factory equipment range from 3 to 10 years. The useful life for leasehold improvements is the lesser of the lease term or the useful life. Construction in progress is not depreciated until such a time that the assets are completed and placed into service. For the three and nine months ended September 30, 2022, depreciation expense was $167,794 and $496,932, respectively. For the three and nine months ended September 30, 2021, depreciation expense was $152,139 and $454,400, respectively.

As of September 30, 2022 and December 31, 2021, the Company had a total of $0 and $489,325, respectively, of deposits for future equipment purchases, which is included in deposits on the unaudited consolidated balance sheets.

Fixed Assets Held-for-Sale

Long-lived assets identified by the Company for sale, which have met all criteria to be classified as held for sale, are disclosed separately on the balance sheet. Fixed assets held for sale are measured at the lower of the assets carrying amount or fair value less costs to sell, and depreciation is no longer recorded. During the nine months ended September 30, 2022, the Company identified assets held for sale consisting of the Company’s intermittent motion form (“IMF”) production line. The Company determined a fair value less costs to sell of $100,000 for all assets associated with the IMF production line. As the determined fair value is less than the net carrying value of the assets, the Company recorded an impairment loss of $0 and $100,426 during the three and nine months ended September 30, 2022. We sold these assets during the three months ended September 30, 2022, for $103,240, recognizing a gain of $3,240. The Company had no fixed assets held for sale as of September 30, 2022 or December 31, 2021.

Leases

We categorize leases at their inception as either operating or finance leases. Lease agreements cover office space, warehouse and distribution space, equipment, and vehicles. All of these leases are operating leases. Operating leases are included in right-of-use assets, current lease liabilities, and long-term lease liabilities in our unaudited consolidated balance sheets.

Leased assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use a secured incremental borrowing rate as the discount rate for present value of lease payments when the rate implicit in the contract is not readily determinable. For operating leases with variable payments dependent upon an index or rate that commenced subsequent to the adoption of ASU No. 2016-02, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the unaudited consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date we have the right to control the property.

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

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $1,622,290 and $4,763,845 for the three and nine months ended September 30, 2022, respectively. Shipping and handling costs totaled $1,675,438 and $4,506,386 for the three and nine months ended September 30, 2021, respectively. Income generated from shipping costs billed through to customers was included in Sales, net in the unaudited consolidated statements of operations. Shipping income totaled $289,505 and $829,107 for the three and nine months ended September 30, 2022, respectively. Shipping income totaled $195,085 and $261,495 for the three and nine months ended September 30, 2021, respectively.

Research and Product Development

Amounts spent on research and development activities are expensed as incurred as research and product development expense on the unaudited consolidated statements of operations. Research and product development expense was $115,077 and $335,377 for the three and nine months ended September 30, 2022, respectively. Research and product development expense was $242,604 and $858,143 for the three and nine months ended September 30, 2021, respectively.

Advertising

Advertising costs are expensed when incurred. Advertising expenses for the three and nine months ended September 30, 2022 was $1,832,172 and $5,191,374, respectively. Advertising expenses for the three and nine months ended September 30, 2021 was $1,954,377 and $5,313,881, respectively.

Marketing

Marketing costs are expensed when incurred. Marketing expenses for the three and nine months ended September 30, 2022 were $824,747 and $2,983,417, respectively. Marketing expenses for the three and nine months ended September 30, 2021 were $1,131,023 and $3,079,181, respectively.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the unaudited consolidated financial statements and consist of income taxes currently due and deferred tax assets and liabilities. The Company may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), stock-based compensation, right of use assets, and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, the Company recorded a deferred tax valuation allowance of $18,988,642 and $13,124,828 as of September 30, 2022 and December 31, 2021, respectively.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Stock Incentive Plan

The compensation cost relating to share-based payment transactions is recognized in the unaudited consolidated financial statements. The cost is measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost for all employee stock awards is calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for all consultant stock awards is calculated and recognized over the consultant’s service period based on the grant date fair value of the equity or liability instruments issued. Upon exercise of stock option awards or vesting of restricted stock units ("RSUs") and market-based stock units ("MSUs"), recipients are issued shares of common stock. Pre-vesting forfeitures result in the reversal of all compensation cost as of the date of termination; post-vesting cancellation does not.

Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock that were outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential common stock had been issued and is calculated under the treasury stock method. Due to the Company’s net loss, all outstanding stock options, RSUs, and MSUs are anti-dilutive and excluded.

License Agreement – Indefinite Lived Intangible Asset

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the unaudited consolidated balance sheets as of September 30, 2022 and December 31, 2021, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 15 for more information on the Company’s related party transaction with Mr. Hamilton.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness and biographical information commencing on July 1, 2015. This contribution, which is reported on the unaudited consolidated balance sheets as of September 30, 2022 and December 31, 2021, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 15 for more information on the Company’s related party transaction with Ms. Reece.

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

On May 26, 2020, the Company executed a License and Preservation Agreement with Mr. Hamilton and Ms. Reece (the “2020 License”), which superseded the predecessor license and preservation agreement with both individuals. Among other modifications, the agreement (i) modified certain approval rights of Mr. Hamilton and Ms. Reece for use of their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing in the Company’s products, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred year term. No additional consideration was exchanged in connection with the agreement. As indefinite-lived intangibles, the Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the licensing agreements were less than the carrying amounts. Upon considering these factors, the Company determined it was more likely than not that the fair value of the 2020 License was not less than the carrying amount; therefore, the Company recognized no impairment for the three and nine months ended September 30, 2022 and 2021.

Definite Lived Intangible Assets, net

Definite lived intangible assets are valued at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for amortization purposes range between 3 and 10 years. Amortization expense is allocated to general and administrative expense. For the three and nine months ended September 30, 2022, amortization expense was $104,201 and $349,424, respectively. For the three and nine months ended September 30, 2021, amortization expense was $139,775 and $243,578, respectively. The Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the definite lived intangible assets were less than the carrying amounts. In the last month of the first quarter of 2022, management determined the sustained decline in stock price, coupled with changes in market conditions, was a triggering event. Upon considering these factors, the Company determined it was more likely than not that the fair value was less than the carrying amount; therefore, the Company recognized impairment charges of $0 and $1,540,000 for the three and nine months ended September 30, 2022, respectively. There were no impairment charges in the three and nine months ended September 30, 2021.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets acquired and liabilities assumed in conjunction with a business combination. Goodwill is reviewed for impairment annually as of December 31, or whenever events occur or circumstances change that indicate goodwill may be impaired. In testing goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not (more than 50%) that the fair value of goodwill is less than its carrying amount. When performing a qualitative assessment, the Company evaluates factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of goodwill is less than its carrying amount, or if the Company chooses not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the fair value, not to exceed the total amount of goodwill. In the last month of the first quarter, management had determined the sustained decline in stock price, coupled with change in market conditions, was determined to be a triggering event. The Company performed a qualitative and quantitative analysis on the Company's goodwill for impairment concluding that the fair value of goodwill as calculated using a discounted cash flow model exceeds the carrying value, indicating that goodwill is impaired. The Company recorded goodwill impairment charges of $0 and $6,486,000 during the three and nine months ended September 30, 2022. There were no goodwill impairment charges in the three and nine months ended September 30, 2021.

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years or older. The 401(k) plan was initiated on July 1, 2018. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. For the three and nine months ended September 30, 2022 and 2021, we did not match employee contributions.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments,” as modified by subsequently issued ASUs 2018-19 (issued November 2018), 2019-04 (issued April 2019), 2019-05 (issued May 2019), 2019-11 (issued November 2019), 2020-02 (issued February 2020) and 2020-03 (issued March 2020). Topic 326 modifies the measurement and recognition of credit losses for most financial assets and certain other instruments, requiring the use of forward-looking expected credit loss models based on historical experience, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. It also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard requires a modified retrospective approach with a cumulative effect adjustment to retained earnings. ASU 2016-13 is effective for the Company’s annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current year presentation. As a result, certain line items have been amended in the statements of operations, statements of cash flow, and the related notes to the unaudited consolidated financial statements.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the unaudited consolidated financial statements are available to be issued. The Company has evaluated events and transactions subsequent to September 30, 2022 for potential recognition of disclosure in the unaudited consolidated financial statements.

On October 12, 2022, the Board of Directors of the Company approved a plan to transition the production of substantially all products that the Company internally manufactures to third-party co-packers, which is expected to improve operating margins and permit the Company to focus its resources on brand development, sales, and marketing.

As part of the plan, the Company will close its production facilities in Sisters, Oregon and reduce headcount by approximately 46 employees, which represents approximately 55% of its total employees. The Company expects to recognize approximately $0.5 million of restructuring charges consisting of severance and other employee-related costs. Other costs associated with building and lease exit costs, any impairments of assets, and other related restructuring and exit costs are still being evaluated. The Company expects substantially all charges associated with the workforce reduction to be incurred during the quarter ending December 31, 2022, with related cash payments expected to be substantially paid out by the end of the first quarter of 2023.

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

The transaction is aligned with Laird Superfood’s strategic goals, specifically the addition of unique and innovative daily-use products across the Company’s omnichannel platform, and the acquisition of highly complementary assets such as a recurring direct-to-consumer customer base, and is expected to support continued net sales growth and improve the gross margin profile of the Company. Goodwill arising as a result of the acquisition of Picky Bars is primarily the result of synergies in business strategy, target market, and values, from expected cost savings from consolidating operations, and from the anticipated growth that the Company’s supply chain and resources will bring to Picky Bars’ operations. Operations have been fully integrated under management of the Company in Sisters, Oregon. The Company continues to operate as one segment. Our estimates of fair value of intangible assets are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill, as appropriate, in the period in which such revised estimates are identified. The measurement period is complete, and the Company recorded goodwill and intangible asset impairment charges in the first quarter of 2022 of $6,486,000 and $1,540,000, respectively. See Note 9 of the notes to these consolidated unaudited financial statements.

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

The following unaudited pro forma summary presents the results of the Company as if the acquisition of Picky Bars had occurred on January 1 of the year of the acquisition:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Net Sales	$10,865,914	$29,191,720
Net Loss	$(5,351,698)	$(16,712,048)

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

3. Prepaid Expenses and Other Current Assets, Net

The following table presents the components of prepaid expenses and other current assets, net, as of:

	September 30, 2022	December 31, 2021
Prepaid insurance	$101,868	$1,586,768
Prepaid inventory	632,006	1,009,954
Prepaid subscriptions and license fees	451,120	455,781
Prepaid, other	176,862	240,657
Prepaid advertising	253,716	253,750
Other current assets	186,383	459,633
Total prepaid and other assets	1,801,955	4,006,543
Reserve for prepaid inventory	—	(179,000)
Prepaid and other assets, net	$1,801,955	$3,827,543

4. Investment securities

The Company held no investment securities as of September 30, 2022. Investment securities as of December 31, 2021 consisted of the following:

December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Federal agency bonds — mortgage-backed	$8,696,093	$—	$(61,016)	$8,635,077
Total debt securities available-for-sale	$8,696,093	$—	$(61,016)	$8,635,077

The amortized cost and estimated fair value of investment securities as of December 31, 2021, by contractual maturity, are shown below:

	Available-for-sale
December 31, 2021	Amortized cost	Estimated fair value
Due after one year through five years	$8,696,093	$8,635,077
Total debt securities available-for-sale	$8,696,093	$8,635,077

Investment securities with an estimated fair value of $8,635,077 as of December 31, 2021 were pledged to secure our revolving line of credit. See Note 6 for additional information.

The Company recorded sales of available-for-sale debt securities during the three and nine months ended September 30, 2022 of $0 and $8,513,783, respectively, and recognized a loss on the sale of $182,310 in the first quarter of 2022. The Company recorded no sales or maturities of available-for-sale securities during the three and nine months ended September 30, 2021.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

The Company held no assets subject to fair value measurements as of September 30, 2022. The following tables summarize assets subject to fair value measurements as of December 31, 2021:

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

6. Revolving Lines of Credit

On September 2, 2021, the Company entered into a revolving line of credit with Wells Fargo Bank National Association in a principal amount not exceeding $9,500,000. The line of credit was renewed on September 1, 2022, with a maturity date of August 31, 2023, and the available credit was reduced to $5,000,000. The outstanding amounts under the line of credit have an interest rate calculated as Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.5% per annum until paid in full. The balance on the line of credit was $0 as of September 30, 2022 and December 31, 2021. Management was in compliance with all financial covenants as of September 30, 2022 and December 31, 2021.

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

East was also granted a right of first refusal on any future equity offerings by the Company to purchase up to 20% of equity in any such offerings at a 20% price per share discount, subject to certain exclusions. These rights terminated concurrently with the closure of the associated loan agreements on May 19, 2022.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

8. Property and Equipment, net

Property and Equipment, net

Property and equipment, net is comprised of the following as of:

	September 30, 2022	December 31, 2021
Factory equipment	$4,228,350	$3,278,035
Land	—	947,394
Furniture and office equipment	728,612	592,316
Leasehold improvements	1,170,462	993,581
Construction in progress	—	148,984
	6,127,424	5,960,310
Accumulated depreciation	(1,914,020)	(1,447,375)
Property and equipment, net	$4,213,404	$4,512,935

Depreciation expense was $167,794 and $496,932 for the three and nine months ended September 30, 2022, respectively. Depreciation expense was $152,139 and $454,400 for the three and nine months ended September 30, 2021, respectively.

Assets Classified as Held-for-Sale

In the first quarter of 2022, the Company entered into a vacant land real estate sale agreement for the sale of excess unused lots in Sisters, Oregon for a sales price of $1,572,512. The Company sold the land in the second quarter of 2022 resulting in a gain of $573,818 included in general and administrative expenses.

In the second quarter of 2022, the Company entered into a purchase order agreement for the sale of the intermittent motion form (“IMF”) production line for a sales price of $100,000. The book value exceeded the fair market value and, as such, the Company recorded an impairment charge of $0 and $100,426 for the three and nine months ended September 30, 2022. The Company sold these assets in the third quarter of 2022 for $103,240, recording a gain of $3,240 included in general and administrative expenses.

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

In the last month of the first quarter of 2022, management determined the sustained decline in stock price, coupled with changes in market conditions, was a triggering event. The Company performed a qualitative and quantitative analysis on the Company's goodwill for impairment, concluding that the fair value of goodwill as calculated using a discounted cash flow model exceeds the carrying value, this indicating that goodwill is impaired. As such, the Company recorded a goodwill impairment of $0 and $6,486,000 for the three and nine months ended September 30, 2022, respectively.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Intangible Assets, Net

Intangible Assets, net is comprised of the following:

	September 30, 2022	December 31, 2021
Trade names (10 years)	$2,190,083	$2,530,000
Customer relationships (10 years)	371,898	1,990,000
Recipes (10 years)	330,000	330,000
Social media agreements (3 years)	80,000	80,000
Software (3-15 years)	345,067	188,662
Amortizable intangible assets	3,317,048	5,118,662
Accumulated amortization	(343,314)	(411,908)
Amortizable intangible assets, net	2,973,734	4,706,754
Licensing agreements (indefinite)	132,100	132,100
Total Intangible assets, net	$3,105,834	$4,838,854

The weighted-average useful life of all the Company’s intangible assets is 8.0 years.

For the three and nine months ended September 30, 2022, amortization expense was $104,201 and $349,424, respectively. For the three and nine months ended September 30, 2021, amortization expense was $139,775 and $243,578, respectively.

During the three and nine months ended September 30, 2022, the Company assessed whether a triggering event has occurred which would require interim impairment testing long-lived intangible assets for impairment. In the first quarter of 2022, the Company determined that a triggering event had occurred which would require an interim impairment test to be performed. In conjunction with the goodwill qualitative and quantitative assessment performed, the Company performed a quantitative assessment of intangible assets acquired in the business combination with Picky Bars, and recorded impairment of the related long-lived intangible assets of $0 and $1,540,000 for the three and nine months ended September 30, 2022, respectively.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to fifteen years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2022 (excluding the nine months ended September 30, 2022)	$104,063
2023	415,746
2024	359,875
2025	306,502
2026	296,407
Thereafter	1,491,141
$2,973,734

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

The components of lease expense were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating leases
Operating lease cost	$267,027	$801,240
Variable lease cost	27,635	108,274
Operating lease expense	294,662	909,514
Short-term lease rent expense	88,302	191,799
Total rent expense	$382,964	$1,101,313

Nine Months Ended September 30, 2022
Operating cash flows - operating leases	$556,597
Right-of-use assets obtained in exchange for operating lease liabilities	$5,285,330

September 30, 2022
Weighted-average remaining lease term – operating leases (in years)	8.1
Weighted-average discount rate – operating leases	3.75%

As of September 30, 2022, future minimum payments during the next five years and thereafter are as follows:

2022 (excluding the nine months ended September 30, 2022)	$185,594
2023	743,549
2024	745,345
2025	704,453
2026	683,704
Thereafter	2,593,723
Total	5,656,368
Less imputed interest	(783,428)
Operating lease liabilities	$4,872,940

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Lessor

The Company executed a sublease agreement of the Picky Bars, LLC operating lease on March 1, 2022. The lease commenced on April 1, 2022. The sublessee pays monthly rent of $4,889 beginning August 1, 2022, to escalate after 12 months by 3%. The initial lease term expires on April 30, 2025. The lease meets all of the criteria of an operating lease and is accordingly recognized straight line over the lease term with a related sublease rental asset accounting for abatements and initial direct costs. The Company had $20,293 and $0 of sublease rental assets as of September 30, 2022 and December 31, 2021, respectively, included in prepaid and other current assets on the unaudited consolidated balance sheets.

The components of rental income were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating leases
Operating lease income	$14,055	$28,109
Variable lease income	4,844	7,555
Total rental income	$18,899	$35,664

As of September 30, 2022, future minimum payments to be received during the next five years and thereafter are as follows:

2022 (excluding the nine months ended September 30, 2022)	$14,668
2023	59,845
2024	61,640
2025	20,748
2026	—
Thereafter	—
Total	$156,901

11. Deferred Tax Assets and Liabilities

The Company had a tax net loss for the three and nine months ended September 30, 2022 and 2021, and therefore has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions as well as subject to franchise taxes considered income taxes under ASC 740. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows for nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021

Income tax benefit at statutory rates	$5,203,100	$3,548,573
Valuation allowance for deferred tax assets	(5,066,864)	(4,055,676)
Stock-based compensation	(264,458)	(237,600)
Other benefit, net	122,448	658,208
Reported income tax expense	(5,774)	(86,495)
Effective tax rate:	0.00%	0.00%

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

The Company’s deferred tax assets and liabilities consisted of the following as of:

	September 30, 2022	December 31, 2021
Noncurrent deferred tax assets:
Net operating loss carryforwards	$15,985,235	$11,999,882
Intangible assets	1,858,964	17,951
Property and equipment	609,050	686,601
Research and development credits	223,613	165,216
Accrued expenses	70,850	98,296
Bad debt reserve	32,209	—
Charitable contributions	40,471	38,447
Unexercised options	677,931	679,688
Total noncurrent deferred tax assets	19,498,323	13,686,081
Noncurrent deferred tax liabilities:
Right of use asset	509,681	568,787
Total noncurrent deferred tax liabilities	509,681	568,787
Net noncurrent deferred tax assets	18,988,642	13,117,294
Valuation allowance	(18,988,642)	(13,124,828)
Total net noncurrent deferred tax liabilities	$—	$(7,534)

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not they will be realized; if not, a valuation allowance is required to be recorded. During the nine months ended September 30, 2022, the Company recorded an indefinite-lived deferred tax asset of $1.5 million to account for the book vs. tax basis difference related to the goodwill intangible asset acquired in the Picky Bars acquisition. During the nine months ended September 30, 2022, the goodwill relating to the Picky Bars stock acquisition was fully impaired for GAAP. Due to the impairment, there is a deferred tax asset associated with the indefinite-lived intangible asset. The valuation allowance is increased by the indefinite-lived intangible assets. Previously, there was an indefinite-lived deferred tax liability that was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the goodwill and U.S. federal net operating losses (“NOLs”). A naked credit resulted due to indefinite-lived deferred tax liability's inability to reduce the valuation allowance for U.S. federal income tax purposes

As of September 30, 2022, the Company did not provide a current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. Management has determined that it was not more likely than not that the deferred tax assets would be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company may reduce the valuation allowance against definite-lived deferred tax assets at such time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The Company has recorded a provision for state income taxes and a corresponding current state tax payable of $13 thousand.

The change in the valuation allowance for deferred tax assets and liabilities for the nine months ended September 30, 2022 was a net increase of $5.8 million. At September 30, 2022 and December 31, 2021, the Company had NOLs totaling approximately $95.6 million and $72.6 million, respectively. At September 30, 2022 and December 31, 2021, the Company had federal NOLs totaling approximately $1.9 million from 2017 and prior years that can be carried forward for 20 years, which begin to expire in 2036. At September 30, 2022 and December 31, 2021, the Company had federal NOLs totaling approximately $62.2 million and $46.2 million, respectively from 2018 and subsequent years that can be carried forward indefinitely. At September 30, 2022 and December 31, 2021, the Company had state NOLs totaling $32.1 million and $24.5 million, respectively, that can be carried forward for between 15 and 20 years. At September 30, 2022 and December 31, 2021, the Company had credits totaling $0.5 million and $0.4 million, respectively, that can be carried forward for between 5 and 20 years.

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

The following tables summarize the Company’s stock option activity:

	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2022	747,800	$11.51	6.57	$1,143,013
Granted	453,498	7.21
Exercised/released	(76,750)	2.14
Cancelled/forfeited	(317,185)	15.25
Balance at September 30, 2022	807,363	$8.50	7.73	$—
Exercisable at September 30, 2022	314,343	$8.72	5.42	$—

	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2021	887,640	$9.65	6.42	$33,433,274
Granted	56,541	41.03
Exercised/released	(61,119)	8.21
Cancelled/forfeited	(82,833)	15.79
Balance at September 30, 2021	800,229	$11.41	6.83	$6,135,017
Exercisable at September 30, 2021	580,601	$7.92	6.27	$11,077,867

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model. ASC 718, “Compensation- Stock Compensation” (“ASC 718”), requires the use of the fair-value-based method for measuring the value of stock-based compensation. The estimated fair value of each grant of stock options awarded during the three and nine months ended September 30, 2022 and 2021 was determined using the following assumptions:

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

For the nine months ended September 30, 2022 and 2021, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	For the Nine Months Ended September 30,
	2022	2021
Weighted-average expected volatility	52.36%	52.12%
Weighted-average expected term (years)	6.25	6.23
Weighted-average expected risk-free interest rate	2.27%	0.72%
Dividend yield	—	—
Weighted-average fair value of options granted	$2.79	$20.78

Restricted Stock Units

The following tables summarize the Company’s RSU activity during the nine months ended September 30, 2022 and 2021:

	Number of RSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2022	91,438	$32.91	2.17	$2,982,931
Granted	452,702	4.70
Exercised/released	(55,634)	20.62
Cancelled/forfeited	(46,240)	21.63
Balance at September 30, 2022	442,266	$6.74	2.99	$2,980,838

	Number of RSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2021	57,187	$33.16	2.08	$1,896,221
Granted	88,407	30.33
Exercised/released	(31,513)	24.44
Cancelled/forfeited	(18,186)	28.10
Balance at September 30, 2021	95,895	$34.37	2.37	$3,295,885

The Company estimates the fair value of each restricted stock unit using the fair value of the Company’s stock on the date of grant.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Market-Based Stock Units

The following tables summarize the Company’s market-based stock unit ("MSU") activity during the nine months ended September 30, 2022 and 2021:

	Number of MSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2022	160,301	$43.53	1.20	$6,977,903
Granted	—	—
Exercised/released	—	—
Cancelled/forfeited	(129,218)	43.53
Balance at September 30, 2022	31,083	$43.53	0.73	$1,353,043

	Number of MSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2021	—	$—	—	$—
Granted	189,608	43.53
Exercised/released	—	—
Cancelled/forfeited	(29,307)	43.53
Balance at September 30, 2021	160,301	$43.53	1.31	$6,977,903

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

Employee Stock Purchase Plan

On September 25, 2020, the Company established an Employee Stock Purchase Plan (“ESPP”) which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of six months. On the exercise date, the participant may acquire a maximum of 650 shares per participant, per offering period, at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using a component valuation model. We estimate that 9,174 shares of common stock will be issued in accordance with the plan to those enrollees in the enrollment period commencing on May 1, 2022.

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC 718 to equity awards:

	Three months ended September 30, 2022	Nine months ended September 30, 2022	Unrecognized compensation cost related to non-vested awards as of September 30, 2022	Weighted-average remaining vesting period as of September 30, 2022 (years)
Stock options	$96,897	283,754	$1,176,040	3.17
RSUs	341,798	1,082,674	2,425,827	2.91
MSUs	43,380	(1,089,864)	107,773	1.34
ESPP	1,351	8,416	—	—
Total stock-based compensation	$483,426	$284,980	$3,709,640	2.94

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

	Three months ended September 30, 2021	Nine months ended September 30, 2021	Unrecognized compensation cost related to non-vested awards as of December 31, 2021	Weighted-average remaining vesting period as of September 30, 2021 (years)
Stock options	$191,889	$654,929	$1,638,717	2.21
RSUs	438,542	1,166,871	2,282,174	2.22
MSUs	399,490	1,293,055	1,927,898	2.34
ESPP	12,519	27,662	—	—
Total stock-based compensation	$1,042,440	$3,142,517	$5,848,789	2.26

During the three and nine months ended September 30, 2022, there were forfeitures of MSU awards of certain members of executive leadership of $0 and $1,785,125, respectively, representing discrete reversals of stock compensation expense to the periods. There were no such forfeitures of MSUs in the three and nine months ended September 30, 2021.

There were no payroll taxes withheld from stock-based compensation during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, there were $1 and $219,157, respectively, of payroll taxes withheld from stock-based compensation which were remitted directly to the tax authorities on the behalf of the recipients of the awards.
13. Earnings per Share

Basic earnings (loss) per share is determined by dividing net loss attributable to Laird Superfood, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common and preferred shares had been issued. Dilutive potential common shares consist of employee stock options and restricted stock units. The dilutive effect of employee stock options and restricted stock units issued by the Company is calculated using the treasury stock method. Because the Company was in a loss position for all periods presented, all stock options and restricted stock units are anti-dilutive and excluded. The computation of basic and diluted earnings (loss) per share is set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(5,738,209)	$(5,351,698)	$(24,782,131)	$(16,984,461)
Weighted average shares outstanding- basic and diluted	9,178,533	9,001,912	9,136,071	8,954,875
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	1,280,712	907,085	1,280,712	907,085
Basic and diluted:
Net loss per share, basic and diluted	$(0.63)	$(0.59)	$(2.71)	$(1.90)

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

14. Concentrations

The Company had 43% of trade accounts receivable from two customers as of September 30, 2022. The Company had 57% of trade accounts receivable from three customers as of December 31, 2021.

The Company had 29% of accounts payable due to two vendors as of September 30, 2022. The Company had 12% of accounts payable due to one vendor as of December 31, 2021.

The Company sold a substantial portion of products to two customers (21%) for the three months ended September 30, 2022. There were no significant customers for the nine months ended September 30, 2022. As of September 30, 2022, the amount due from these customers was $1,134,994. The Company sold a substantial portion of products to one customer (19%) and one customer (28%) for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the amount due from these customer(s) included in accounts receivable was $285,342.

The Company purchased a substantial portion of products from three suppliers (68%) and one supplier (48%) for the three and nine months ended September 30, 2022, respectively. The Company purchased a substantial portion of products from one supplier (41%) and one supplier (47%) for the three and nine months ended September 30, 2021, respectively.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Vietnam geographically accounted for approximately 41% and 48% of our total raw materials and packaging purchases for the three and nine months ended September 30, 2022, respectively. Sri Lanka, and Vietnam geographically accounted for approximately 67% and 64% of our total raw materials and packaging purchases for the three and nine months ended September 30, 2021.

15. Related Party

FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. The Company conducts business with suppliers and service providers who are also stockholders of the Company. From time to time, service providers are offered shares of common stock as compensation for their services. Shares provided as compensation are calculated based on the grant date fair value of the service provided. Additional material related party transactions are noted below.

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

Social Media Marketing Agreements

The Company entered into social media marketing agreements with Lauren Thomas and Stephanie Bruce, former co-owners of Picky Bars, to provide certain marketing services on an annual basis, for $40,000 each per annum. The Company entered into a social media marketing agreement with Jesse Thomas, former co-owner of Picky Bars, to provide certain marketing services at no cost to the Company.

Recovery of Short-Swing Profits

In the second quarter of 2022, the Company recorded $28,555 related to the recovery of short-swing profits from one of the Company’s directors under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds as an increase to additional paid-in capital in the accompanying unaudited consolidated balance sheet as of September 30, 2022 as well as cash proceeds as cash provided by financing activities in the accompanying unaudited consolidated statement of cash flows for nine months ended September 30, 2022.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended September 30,
	2022		2021
	$	% of Total	$	% of Total
Coffee creamers	$4,716,650	53%	$6,489,895	60%
Hydration and beverage enhancing supplements	1,061,136	12%	1,541,418	14%
Harvest snacks and other food items	1,935,812	22%	1,866,710	17%
Coffee, tea, and hot chocolate products	1,455,888	16%	1,724,919	16%
Other	437,210	5%	241,489	2%
Gross sales	9,606,696	108%	11,864,431	109%
Shipping income	289,505	3%	195,085	2%
Returns and discounts	(1,051,356)	(11)%	(1,193,602)	(11)%
Sales, net	$8,844,845	100%	$10,865,914	100%

	Nine Months Ended September 30,
	2022		2021
	$	% of Total	$	% of Total
Coffee creamers	$14,866,032	55%	$16,590,542	60%
Hydration and beverage enhancing supplements	3,815,346	14%	3,907,111	14%
Harvest snacks and other food items	5,336,043	20%	3,353,178	12%
Coffee, tea, and hot chocolate products	4,840,215	18%	5,286,882	19%
Other	1,094,924	4%	987,076	4%
Gross sales	29,952,560	111%	30,124,789	109%
Shipping income	829,107	3%	261,495	1%
Returns and discounts	(3,922,803)	(14)%	(2,942,890)	(10)%
Sales, net	$26,858,864	100%	$27,443,394	100%

The Company generates revenue through three channels: online, wholesale, and food service:

	For the Three Months Ended September 30,
	2022		2021
	$	% of Total	$	% of Total
Online	$5,808,186	66%	$6,331,003	58%
Wholesale	3,004,875	34%	4,415,867	41%
Food service	31,784	0%	119,044	1%
Sales, net	$8,844,845	100%	$10,865,914	100%

	For the Nine Months Ended September 30,
	2022		2021
	$	% of Total	$	% of Total
Online	$16,410,956	61%	$16,492,512	60%
Wholesale	10,141,518	38%	10,529,594	38%
Food service	306,390	1%	421,288	2%
Sales, net	$26,858,864	100%	$27,443,394	100%

Contract assets (deferred costs of goods sold associated with deferred revenue), contract liabilities (deferred revenue, customer deposits, rewards programs), and refund liabilities (accrued returns) have been estimated and recorded as of September 30, 2022. Contract assets included in finished goods inventories were $55,490 and $8,316 as of September 30, 2022 and December 31, 2021, respectively. Contract liabilities and refund liabilities included in accrued expenses were $73,977 and $40,500 as of September 30, 2022 and December 31, 2021, respectively. Receivables from contracts with customers are included in Accounts receivable, net on the Company’s consolidated balance sheets. As of September 30, 2022 and December 31, 2021, Accounts receivable, net included, $1,554,573 and $1,268,718, respectively, of receivables from contracts with customers.

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

Net sales decreased to $8.8 million for the three months ended September 30, 2022 from $10.9 million for the three months ended September 30, 2021. Net sales decreased to $26.9 million for the nine months ended September 30, 2022, from $27.4 million for the nine months ended September 30, 2021. The decline was primarily in our club and online direct to consumer ("DTC") channels as we significantly reduced inefficient marketing spend. We continue to optimize our marketing investment by cutting out inefficient spend and spending less on direct media for the DTC channel compared to the prior year. Lower media spend resulted in significant reduction of new customer orders in the quarter. Additionally, online segment sales were impacted by price increases implemented at the end of the second quarter and cancellation of free shipping due to inflationary concerns. Declines in DTC were in part offset by substantial growth on Amazon.com, reflecting a momentum driven by changes we have made with regard to our approach to this channel. Our wholesale channel sales, excluding club, were challenged by distributor to retailer fulfilment issues resulting in out of stocks on shelves. We are actively addressing these issues in partnering up with brokers and retailers.

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

Our online business is two pronged and consists of direct-to-consumer sales (lairdsuperfood.com and pickybars.com) and Amazon.com. For the three months ended September 30, 2022 and 2021, the online business made up 66% and 58% of our net sales, respectively. For the nine months ended September 30, 2022 and 2021, the online business made up 61% and 60% of our net sales, respectively. Lairdsuperfood.com is a platform that provides an authentic brand experience for our customers that drives engagement and provides feedback for future product development. We view our growing proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. Content on our websites allows Laird Superfood to educate consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for approximately three-fourths of direct-to-consumer sales for the three and nine months ended September 30, 2022.

Our wholesale business addresses the $766 billion grocery industry, specifically the $281 billion Natural, Organic and Functional Foods and Beverages sub-segment, which has been increasing its proportion of the grocery industry, as well as many non-grocery retail channels. For the three and nine months ended September 30, 2022, wholesale made up 34% and 38% of our net sales, respectively. For the three and nine months ended September 30, 2021, wholesale made up 41% and 38% of our net sales, respectively. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, outdoor and drug stores. We currently estimate our products are in approximately 5,000 retail door locations with over 26,000 points of distribution and we believe the long-term potential store base exceeds 20,000 retail locations in the United States. The diversity of our retail channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

Entry into Co-Packer Agreement

As part of the plan, the Company will close its production facilities in Sisters, Oregon and reduce headcount by approximately 46 employees, which represents approximately 55% of its total employees. The Company expects to recognize approximately $0.5 million of restructuring charges consisting of severance and other employee-related costs. Other costs associated with building and lease exit costs, any impairments of assets, and other related restructuring and exit costs are still being evaluated. The Company expects substantially all charges associated with the workforce reduction to be incurred during the quarter ending December 31, 2022, with related cash payments expected to be substantially paid out by the end of the first quarter of 2023.

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
Ms. Hamill possesses more than 20 years of strategic finance experience in both public consumer packaged goods and private equity backed emerging companies in the natural foods and beverages space. Ms. Hamill joined the Company as Vice President, Financial Planning and Analysis in April 2022 from Little Secrets Chocolate, where she served as chief financial officer from September 2018. Previously, Ms. Hamill served as the senior director of finance, premium yogurt at Danone North America from May 2017 through March 2018, and as senior director of finance, plant based beverage and food and various other finance positions at WhiteWave Foods from March 2003 through May 2017. Ms. Hamill holds an MBA with a finance concentration from Leeds School of Business at the University of Colorado and a Bachelor of Arts from Saint-Petersburg State University of Engineering and Economics.

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

Ability to Expand Our Product Line

Our goal is to expand our product line over time to increase our growth opportunity and reduce product-specific risks through diversification into multiple products, each designed around daily use. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time.

Ability to Expand Gross Margins

Our overall profitability will be impacted by our ability to expand gross margins through effective sourcing of raw materials, controlling labor and shipping costs, controlling the impacts of inflationary market factors, as well as managing co-packer relationships.

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

Results of Operations

Comparison of the three months ended September 30, 2022 (“Q3 2022”) and September 30, 2021 (“Q3 2021”)

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change	Change
Sales, net	$8,844,845	$10,865,914	$(2,021,069)	(19)%
Cost of goods sold	(6,773,029)	(7,667,075)	894,046	(12)%
Gross profit	2,071,816	3,198,839	(1,127,023)	(35)%
Gross margin	23.4%	29.4%
General and administrative	4,383,868	4,254,124	129,744	3%
Research and product development	115,077	242,604	(127,527)	(53)%
Sales and marketing	3,390,857	4,014,753	(623,896)	(16)%
Total expenses	7,889,802	8,511,481	(621,679)	(7)%
Operating loss	(5,817,986)	(5,312,642)	(505,344)	10%
Total other income (expense)	79,777	10,721	69,056	644%
Loss before income taxes	(5,738,209)	(5,301,921)	(436,288)	8%
Income tax expense	—	(49,777)	49,777	(100)%
Net loss	$(5,738,209)	$(5,351,698)	$(386,511)	7%

Sales, Net

	Three Months Ended September 30,
	2022	2021	$	%
Sales, net	$8,844,845	$10,865,914	$(2,021,069)	(19)%

Net sales decreased to $8.8 million in Q3 2022 from $10.9 million in Q3 2021. The decline was primarily due to lower volume in club and DTC sales due to reduced marketing spend, the price increase implemented at the end of second quarter, and removal of free shipping for orders under $40 (forty) dollars.

Cost of Goods Sold

	Three Months Ended September 30,		2022 v. 2021 Change
	2022	2021	$	%
Costs of goods sold	$(6,773,029)	$(7,667,075)	$894,046	(12)%

Cost of goods sold decreased to $6.8 million in Q3 2022 from $7.7 million in Q3 2021, primarily due to decreased sales volume and a decrease in labor costs that resulted from gained efficiencies and restructuring of our internal supply chain organization. This was offset in part by inflationary pressures on ocean freight, inbound and outbound shipping and energy costs.

Gross Profit

	Three Months Ended September 30,		2022 v. 2021 Change
	2022	2021	$	%
Gross Profit	$2,071,816	$3,198,839	$(1,127,023)	(35)%

Gross profit decreased to $2.1 million in Q3 2022 from $3.2 million in Q3 2021. Gross margin was 23.4% in Q3 2022 compared to 29.4% in Q3 2021. The margin decrease was driven primarily by deleverage of fixed manufacturing costs on lower production volume as we focused on optimizing inventory balances this year. Higher costs of inbound shipping and outbound freight also contributed to margin erosion in the quarter. This was partially offset by lower labor costs resulting from rightsizing of the organization in 2022.

Operating Expenses

	Three Months Ended September 30,		2022 v. 2021 Change
	2022	2021	$	%
Operating Expenses
General and Administrative	$4,383,868	$4,254,124	$129,744	3%
Research and Product Development	115,077	242,604	(127,527)	(53)%
Sales and Marketing	3,390,857	4,014,753	(623,896)	(16)%
Total Operating Expenses	$7,889,802	$8,511,481	$(621,679)	(7)%

General and administrative expense was flat, with a slight increase to $4.4 million in Q3 2022 from $4.3 million in Q3 2021, driven by lower personnel costs, related to executive departures earlier this year, offset by increased professional fees and other administrative spend related to one time costs to exit contracts.

Research and product development expense decreased to $0.1 million in Q3 2022 from $0.2 million in Q3 2021 as we continue to focus on strengthening the performance of current product offerings in 2022 rather than the rapid product development strategy in 2021 and prior.

Sales and marketing expense decreased to $3.4 million in Q3 2022 from $4.0 million in Q3 2021, primarily due to reduced advertising expense and personnel costs.

Other Income

	Three Months Ended September 30,		2022 v. 2021 Change
	2022	2021	$	%
Other income	$79,777	$10,721	$69,056	644%

Other income is composed of interest and dividend income and sublease rental income. Other income increased to $79.8 thousand of income in Q3 2022 from $10.7 thousand of income in Q3 2021, primarily due to the sublease agreement entered into in Q2 2022 and income on money market accounts elevated by the increases in interest rates.

Comparison of the nine months ended September 30, 2022 (“YTD 2022”) and September 30, 2021 (“YTD 2021”)

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change
Sales, net	$26,858,864	$27,443,394	$(584,530)	(2)%
Cost of goods sold	(21,259,300)	(20,225,269)	(1,034,031)	5%
Gross profit	5,599,564	7,218,125	(1,618,561)	(22)%
Gross margin	20.8%	26.3%
General and administrative	18,848,037	12,060,429	6,787,608	56%
Research and product development	335,377	858,143	(522,766)	(61)%
Sales and marketing	11,115,499	11,233,765	(118,266)	(1)%
Total expenses	30,298,913	24,152,337	6,146,576	25%
Operating loss	(24,699,349)	(16,934,212)	(7,765,137)	46%
Total other income (expense)	(77,008)	36,246	(113,254)	(312)%
Loss before income taxes	(24,776,357)	(16,897,966)	(7,878,391)	47%
Income tax expense	(5,774)	(86,495)	80,721	(93)%
Net loss	$(24,782,131)	$(16,984,461)	$(7,797,670)	46%

Sales, Net

	Nine Months Ended September 30,		2022 v. 2021 Change
	2022	2021	$	%
Sales, net	$26,858,864	$27,443,394	$(584,530)	(2)%

Net sales decreased to $26.9 million in YTD 2022 from $27.4 million in YTD 2021. The decline was primarily due to lower sales in our direct to consumer channel driven by significantly lower dedicated media spend and elevated discounts, as well as lower club sales. This was offset by double digits growth in Amazon.com sales and new distribution gains in wholesale channel as well as acquisition of Picky Bars in Q2 2021.

Cost of Goods Sold

	Nine Months Ended September 30,		2022 v. 2021 Change
	2022	2021	$	%
Costs of goods sold	$(21,259,300)	$(20,225,269)	$(1,034,031)	5%

Cost of goods sold increased to $21.3 million in YTD 2022 from $20.2 million in YTD 2021, primarily due to inflationary pressures in costs of raw materials and packaging inbound and outbound freight expenses offset in part by decrease in labor costs due to gained efficiencies and organizational rightsizing.

Gross Profit

	Nine Months Ended September 30,		2022 v. 2021 Change
	2022	2021	$	%
Gross Profit	$5,599,564	$7,218,125	$(1,618,561)	(22)%

Gross profit decreased to $5.6 million in YTD 2022 from $7.2 million in YTD 2021. Gross margin was 20.8% in YTD 2022 compared to 26.3% in YTD 2021. The margin decrease is driven by elevated promotional activity, and general inflationary pressures on raw materials, packaging and freight combined with fixed costs deleverage on lower production volumes this year as compared to prior year as we focused on optimizing inventory levels to improve working capital turns. This was partially offset by lower labor costs resulting from rightsizing of the organization in 2022.

Operating Expenses

	Nine Months Ended September 30,		2022 v. 2021 Change
	2022	2021	$	%
Operating Expenses
General and Administrative	$18,848,037	$12,060,429	$6,787,608	56%
Research and Product Development	335,377	858,143	(522,766)	(61)%
Sales and Marketing	11,115,499	11,233,765	(118,266)	(1)%
Total Operating Expenses	$30,298,913	$24,152,337	$6,146,576	25%

General and administrative expense increased to $18.8 million in YTD 2022 from $12.1 million in YTD 2021, primarily due to impairment of goodwill and intangible assets recorded in YTD 2022 of $6.5 million and $1.5 million, respectively. See Note 9 to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for more information. Excluding, cost of impairment of goodwill and intangible assets, general and administrative expenses decreased by $1.3 million driven primarily by reduced personnel costs including stock-based compensation.

Research and product development expense decreased to $0.3 million in YTD 2022 from $0.9 million in YTD 2021, as we continue to focus on strengthening the performance of current product offerings in 2022 rather than the rapid product development strategy in 2021 and prior.

Sales and marketing expense decreased to $11.1 million in YTD 2022 from $11.2 million in YTD 2021, primarily due to advertising expense and marketing fees.

Other Income (Expense)

	Nine Months Ended September 30,		2022 v. 2021 Change
	2022	2021	$	%
Other income (expense)	$(77,008)	$36,246	$(113,254)	(312)%

Other income (expense) is composed of interest income, rental income, income and losses related to investment securities available-for-sale, and other non-operating gains and losses. Other income (expense) decreased to $(77.0) thousand of expense in YTD 2022 from $36.2 thousand of income in YTD 2021, primarily due to the realized losses on the sale of available for sale securities in Q1 2022.

Liquidity and Capital Resources

As of September 30, 2022, we had incurred accumulated net losses of $80.6 million, including operating losses of $24.7 million and $16.9 million for YTD 2022 and YTD 2021, respectively. We expect to incur additional operating losses as we continue efforts to grow our business, however we have enacted strategic rightsizings of the organization throughout 2022 and will continue to seek to optimize spending and gross margins. We have historically financed our operations and capital expenditures through private placements of our preferred stock and common stock, our initial public offering, as well as lines of credit and term loans.

Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.

As of September 30, 2022, we had $21.0 million of cash-on-hand and $5.0 million of available borrowings under our lines of credit. As of December 31, 2021, we had $31.7 million of cash-on-hand and investments and $19.7 million of available borrowings under our lines of credit. As of September 30, 2022, and December 31, 2021, we had no outstanding notes payable and no amounts were outstanding under our lines of credit.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our product platforms, the introduction of new products and acquisition activity. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•
Cash outflows for capital expenditures were $1.1 million in YTD 2022 and $1.0 million in YTD 2021. The increase was to support the increase in our manufacturing and production capacity needs. The majority of capital expenditures for YTD 2022 occurred in Q1 2022 and we do not expect to incur significant capital expenditures in the near future.
•
The Company has lease arrangements for certain equipment and facilities, including corporate and manufacturing space. As of September 30, 2022, the Company had fixed lease payment obligations of $4.9 million, with $0.7 million payable within 12 months.
•
As of September 30, 2022, $4.9 million of current liabilities were accrued related to short term operating activities and personnel costs.
•
Advertising and marketing expenditures were $8.2 million in YTD 2022 and $8.4 million in YTD 2021. We expect to continue to invest in these activities as part of the strategic expansion of sales volume, however, we have made strategic shifts to reduce and improve the efficacy of future customer acquisition costs.

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

Cash Flows

Comparison of the nine months ended September 30, 2022 and 2021:

The following table shows a summary of our cash flows for the periods presented:

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities	$(11,133,377)	$(14,242,999)
Cash flows from investing activities	8,981,156	(12,092,290)
Cash flows from financing activities	121,090	184,747
Net change in cash	$(2,031,131)	$(26,150,542)

Cash Flows from Operating Activities

Cash used in operating activities was $11.1 million for YTD 2022 as compared to $14.2 million used in YTD 2021. The improvement in cash burn is driven by decreasing inventory levels, prepaid expenses, and lower general and administrative spend.

Cash Flows from Investing Activities

Cash provided by investing activities was $9.0 million for YTD 2022 as compared to cash used in investing activities of $12.1 million for YTD 2021. The change is primarily due to proceeds from the sale of available-for-sale securities in YTD 2022 and cash used in the acquisition of Picky Bars in YTD 2021.

Cash Flows from Financing Activities

Cash provided by financing activities was $121 thousand and $185 thousand for YTD 2022 and YTD 2021, respectively, primarily related to inflows from stock option exercises.

Segment Information

We have one operating segment and one reportable segment. Our Chief Executive Officer reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies” of the Notes to condensed consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2021 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2021 Form 10-K.

Recent Accounting Pronouncements

See Recently Issued Accounting Pronouncements in Note 1 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Emerging Growth Company Status

As a company with less than $1.235 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

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

We may take advantage of these provisions until the end of the fiscal year in which the fifth anniversary of our IPO occurs, or such earlier time when we no longer qualify as an emerging growth company. We would cease to be an emerging growth company on the earlier of (1) the last day of the fiscal year (a) in which we have more than $1.235 billion in annual revenue or (b) in which we have more than $700 million in market value of our capital stock held by non-affiliates, or (2) the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all these reduced burdens.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022, due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of financial statements for the three months ended March 31, 2022, our management identified a material weakness in the Company’s internal control over financial reporting, relating to a miscalculation of basic and diluted net loss per share caused by a formula error. Our independent registered public accounting firm identified this error, and the error was corrected by management. We believe our failure to identify this error resulted from a material weakness related to ineffective operation of management review controls related to financial reporting due to staffing constraints. The issue was corrected prior to the filing of the quarterly report on the Form 10-Q for the period ended March 31, 2022.

Remediation Measures

With the oversight of senior management and our audit committee, we have taken steps to take additional measures to remediate the underlying causes of the identified material weakness, primarily through the hiring of additional accounting and finance resources; the development and implementation of additional formal, documented policies and procedures; and improved processes and management review control activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended of September 30, 2022, aside from those described above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Effective November 4, 2022, the Company entered into an employment agreement (the “Employment Agreement”) with Anya Hamill, who served as interim Chief Financial Officer since May 2022 and now serves as permanent Chief Financial Officer. The Employment Agreement provides for the following benefits, among other provisions:

•
an annual base salary of $275,000;

•
an annual bonus opportunity of up to 100% of base salary based on the achievement of performance goals, with a target payout of 50% of base salary;

•
restricted stock units relating to 50,000 shares of common stock, vesting over four years;

•
stock options to purchase 50,000 shares of common stock with an exercise price equal to the grant date fair value of the Company’s common stock, vesting over four years; and
•
a payment equal to 12 months base salary and COBRA coverage for up to 12 months if Ms. Hamill resigns for good reason or the Company terminates Ms. Hamill’s employment without cause, and, if such resignation or termination occurs within two years following a change in control (as defined in the Employment Agreement), the vesting of all of Ms. Hamill’s equity awards.

Ms. Hamill will also be eligible to participate in the Company’s equity incentive plans and long-term incentive plans and other benefits available to the Company’s executive officers.

The foregoing descriptions of the Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Employment Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.4 and incorporated herein by reference.

On November 7, 2022, the Board of Directors terminated the Company’s 2020 Employee Stock Purchase Plan, which allowed employees to purchase shares of the Company’s common stock through accumulated payroll deductions.

Item 6. Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	9/25/2020

3.2	Amended and Restated Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	9/25/2020

10.1	First Amendment to Credit Agreement, dated September 1, 2022, by and between the Company and Wells Fargo Bank, National Association.	8-K	001-39537	10.1	9/1/2022

10.4	Executive Compensation Agreement, dated November 4, 2022, by and between the Company and Anya K. Hamill.					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Laird Superfood, Inc.
(Registrant)

Date: November 10, 2022	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer

Date: November 10, 2022	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer