Form 10-K
period 2022-12-31
Laird Superfood, Inc.
filed 2023-03-16
CIK 1650696

conpc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39537

Laird Superfood, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1589788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5303 Spine Road, Suite 204, Boulder, Colorado, 80301

(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: (541) 588-3600

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 as reported by the NYSE American on such date, was approximately $14.3 million.

As of March 14, 2023 the registrant had 9,219,500 shares of common stock, $0.001 par value per share, outstanding.

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
•
our reliance on third parties for raw materials and production of our products;
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
•
we rely on third parties for raw materials, production, and distribution of our products;
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
•
our management and directors own a significant portion of our common stock which could limit or restrict our other shareholders’ ability to influence corporate matters;
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

This summary is not complete, and you should consider carefully the risks and uncertainties described under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. If we are unable to adequately address these and other risks we face, our business, financial condition, results of operations and prospects may be adversely affected.

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

cconPART I

ITEM 1. BUSINESS.

Overview

Laird Superfood is an emerging consumer products platform focused on manufacturing and marketing highly differentiated plant-based and functional foods. The core pillars of the Laird Superfood platform are currently Coffee creamers, Hydration products and beverage enhancing supplements, Harvest snacks and other food items, and Coffee, tea, and hot chocolate products. Consumer preferences within the evolving food and beverage industry are shifting away from processed and sugar-laden food and beverage products, as well as those containing significant amounts of highly processed and artificial ingredients. Laird Superfood’s long-term goal is to build the first scale-level and widely recognized brand that authentically focuses on natural ingredients, nutritional density and functionality, allowing the Company to maximize penetration of a multi-billion-dollar opportunity in the grocery market.

Market Opportunity

Laird Superfood participates in what the U.S. Census Bureau estimates to be a $800 billion grocery market as of 2022. Laird Superfood is specifically focused on the U.S. Natural, Organic and Functional Food and Beverages sub-segment of the food and beverage market. According to the New Hope Network, in 2021, U.S. Natural, Organic and Functional Food and Beverages and Supplement sales were approximately $272 billion and are expected to grow to $300 billion by 2023.

Consumer preferences within the evolving food and beverage industry are shifting away from processed and sugar-laden food and beverage products, as well as those containing significant amounts of highly processed and artificial ingredients. There is also increasing recognition of the environmental impact of animal-based products. Per the Plant-Based Foods Association, U.S. retail sales of plant-based foods increased 6.2% from 2021 to 2022, reaching a market value of $7.4 billion, compared to increases of 1.9% in the overall food category.

Our Competitive Strengths

We believe the following strengths differentiate Laird Superfood and create long-term, sustainable competitive advantages.

An Emerging Platform Within the Rapidly Expanding Plant-Based Natural Foods Industry

Long-term opportunities lie in building Laird Superfood into a unique platform within the natural foods industry, which is currently dominated by single-product companies. The core tenets of this platform approach are strengthening our authentic and trusted brand name, growing our expansive omnichannel distribution strategy, optimizing our business model to maximize profit margins, and the introduction of new products that align with our core ethos. This platform provides opportunities for continual expansion of our total addressable market (“TAM”) to allow long-duration growth, sustained differentiation of our brand, product diversification and leveraging our core strengths and operating costs to increase profit margins.

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

Omnichannel Distribution Strategy

Our omnichannel distribution strategy has two key components: e-commerce and wholesale. In aggregate, this omnichannel strategy provides us with a diverse set of customers and wholesale partners, leading to a larger TAM opportunity than is normally available to products available primarily in grocery stores, along with an opportunity to develop a direct relationship with our customers at lairdsuperfood.com and pickybars.com. We believe that, along with a trusted brand name, extensive proprietary distribution is a critical long-term and sustainable barrier to entry in the food industry.

Our Growth Strategy

Our primary growth strategies are as follows:

Open-Ended and Long Duration Growth Opportunity in the U.S. Grocery Market

The U.S. grocery market is one of the largest retail end-markets in the world. Laird Superfood’s strategy is to maximize penetration of this opportunity through a variety of avenues, including growing brand trust and recognition, significantly expanding our retail distribution footprint, driving shelf velocity through an acceleration of online and offline advertising and introducing new products to expand our store footprint.

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

Continued Expansion of Distribution Footprint

Currently, our products are marketed and sold through a diverse set of retail and e-commerce channels, including grocery chains, club stores, specialty and natural food outlets, coffee shops, juice bars, gyms, restaurants, hospitality venues, corporate workplaces, lairdsuperfood.com, pickybars.com, and amazon.com. Maximizing potential distribution will be a key growth driver for Laird Superfood and our goal is to expand distribution so that our products are available wherever our customers choose to shop, whether it be a retail store, food service environment, or e-commerce.

Maximize Market Penetration of Existing Product Lines

Laird Superfood’s current product lines address multi-billion-dollar market opportunities with differentiated products. We believe penetrating these core markets with our differentiated product lines will create large and long-duration growth opportunities in the near-term.

New Product Development

We are focused on creating products that conform to our uncompromising brand ethos of great taste, high-quality ingredients, nutritional density and functionality. Additional criteria for new product development include the potential for broad commercial acceptance, size of market opportunity, regulatory compliance issues, availability and cost of raw materials, shelf-life and expected usage patterns by potential customers. Broadening our product line will also serve to diversify our revenue base and reduce exposure to potential competitive intensity in any one category.

Targeting Top-Tier Food Industry Gross Margins

Strong gross margins will provide Laird Superfood with a sustainable competitive advantage, as these gross profit dollars can be used to invest in growth initiatives to further differentiate our brand and expand our revenue opportunity as we move toward profitability.

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

Our gross sales by product category are reflected below:

	Year Ended December 31,
	2022		2021
	$	% of Total	$	% of Total
Coffee creamers	$19,800,429	55%	$21,767,409	59%
Hydration and beverage enhancing supplements	4,877,067	14%	5,814,629	16%
Harvest snacks and other food items	7,191,316	20%	7,108,361	19%
Coffee, tea, and hot chocolate products	6,648,576	19%	5,228,888	14%
Other	1,805,914	5%	808,352	2%
Gross sales	40,323,302	113%	40,727,639	110%
Shipping income	1,099,358	3%	457,879	1%
Returns and discounts	(5,594,268)	(16)%	(4,374,565)	(11)%
Sales, net	$35,828,392	100%	$36,810,953	100%

Coffee creamers include sales of powdered and liquid coffee creamers. Hydration and beverage enhancing supplements include sales of Hydrate coconut waters, Activate and Renew supplement lines, and mushroom botanical blends. Harvest snacks and other food items include ready to eat food offerings as well as baking and pancake mixes. Coffee, tea, and hot chocolate products include traditional and functional ground and whole bean coffee, Hot Chocolate with Functional Mushrooms, and our InstaFuel line of just-add-water coffee and tea products. Other products include miscellaneous branded goods, such as coffee mugs, thermoses, t-shirts, and hats.

Coffee Creamers

Laird Superfood sells powdered and liquid coffee creamer. We expect to continue expanding our Superfood Creamer platform going forward with additional flavors, nutritional profiles, and formulations based on consumer preferences and demand. Such products demonstrate attractive repeat usage and customer lifetime value characteristics.

The three main benefits and points of differentiation to consumers from our Superfood Creamer products are their taste, limited ingredient set, and their inclusion of plant-based fats. Our creamers include Aquamin, a natural source of calcium and trace amounts of 72 other minerals, and all liquid creamers are differentiated by functional mushroom extracts in their ingredient set. Powdered creamers have the further appeal of shelf stability and on-the-go convenience.

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

Coffee, Tea, and Hot Chocolate Products

InstaFuel and Hot Chocolate with Functional Mushrooms

Laird Superfood sells high-quality instant beverage products pre-mixed with its superfood creamer, in a just-add-hot-water line of InstaFuel products, as well as Hot Chocolate with functional mushrooms.

Functional Whole Bean and Ground Coffee

Coffees offer an intuitive and complementary sale to individuals purchasing our creamers and we believe that our organic coffee blended with functional mushrooms is a point of differentiation in the coffee segment. Our coffees are sourced from Peru, and are a hand-picked, high altitude, shade grown variety selected for their low acidity.

Hydration and Beverage Enhancing Supplements

Laird Superfood’s hydration and beverage enhancing supplement portfolio includes our Hydrate coconut water products, our Activate Platform, our Performance Mushroom and Mushroom Botanical supplements, and our Renew Platform.

Hydrate

Hydrate is our line of powdered coconut water. The main benefits and points of differentiation to consumers from our Hydrate products are a limited number of ingredients; no artificial sugars, ingredients or colors that are prevalent in most competing sports drinks; and a lower cost per serving than traditional single-use packaged sports drinks and coconut waters. Hydrate is also environmentally friendly due to its powdered form, avoiding single use plastics.

Beverage Enhancing Supplements

Our beverage enhancing supplement line consists of Activate, Renew, and functional mushroom botanical blend products. We will continue to expand the breadth of our offerings over the course of the next several years. The main benefits of our beverage enhancing supplements are a plant-based, less processed and recognizable ingredients set.

Harvest Snacks and Other Food Items

Picky Bars, Performance Oatmeal, and Performance Granolas

Laird Superfood acquired Picky Bars in May 2021 and began selling their portfolio of better-for-you foods.

Protein Bars and Nut Butter Bars

We launched Laird Superfood branded Protein Bars and Picky Bars branded Nut Butter Bars, which are clean alternatives to a broad protein bar market.

Pili Nuts and Harvest Dates

Laird Superfood began high-quality, naturally sourced, functional snack products including Pili Nuts and Harvest Dates in the fourth quarter of 2020. This product was discontinued in 2022.

Our Customer Usage Patterns

All Laird Superfood products are focused on providing nutrient dense and functional alternatives in multi-billion-dollar market categories, such as coffee creamers, sports drinks, and healthy snacks. Laird Superfood products are also designed to become part of an individual’s daily ritual and repeated usage patterns.

The majority of our business is currently conducted online, and we expect that percentage will decrease over time due to our anticipated roll-out across physical retail channels as our retail distribution and product assortment grows. We have multiple years of cohort data on all customers that have ordered through our direct website. We view this data as indicative of expected customer usage patterns across all channels on the basis of historic trend analysis.

Subscriptions play an important role in driving retention rates for our e-commerce direct-to-consumer ("DTC") business at lairdsuperfood.com and pickybars.com and in 2022 and 2021 subscriptions made up 40% and 39% of our DTC net sales, respectively. In addition to subscriptions, our DTC business has a high percentage of repeat users. In 2022 and 2021, 83% and 77% of the DTC net sales came from either subscribers or repeat users. These dynamics create meaningful recurring revenues and the combination of repeat usage, order frequency and retention rates informs our views on strategic marketing spend and customer unit economics.

Distribution Channels

We generate revenue through two channels: e-commerce and wholesale. Our customers and distribution channels include our e-commerce business through our website, lairdsuperfood.com, pickybars.com, and through Amazon.com, as well as our wholesale business to distributors and retailers in natural and specialty channels, conventional grocery, club, mass market, and drug stores.

Our net sales by distribution channel are reflected below:

	Year Ended December 31,
	2022		2021
	$	% of Total	$	% of Total
E-commerce	$22,313,241	62%	$22,687,736	62%
Wholesale	13,515,151	38%	14,123,217	38%
Sales, net	$35,828,392	100%	$36,810,953	100%

E-commerce

Our e-commerce business consists of lairdsuperfood.com, pickybars.com, and Amazon.com.

Lairdsuperfood.com sells all of our SKUs with the exception of our refrigerated liquid Superfood Creamers. Lairdsuperfood.com allows for online-only sales of trial products, prior to the investment necessary to launch in wholesale. Pickybars.com sells all of our acquired Picky Bar SKUs, plus a rotating assortment of our historic Laird Superfood SKUs.

Content on our websites allow Laird Superfood to educate consumers on the benefits of our products and ingredients, market and cross-sell new products. It also facilitates our subscription business.

For sales through Amazon.com, we utilize both fulfilled by Amazon (“FBA”) and fulfilled by merchant ("FBM") distribution processes. Related to FBA, we send products to Amazon, and Amazon fulfills orders placed through its online marketplace from its fulfillment centers. Amazon charges us fulfillment fees for this service and may charge storage fees for certain inventory. We sell a number of our SKUs on Amazon.com. Sales through Amazon.com accounted for 19% and 16% of our total net sales in 2022 and 2021, respectively.

Our net sales from our e-commerce business are reflected below:

	For the Years Ended December 31,
	2022	2021
Lairdsuperfood.com and Pickybars.com	$15,350,333	$16,777,515
Amazon.com	6,962,908	5,910,221
Total e-commerce sales, net	$22,313,241	$22,687,736

Wholesale

Our wholesale business addresses the $800 billion grocery industry, as well as many non-grocery retail channels. In both 2022 and 2021, wholesale made up 37% of our net sales. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, outdoor, drug stores, and food service which consists of local and regional coffee shops, juice bars, corporate offices, hotels, restaurants, college campuses, professional sports teams and gyms. We estimate our products are in over 7,600 retail door locations and over 33,000 points of distribution as of December 31, 2022.

Our wholesale net sales include sales into wholesale grocery distribution, such as United Natural Foods, Inc. and KeHE Distributors, distributing to clients such as Whole Foods, Erewhon, Sprouts, Kroger, and Safeway, as well as direct wholesale sales to retailers across diverse channels, such as Costco, HEB, HyVee, Natural Grocers, and CVS.

In 2022 and 2021, the wholesale business represented $13.2 million and $13.6 million of net sales, or 37% of our net sales for each period. Our largest wholesale customers in 2022 were UNFI and KeHE which represented 11% and 10% of our total net sales, respectively. Our largest wholesale customer in 2021 was Costco which represented 13% of our total net sales. No other customers represented more than 10% of our total net sales in 2022 or 2021.

According to SPINS, as of December 31, 2022, we have achieved a brand All Commodity Volume ("ACV") of 79% in the natural enhanced retailer channel, up from 69% as of December 31, 2021. In the conventional grocery channel, we estimate we have achieved 25% of ACV as of December 31, 2022, up from 23% as of December 31, 2021.

Competition

Fundamentally, we do not believe our competition is our peer better-for-you, less processed creamer companies. We view our competition as the legacy products which are refined-sugar laden, highly processed, and have undecipherable ingredient lists. We believe consumers want more transparency and understanding of what they are putting in their bodies and are seeking less-processed alternatives. We are driving those trends through a trusted, authentic brand platform.

We compete in the following markets, based on how we categorize our core products:

Coffee Creamers

Our creamer products primarily compete within the $6.9 billion domestic creamer market that, according to Mintel, is expected to grow at a 6.3% compound annual growth rate ("CAGR") through 2027, and includes products offered by Danone SA, TreeHouse Foods Inc., Nestle SA and Dean Foods Co, among others.

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

Hydration and Beverage Enhancing Supplements

Our Hydrate platform primarily competes against hydration enhancing sports drinks. The dominant competitors in the $12.9 billion sports drink market are Gatorade, owned by PepsiCo, and PowerAde, owned by The Coca-Cola Company.

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

Activate, Renew, and Performance Mushroom Supplements

Our Activate and Renew product lines compete in the $152 billion global vitamin and supplements market.

Activate products compete largely as an alternative to single-serve cold-pressed juices which frequently focus on similar ingredients (lemon cayenne mixes, and superfood greens mixes), and certain other powdered beverages.

Renew products compete in the ready-to-drink protein powder market which is highly fragmented. According to Grandview Research, the protein supplement industry was estimated to be $6.3 billion in 2021. Ready-to-drink and pre-formulated drinks were anticipated to demonstrate the fastest revenue growth in the segment. Renew Plant-Based Protein is differentiated amid this market with a short, understandable ingredient list.

Performance Mushroom and Mushroom Botanical supplements compete in the natural supplement market, which is highly fragmented with several peer companies.

Harvest Snacks and Other Food Items

Our Picky Bars, Laird Superfood Protein Bars, and Picky Bars Nut Butter Bars primarily compete in the $20.0 billion snack bar market, which is expected to grow at 6.6% CAGR through 2025, per Grand View Research. Energy and Nutrition bars, which includes these products, make up the second largest segment behind Granola/Muesli.

Our Performance Granola and Performance Oatmeal compete in the $36.5 billion global cereal market, which is expected to grow at a 3.7% CAGR through 2030, per Grand View Research. Top competitors are Bob’s Red Mill, Kellogg, and General Mills.

InstaFuel and Hot Chocolate

InstaFuel instant beverage products and our Hot Chocolate with Functional Mushrooms and Hot Chocolate Oat Milk products compete with other just-add-hot-water lines of instant coffee products and hot chocolate. The annual revenue generated from the instant coffee market in the U.S. was estimated to be $17.4 billion according to Statista in 2023. The hot chocolate market is estimated to reach $4.2 billion in the U.S. in 2023 according to Statista. Because it is being made with coconut sugar rather than refined sugars and includes functional mushrooms, we believe our hot chocolate product to be highly differentiated from legacy hot chocolate brands.

Functional Coffees

We believe that our line of high quality Peruvian organic roasts, as well as our more differentiated functional coffee blends, incorporating functional mushroom extracts, superfoods, and botanical adaptogens, have natural synergies for many buyers of our creamer products, and convenience of combined ordering on our e-commerce platform.

Supply Chain

Laird Superfood sources its raw materials from a variety of suppliers located both inside and outside the United States. The Company purchases substantial portions of its roasted coffee products from one supplier, coconut milk powder from two suppliers, and coconut water powder from one supplier. There are multiple sources of roasted coffee products, coconut milk powder and coconut water powder available to the Company, and management believes that the Company could find suitable replacements for these suppliers on substantially similar terms. In addition, the Company sources all of its Aquamin from a single supplier. Raw materials are shipped to our co-manufacturers' production facilities where they are stored. These raw materials are then mixed and packaged into finished goods. Finished goods are then warehoused and shipped to both retail and wholesale customers, as well as distributors across the country.

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

The FDA and FTC require that all food products be labeled to disclose the net contents, the identity of commodity, nutrition information, and the name and place of business of the product’s manufacturer, packer, or distributor. Both agencies also require that any claim on the product be truthful and not misleading. The FDA also has detailed regulations and requirements governing various types of claims about products’ nutritional value and wellness benefits, such as a nutrient content claims, health claims, and structure-function claims. Claims falling under these regulations must be phrased in specific ways to avoid misrepresenting the food. We believe we are in compliance with applicable FDA claims regulations.

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

As of December 31, 2022, we had 35 full-time employees, two part-time employees. None of these employees are represented by labor unions or covered by collective bargaining agreements.

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

Talent Acquisition

We have a strong track record of directly recruiting top talent, but we also partner with external professional recruiting firms and headhunters to enhance our recruiting efforts when appropriate. We have relationships with local and targeted colleges and universities to supply key talent in areas like Food Science and Quality Assurance. We have also developed a partnership with our community high school to offer skills training and career experience to establish a pipeline of talent for our front-line workforce.

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

We actively seek opportunities for effective communication. Major communication efforts include monthly all-hands meeting and a semi-monthly internal newsletter, which communicate content such as a CEO message, departmental updates, business priorities, and team member information. Departments meet individually and cross-functionally in a variety of ways. Managers are trained to hold regular one-on-one meetings to communicate on projects, tasks, feedback, and development. Individuals are encouraged to communicate through both formal methods and our Open-Door Policy.

Engagement

Our engagement program is centered upon monthly engagement surveys, which serve as benchmarks and leads into a series of in-person focus groups to further understand and act upon our employee feedback. The focus groups allow us to drill down on employee feedback, give voice to our workforce, and create action plans for increasing our engagement and productivity.

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

Compensation and Benefits

Our total rewards program is designed to ensure our talented team is both fairly paid and rewarded for performance. We ensure market competitiveness and continually make smart adjustments where necessary with the goal of retaining top talent and ensuring equitable pay practices. We offer competitive benefits to ensure that our employees are provided for across the full range of employee rewards, including an equity grant program. We also offer employer paid medical and vision insurance, dental insurance, life and short-term disability insurance, a retirement savings plan.

Diversity and Inclusion

We believe diversity and inclusion enable the company to benefit from multiple points of view and broad thinking innovation. Diversity and inclusion better positions us to understand our customers’ needs and to ultimately succeed in our vision of providing better food for a better world. We approach diversity from the top-down, exemplified by our Board of Directors (the "Board") and our Executive Leadership Team: two of our seven directors are racially/ethnically diverse, and one of four members of our Executive Leadership Team are women. Our workforce is likewise gender diverse. We continue to seek opportunities for building an inclusive culture that encourages, supports, and celebrates the diverse voices of our world.

Corporate Information

We were formed as a limited liability company on June 25, 2015 under the laws of the State of Oregon, converted to a corporation under the laws of the State of Oregon on February 18, 2016, and converted to a corporation under the laws of the State of Delaware on July 3, 2018. Our principal executive offices were located at 275 W. Lundgren Mill Drive, Sisters, Oregon 97759 for the majority of 2022, and are now located at 5303 Spine Road, Suite 204, Boulder, Colorado, 80301. Our websites are www.lairdsuperfood.com and www.pickybars.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. We have included our website address in this Annual Report as an inactive textual reference only. Information contained on, or that can be accessed through, our website is not part of this Annual Report. You should not rely on any information contained or included on our website in making your decision whether to purchase our common stock.

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

Risks Relating to Our Limited Operating History, Financial Position and Capital Needs

We are an early-stage company and have incurred significant losses since our inception. We may continue to incur losses for the foreseeable future.

We are an early-stage company. We were formed and commenced operations in June 2015. We face all the risks faced by newer companies, including significant competition from existing and emerging competitors, many of which are established and have access to capital. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from an early-stage company to a company capable of supporting larger scale commercial activities. If we are not successful in such a transition, our business, results and financial condition will be harmed.

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
•
acquire, license or invest in new technologies; or
•
finance capital expenditures and general and administrative expenses.

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

We believe that growth of our revenue depends on several factors, including our ability to:

•
expand our existing channels of distribution;
•
develop additional channels of distribution;
•
grow our customer base;
•
cost-effectively increase e-commerce sales at our direct website and third-party marketplaces;
•
effectively introduce new products;
•
increase awareness of our brand; and
•
effectively source key raw materials.

We may not successfully accomplish any of these objectives, and even if we are successful in growing our revenues, we expect our revenue growth rate will decline as our revenue increases. Since our inception in June 2015, we have not yet demonstrated the ability to achieve profitability at scale. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or had previously achieved profitability.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

Our rapid growth since inception placed, and may continue to place, significant demands on our organizational, administrative and operational infrastructure, including manufacturing operations, quality control, technical support and customer service, sales force management and general and financial administration. As we continue to grow, we will need to make significant investments in multiple facets of our company, including in sales, marketing, product development, information technology, and personnel. We will also need to improve our operational, financial and management controls as well as our reporting systems and procedures.

If we are unable to manage our growth effectively, we may be unable to execute our business plan, which could have a material adverse effect on our business and our results of operations. Managing our planned growth effectively will require us to:

•
maintain a low cost of customer acquisition relative to customer lifetime value;
•
identify products that will be viewed favorably by customers;
•
successfully hire, train and motivate employees, including additional personnel for our technological, sales and marketing efforts.

The expansion of our products and customer base has resulted and may continue to result in increases in our overhead and selling expenses. Any increase in expenditures in anticipation of future sales that do not materialize would adversely affect our profitability. In addition, if we are unable to effectively manage the growth of our business, the quality of our products may suffer and we may be unable to address competitive challenges, which would adversely affect our overall business, operations and financial condition.

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

Risks Relating to Our Business

Our reliance on third parties to produce and distribute our products while meeting their contractual, regulatory and other obligations to us could have an adverse effect on our business.

We rely on third-party service providers for most areas of our business, including for the supply of raw materials and manufacturing and distribution of our products. Our performance is dependent on the ability of these service providers to produce and deliver our products timely and to our standards and at a reasonable cost. Failure by these third parties to meet their contractual, regulatory and other obligations to us, or our failure to adequately monitor their performance, could result in additional costs to correct errors made by such service providers. A significant disruption at their facilities, even on a short-term basis, could impair our ability to timely produce and ship products, which could have a material adverse effect on our business, financial position and results of operations. Depending on the function involved, such errors can also lead to business disruption, incorrect or adverse effects on financial reporting, litigation or remediation costs, and damage to our reputation, all of which could adversely affect our business.

In addition, we believe there are a limited number of competent, high-quality co-manufacturers in our industry, and many of our co-manufacturers produce products for other companies as well. If we need to change co-manufacturers or fail to retain co-manufacturers, or if our co-manufacturers go out of business or suffer major equipment failure, production of our products may be delayed or postponed and the availability of some of our products may be reduced or eliminated, which could adversely affect our business, results of operations and financial condition.

Competition in the food and beverage retail industry, especially Internet-based competition, is strong and presents an ongoing threat to the success of our business.

The food and beverage retail industry is very competitive. In our e-commerce and wholesale business, we compete with food and beverage retail stores, supermarkets, warehouse clubs and other mass and general retail and online merchandisers, including Internet retailers, many of which are larger than us and have significantly greater capital resources than we do, selling both competitive products and retailing our own products, competing against our e-commerce business. We also compete with a number of natural, organic, and functional food and beverage producers.

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
•
our ability to manage our third-party manufacturing and logistics partners; and
•
our reputation and brand strength.

If we fail to compete successfully in this market, our business, financial condition, and results of operations would be materially and adversely affected.

We may not be able to successfully implement our growth strategy for our brand on a timely basis or at all.

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brands and products to drive increased sales. However, we face many risks, uncertainties and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving natural, organic, and functional food and beverage industry. Our ability to implement our growth strategy depends, among other things, on our ability to:

•
develop and introduce new and appealing products in our portfolio of brands and successfully innovate on our existing products;
•
successfully compete in the product categories in which we choose to operate;
•
attract and maintain a large customer base and develop and grow that customer base;
•
increase awareness of our portfolio of brands and develop effective marketing strategies to ensure consumer loyalty;
•
establish and maintain strategic relationships with key sales, marketing, manufacturing and distribution providers; and
•
attract, retain and motivate qualified personnel.

We may not be able to implement this growth strategy successfully. Our planned marketing expenditures may not result in increased total sales or generate sufficient levels of consumer interest or brand awareness. Our sales and results of operations will be negatively affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

Our Laird Superfood products are new, and our industry is rapidly evolving.

Some of our Laird Superfood products are new and are only in early stages of commercialization, and some products that are important to our growth strategy are in various stages of research and development and have not yet been commercialized. We are not certain that these, or any other future products, will be developed to commercialization, sell as anticipated, be manufactured as anticipated, or be desirable to their intended markets. Also, some of our products may have limited uses and benefits, which may limit their appeal to consumers and put us at a competitive disadvantage. Developing new products and placing them into both conventional and natural grocery environments is an expensive and time-consuming process, and if a product fails to sustain market acceptance or is unable to be manufactured as anticipated, the investment made in the product may be lost.

If our current or future products fail in the development stage, or fail our customer’s expectation of quality, or if we do not achieve or sustain market acceptance, we could lose customers or could be subject to claims which could have a material adverse effect on our business, financial condition and operating results.

As is typical in a rapidly evolving industry, the development process and demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. Because the market for our products is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any, and costs of manufacturing as a product is developed. We cannot guarantee that we will be successful in developing new or existing products or manufacturing new products including through co-packers, that our co-packers perform as expected, or that a market for our products will develop or that demand for our products will be sustainable. If we fail to develop or manufacture new products, or the market for new products fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

We are subject to the risks associated with conducting business operations outside of the U.S., which could adversely affect our business.

We purchase our products from a variety of suppliers, including international suppliers. Our direct purchases from non-US suppliers represented a majority of our raw materials, and we expect our international purchases may grow with time. Additionally, we may source from new non-US suppliers over time as raw material availability changes. We also sell our products to consumers through our website and other online and physical distributors that are in foreign countries, and we may in the future enter into agreements with distributors in foreign countries to sell our products. All of these activities are subject to the uncertainties associated with international business operations, including:

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
•
economic, political, environmental, health-related or social instability in foreign countries and regions (such as in Sri Lanka in 2022 and Peru in 2023);
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

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic, epidemic or disease outbreak, and third-party actions taken to contain its spread and mitigate public health effects.

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

Agricultural products are vulnerable to adverse weather conditions, including severe rains, drought and temperature extremes, floods and windstorms, which are quite common but difficult to predict. Agricultural products also are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality and, in extreme cases, entire harvests may be lost. Additionally, adverse weather or natural disasters, including fires, earthquakes, winter storms, droughts, or volcanic events, could impact our co-manufacturing and third-party logistics partners, which could result in significant costs and meaningfully reduce our capacity to fulfill orders and maintain normal business operations. These factors may result in lower sales volume and increased costs due increased costs of products. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of products from alternative areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

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

We rely on suppliers and vendors to meet our high-quality standards and supply products in a timely and efficient manner. There is, however, no assurance that quality natural and organic products will continue to be available to meet our specific and growing needs. This may be due to, among other reasons, problems with our suppliers’ and vendors’ businesses, finances, labor relations, ability to export materials, international shipping delays, product quality issues, costs, production, crop yields, insurance, and reputation, as well as disease outbreaks or pandemics such as the COVID-19 pandemic, acts of war, terrorism, natural disasters, fires, earthquakes, flooding or other catastrophic occurrences. If for any reason our suppliers or vendors became unable or unwilling to continue to provide services to us, this would likely lead to a temporary interruption in our ability to import our products until we found another entity that could provide these services. Failure to find a suitable replacement, even on a temporary basis, would have a material adverse effect on our ability to meet our current production targets, make it difficult to grow and would have an adverse effect on our results of operations. For example, in the first quarter of 2023, we identified a product quality issue which was traced back to one supplier of coconut milk powder. This resulted in a product withdrawal for which we recognized $0.6 million of inventory obsolescence charges in the fourth quarter of 2022 and expect to incur less than $0.5 million of related costs in the first quarter of 2023.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events (such as the unrest in Sri Lanka in 2022 and in Peru in 2023). In the event that our supply from our current suppliers is interrupted, our operations may be interrupted resulting in lost revenue, added costs and distribution delays that could harm our business and customer relationships until we are able to identify and enter into an agreement with one or more alternative suppliers.

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

Mr. Hamilton and Ms. Reece may engage in outside business activities from time to time, including the XPT Extreme Performance Training brand, Laird Apparel and various endorsement opportunities. These activities may interfere with the respective time and attention Mr. Hamilton and Ms. Reece can devote to the Company’s business and affairs, which could have a material and adverse effect on the business. Also, we have entered only limited non-competition and non-solicitation agreements with Mr. Hamilton and Ms. Reece, which makes us vulnerable to competition from them. These conflicts of interest may result in the loss of business opportunities, which may materially and adversely affect our prospects, business advantage, financial condition and results of operations.

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

We are not the exclusive seller of our products into e-commerce channels, such as Amazon.com, and face competition in that channel from resellers of our products. Further, the terms of our agreements with these distributors allow us to plan for the future, maintain growth and strengthen our relationships with key customers. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

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

Our customer acquisition costs may increase, and our customer lifetime values may decrease, harming our margins and results.

Our business is dependent upon the success of our sales and customer acquisition and retention strategies, and our marketing efforts are focused on building our brand and acquiring new customers. As our business grows, our marketing dollars may become less effective as we run out of sources of free or low-cost traffic to our websites and are compelled to use less proprietary and more competitive sources of customer acquisition. In addition, customers acquired through more competitive channels may have lower retention rates compared to customers acquired through low-cost channels such as the social media presences of Mr. Hamilton and Ms. Reece, leading to lower customer lifetime values. To the extent our customer acquisition costs increase, or our lifetime customer values decrease, our margins and results of operations will be harmed.

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

Failure to maintain sufficient quality and capacity with third-party partners on terms that are beneficial for us may result in our inability to meet customer demand and/or may increase our operating costs.

We are reliant on co-manufacturers and third-party logistics partners for a significant portion of our business. A failure by these partners to comply with food safety, environmental, or other laws and regulations, or to produce products of the quality and taste-profile we expect, or with efficiency and at costs we expect, may also disrupt our supply of products. In addition, we may experience increased distribution and warehousing costs due to capacity constraints resulting from our growth. If we cannot maintain sufficient and satisfactory production, warehousing and distribution capacity through third-party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution and warehousing costs may increase, which could negatively affect our business.

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

In the normal course of business, we rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to the reporting of our results of operations. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, and suppliers depend on information technology, including social media platforms.

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

To date, we have experienced a break-in against one of our social media accounts which was quickly remediated, and a third-party that processes payments for our website experienced a data breach in which certain customer data (but not credit card numbers, Social Security numbers or similar sensitive personal information) may have been compromised, but We have not experienced a material breach of cyber security, either directly or indirectly. While we have implemented administrative and technical controls, maintained information security training programs, maintained external reviews, and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks, ransomware attacks, or other security breaches to our computer systems, which could have a material adverse effect on our business, financial condition or results of operations. Similarly, while we currently maintain insurance that is intended to cover security and information system incidents, the insurance may not cover all or any of the losses, types of claims, damages to our brand, or damages to our reputation due to the specific facts and circumstances surrounding the event, and such insurance may not remain available on advantageous terms or at all.

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

From time to time, we may consider opportunities to acquire other products or businesses that may expand the breadth of our markets or customer base. The success of future mergers and acquisitions will be dependent upon our ability to effectively integrate the acquired products and operations into our business. Integration can be complex, expensive and time-consuming. The failure to successfully integrate products or businesses in a timely and cost-effective manner could materially adversely affect our business, prospects, results of operations and financial condition. The diversion of our management’s attention and any difficulties encountered in any integration process could also have a material adverse effect on our ability to manage our business. Risks associated with strategic mergers and acquisitions include, but are not limited to, integrating manufacturing, distribution, sales, accounting, financial reporting and administrative support activities, securing information and technology systems, transferring customer data, and managing new business models, new categories, and new territories. In addition, the integration process could result in the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, or policies, any of which could adversely affect our ability to maintain the appeal of our brand and our relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits of such acquisitions and could harm our financial performance. We do not know if we will be able to identify acquisitions that we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or businesses. Additionally, an additional risk inherent in any acquisition is that we fail to realize a positive return on our investment.

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

Products that we sell carry claims as to their origin, ingredients or health benefits, including, by way of example, the use of the term “natural”, “functional”, or “healthy”, or similar synonyms or implied statements relating to such benefits. Although the FDA and the USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, United States government regulated definition of the term “natural” for use in the food industry, which is true for many other adjectives common in the better-for-you and functionally focused food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against several food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

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
•
our ability to maintain our listing on the NYSE American;
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

We may not be able to maintain a listing of our common stock on the NYSE American.

Our common stock is currently listed on the NYSE American. We must meet certain financial and liquidity criteria to maintain the listing of our common stock on the NYSE American. If we fail to meet any listing standards or if we violate any listing requirements, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the NYSE American may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

Economic and business factors could result in impairment of goodwill and intangible assets.

Current and future economic conditions, as well as the other risks noted in this Item 1A, may adversely impact our ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins. As discussed under “Critical Accounting Estimates” included elsewhere in this report, these events could materially reduce our profitability and cash flows which could, in turn, lead to impairment of our goodwill and intangible assets. Furthermore, significant negative industry or general economic, market or other trends, disruptions to our business and unexpected significant changes or planned changes in our use of goodwill and intangible assets. Any future impairment could have a material adverse effect on our business, financial condition, or results of operations.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fifth fiscal year after the date of Company’s final prospectus for its initial public offering of its common stock.

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
•
any action asserting a claim against us, or our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; and
•
any action asserting a claim against us, or our directors, officers or employees governed by the internal affairs doctrine.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

During the years ended December 2022 and 2021, we leased approximately 6,888 square feet of commercial space for manufacturing, distribution and related office use in one building, a second lease provided us approximately 13,600 square feet of further commercial space for manufacturing, distribution and related office use, and a third lease provided us with approximately 28,600 square feet for our customer fulfillment center. These leases were terminated on January 31, 2023, as we transitioned to a co-manufacturing business model.

We sublease our corporate headquarters at 5303 Spine Road, Suite 204, Boulder, Colorado, 80301. The term of the lease extends through December 31, 2023. We believe our leased space is adequate for our current needs and that suitable additional or substitute space would be available if needed.

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

Holders

As of March 14, 2023, there were [54] holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Overview

Laird Superfood is an emerging consumer products platform focused on manufacturing and marketing highly differentiated plant-based and functional foods. The core pillars of the Laird Superfood platform are currently Superfood Creamer coffee creamers, Functional and organic roasted and instant coffees, teas, and hot chocolate, Hydrate hydration products and beverage enhancing supplements, and Harvest snacks and other food items. Consumer preferences within the evolving food and beverage industry are shifting away from processed and sugar-laden food and beverage products, as well as those containing significant amounts of highly processed and artificial ingredients. Laird Superfood’s long-term goal is to build the first scale-level and widely recognized brand that authentically focuses on natural ingredients, nutritional density and functionality, allowing the Company to maximize penetration of a multi-billion-dollar opportunity in the grocery market.

Net sales decreased to $35.8 million for the year ended December 31, 2022, from $36.8 million for the year ended December 31, 2021. Consistent with our strategy for omni-channel growth, we delivered double digit growth in Retail and Amazon channels. This growth was offset by a challenging direct to consumer ("DTC") marketplace. We were, in part, able to offset these difficulties through increased promotions designed to encourage repeat purchases. Lower media spend resulted in significant reduction of new customer orders in the year. Additionally, e-commerce sales were impacted by price increases implemented at the end of the second quarter and cancellation of free shipping. Both are necessary measures to improve our profitability in these channels.

Our e-commerce business is two-pronged and consists of direct-to-consumer sales (lairdsuperfood.com and pickybars.com) and Amazon.com. For the years ended December 31, 2022 and 2021, the e-commerce business made up 62% of our net sales, respectively. Lairdsuperfood.com and Pickybars.com are platforms that provide an authentic brand experience for our customers that drives engagement and provides feedback for future product development. We view our proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. Content on our websites allows Laird Superfood to educate consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for over three-fourths of direct-to-consumer sales for the years ended December 31, 2022 and 2021.

For the years ended December 31, 2022 and 2021, wholesale made up 38% of our net sales, respectively. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, outdoor and drug stores. The diversity of our retail channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

Exit activities

The Company ceased in-house manufacturing and fulfillment activities at the end of 2022 and moved strategic raw material, packaging and finished goods inventory to co-manufacturer and third-party logistics partners, disposing of the remaining inventory, and terminating its leases of manufacturing facilities effective January 31, 2023, and eliminated substantially all production and fulfillment labor. Manufacturing equipment, furniture, tools, and internal-use production software are being sold or abandoned and were impaired accordingly in the fourth quarter of 2022. This move was undertaken to transform our supply chain to a variable cost model to strengthen our margins and drastically reduce our overhead costs. See Note 1 to the consolidated financial statements elsewhere in this Annual Report on Form 10-K.

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

On May 17, 2022, the Company’s Board of Directors appointed Anya Kochetova Hamill as the Company’s interim Chief Financial Officer, effective July 1, 2022 and subsequently as Chief Financial Officer effective November 4, 2022.
Ms. Hamill possesses more than 20 years of strategic finance experience in both public consumer packaged goods and private equity backed emerging companies in the natural foods and beverages space. Ms. Hamill joined the Company as Vice President, Financial Planning and Analysis in April 2022 from Little Secrets Chocolate, where she served as chief financial officer from September 2018. Previously, Ms. Hamill served as the senior director of finance, premium yogurt at Danone North America from May 2017 through March 2018, and as senior director of finance, plant-based beverage and food and various other finance positions at WhiteWave Foods from March 2003 through May 2017. Ms. Hamill holds an MBA with a finance concentration from Leeds School of Business at the University of Colorado and a Bachelor of Arts from Saint-Petersburg State University of Engineering and Economics.

Key Factors Affecting our Performance

We believe that our future performance will depend on many factors, including the following:

Ability to Grow Our Customer Base in both E-commerce and Traditional Wholesale Distribution Channels

We are currently seeking to grow our customer base through both paid and organic e-commerce channels, as well as by expanding our presence in a variety of physical retail distribution channels. E-commerce customer acquisitions typically occur at our direct websites, lairdsuperfood.com and pickybars.com, and Amazon.com. Our e-commerce customer acquisition program includes paid and unpaid social media, search, display and traditional media. Our products are also sold through a growing number of retail channels. Wholesale customers include grocery chains, natural food outlets, club stores, drug stores, and food service customers which include coffee shops, gyms, restaurants, hospitality venues and corporate dining services, among others. Customer acquisition in physical retail channels depends on, among other things, paid promotions through retailers, display and traditional media.

Ability to Manage Co-Manufacturer and Third-Party Logistics Relationships

All of our production and logistics will be handled by third-parties, and our performance will be highly dependent on the ability of these partners to produce and deliver our products timely and to our standards and at a reasonable cost.

Ability to Acquire and Retain Customers at a Reasonable Cost

We believe an ability to consistently acquire and retain customers at a reasonable cost relative to projected life-time value will be a key factor affecting future performance. To accomplish this goal, we intend to balance advertising spend between e-commerce and wholesale channels, as well as balancing more targeted and measurable “direct response” marketing spend with advertising focused on increasing our long-term brand recognition, where success attribution is less directly measurable on a near-term basis.

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

Ability to Expand Gross Margins

Our overall profitability will be impacted by our ability to expand gross margins through effective sourcing of raw materials, controlling input and shipping costs, controlling the impacts of inflationary market factors, as well as managing co-packer relationships.

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

Components of Results of Operations

Sales, net

We sell our products indirectly to consumers through a broad set of retail outlets. We also derive revenue from the sale of our products directly to consumers through our direct websites, as well as third-party e-commerce channels such as Amazon.com.

Cost of Goods Sold

Our cost of goods sold consists primarily of raw material costs, labor costs directly related to producing our products, including wages and benefits, shipping costs, lease expenses and other factory overhead costs related to various aspects of production, warehousing and shipping.

Operating Expenses

Our operating expenses consist of general and administrative, research and product development, and sales and marketing expenses, including non-production personnel costs.

Income Taxes

Due to our history of operating losses and expectation of future operating losses, we do not expect any significant income tax expenses and benefits for the foreseeable future.

Results of Operations

Comparison of the years ended December 31, 2022 (“FY2022”) and December 31, 2021 (“FY2021”)

The following table summarizes our results of operations:

	Year Ended December 31,		$	%
	2022	2021	Change	Change
Sales, net	$35,828,392	$36,810,953	$(982,561)	(3)%
Cost of goods sold	(30,641,125)	(27,379,082)	(3,262,043)	12%
Gross profit	5,187,267	9,431,871	(4,244,604)	(45.0)%
Gross margin	14.5%	25.6%
General and administrative	30,595,163	16,459,262	14,135,901	86%
Research and product development	427,537	1,030,127	(602,590)	(58)%
Sales and marketing	14,528,704	15,894,898	(1,366,194)	(9)%
Total expenses	45,551,404	33,384,287	12,167,117	36%
Operating loss	(40,364,137)	(23,952,416)	(16,411,721)	69%
Total other income (expense)	47,088	99,704	(52,616)	(53)%
Loss before income taxes	(40,317,049)	(23,852,712)	(16,464,337)	69%
Income tax expense	(20,269)	(17,834)	(2,435)	14%
Net loss	$(40,337,318)	$(23,870,546)	$(16,466,772)	69%

Sales, Net

	Year Ended December 31,		2022 v. 2021 Change
	2022	2021	$	%
Sales, net	$35,828,392	$36,810,953	$(982,561)	(3)%

Net sales decreased to $35.8 million FY2022, compared to $36.8 million in FY2021. The decline was primarily due to a 2% decline in our e-commerce channels, as growth in Amazon.com nearly offset softening of DTC revenue, as well as a 3% decline in wholesale sales driven primarily by lower club sales.

Cost of Goods Sold

	Year Ended December 31,		2022 v. 2021 Change
	2022	2021	$	%
Costs of goods sold	$(30,641,125)	$(27,379,082)	$(3,262,043)	12%

Cost of goods sold increased to $30.6 million in FY2022 from $27.4 million in FY2021, primarily due to $1.2 million in one-time exit and disposal costs related to the transition to a co-manufacturing model and $0.6 million of inventory obsolescence charges related to a product quality issue which was identified in the first quarter of 2023. The remaining increase of $1.5 million is primarily due to fixed costs deleverage on lower production volumes, inflationary pressures in costs of raw materials and packaging, inbound and outbound freight expenses offset in part by decrease in labor costs due to gained efficiencies and organizational rightsizing earlier in the year.

Gross Profit

	Year Ended December 31,		2022 v. 2021 Change
	2022	2021	$	%
Gross Profit	$5,187,267	$9,431,871	$(4,244,604)	(45)%

Gross profit decreased to $5.2 million in FY2022 from $9.4 million in FY2021. Gross margin was 14.5% in FY2022 compared to 25.6% in FY2021. We incurred $1.2 million in one-time exit and disposal costs related to the transition to a co-manufacturing model, as well as $0.6 million of inventory obsolescence charges related to a product quality issue which was identified in the first quarter of 2023 for which we expect to incur less than $0.5 million of additional costs in the first quarter of 2023. The remaining margin decrease of $2.4 million is driven by elevated promotional activity, and general inflationary pressures on raw materials, packaging and freight combined with fixed costs deleverage on lower production volumes this year as compared to prior year as we focused on optimizing inventory levels to improve working capital turns.

Operating Expenses

	Year Ended December 31,		2022 v. 2021 Change
	2022	2021	$	%
Operating Expenses
General and Administrative	$30,595,163	$16,459,262	$14,135,901	86%
Research and Product Development	427,537	1,030,127	(602,590)	(58)%
Sales and Marketing	14,528,704	15,894,898	(1,366,194)	(9)%
Total Operating Expenses	$45,551,404	$33,384,287	$12,167,117	36%

General and administrative expense increased to $30.6 million in FY2022 from $16.5 million in FY2021, primarily due to impairment of goodwill and long-lived acquisition intangible assets of $9.6 million, as well as exit and disposal costs including impairment charges of factory equipment, furniture, and production software of $3.2 million, losses on the termination of the Company's leases of manufacturing facilities in the amount of $3.6 million, severances and retention bonuses of $0.5 million, and other associated costs of $0.1 million. See Notes 7 and 8, respectively, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the aforementioned impairments. The remaining $2.9 million decrease is driven primarily by reduced personnel costs including stock-based compensation.

Research and product development expense decreased to $0.4 million in FY2022 from $1.0 million in FY2021, as we continue to focus on strengthening the performance of current product offerings in 2022 rather than the rapid product development strategy in 2021 and prior.

Sales and marketing expense decreased to $14.5 million in FY2022 from $15.9 million in FY2021, primarily due to strategic reductions in advertising expense and marketing fees.

Other Income

	Year Ended December 31,		2022 v. 2021 Change
	2022	2021	$	%
Other income	$47,088	$99,704	$(52,616)	(53)%

Other income is composed of interest income and expense, rental income, income and losses related to investment securities available-for-sale, and other non-operating gains and losses.

Liquidity and Capital Resources

As of December 31, 2022, we had incurred accumulated net losses of $96.1 million, including operating losses of $40.4 million and $24.0 million for FY2022 and FY2021, respectively. We expect to incur additional operating losses as we continue efforts to grow our business, however we have taken several strategic steps in 2022 to optimize spending and improve gross margins. These steps include transitioning out of in-house manufacturing to a fully co-manufactured model, closing manufacturing facilities and offices in Sisters, Oregon, several rounds of organizational restructuring reducing our workforce, reducing marketing and administrative investment through eliminating non-essential spend. We will continue to seek to optimize spending and gross margins. We have historically financed our operations and capital expenditures through private placements of our preferred stock and common stock, our initial public offering, as well as lines of credit and term loans.

Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.

As of December 31, 2022, we had $17.8 million of cash-on-hand and investments and $5.0 million of available borrowings under our lines of credit. As of December 31, 2021, we had $31.7 million of cash-on-hand and investments and $12.7 million of available borrowings under our lines of credit. As of December 31, 2022 and 2021, we had no outstanding notes payable and no amounts were outstanding under our lines of credit.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our product platforms, the introduction of new products and acquisition activity. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•
Cash outflows for capital expenditures were $1.2 million in 2022 and $1.6 million in 2021. These investments were made to support the increase in our manufacturing and production capacity needs. Given the transition to the co-manufacturing model, we do not expect significant capital additions in 2023.
•
As of December 31, 2022, $7.5 million of current liabilities were accrued related to short term operating activities.
•
Advertising and marketing expenditures were $10.7 million in 2022 and $12.1 million in 2021. We expect to continue to invest in these activities as part of the strategic expansion of sales volume, however, we have made strategic shifts to reduce spending and to improve the efficacy of future customer acquisition costs.
•
We have drastically reduced our future rental obligations with the shutdown of the Sisters, Oregon facilities. In January 2023, we remitted the remaining $1.0 million of the early termination penalty to the former landlord.
•
In 2023, we sold $0.8 million of property, plant, and equipment held for sale as of December 31, 2022 to our co-manufacturing partner. We will collect payment for this equipment in the form of credits on tolling charges between the period December 9, 2022 and December 9, 2023, after which the remainder, if any, will be collected in cash no later than February 9, 2024.

We expect to continue to incur operating losses for the foreseeable future and may require additional capital resources to continue to grow our business. We believe our cash, cash equivalents and marketable securities, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months from the filing of this Annual Report on Form 10-K based on our current business plans.

Comparison of the years ended December 31, 2022 ("FY2022") and December 31, 2021 ("FY2021")

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
Cash flows from operating activities	$(14,312,439)	$(22,096,835)
Cash flows from investing activities	8,970,740	(12,638,258)
Cash flows from financing activities	102,267	576,247
Net change in cash	$(5,239,432)	$(34,158,846)

Cash Flows used in Operating Activities

Cash used in operating activities was $14.3 million for FY2022 as compared to $22.1 million used in FY2021, both of which are primarily the result of the operating losses for the periods as well as decreasing inventory levels.

Cash Flows used in Investing Activities

Cash provided by investing activities was $9.0 million in FY2022 as compared to $12.6 million used in FY2021. The cash inflow in 2022 is primarily related to the sales of equipment and available-for-sale securities. The cash outflow in 2021 was primarily related to the acquisition of Picky Bars in FY2021.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.1 million in FY2022 compared to $0.6 million in FY2021. Cash provided for FY2022 primarily related to stock option exercises.

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

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to recognize revenue. As noted above, estimates are made based on historical experience and other factors. Typically, programs that are offered have a short duration and, historically, the difference between actual experience compared to estimated redemption and performance has not been significant to the quarterly or annual consolidated financial statements. However, if the level of redemption rates or performance were to vary significantly from estimates, we may be exposed to gains or losses that could be material. We have not made any material changes in the accounting methodology used to recognize revenue during the past three fiscal years.

Business Combinations

We account for acquired businesses using the acquisition method of accounting, which requires that once control of a business is obtained, 100% of the assets acquired and liabilities assumed, including amounts attributed to non-controlling interests, be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

We use various models to determine the value of assets acquired and liabilities assumed such as net realizable value to value inventory, cost method and market approach to value property, and multi-period excess earnings to value intangible assets and discounted cash flow to value goodwill.

For significant acquisitions, we may use independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed.

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

While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, which could result in subsequent impairments. During the year ended December 31, 2021, we had a material business combination with Picky Bars. See Note 16 to our audited consolidated financial statements included elsewhere in this Form 10-K for more information.

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

Long-lived assets and definite life intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use the asset, a change in its physical condition, or an unexpected change in financial performance. When evaluating long-lived assets and definite life intangible assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. For assets held for sale, we compare the carrying value of the disposal group to fair value. The impairment is the excess of the carrying value over the fair value of the asset.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Laird Superfood, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Laird Superfood, Inc (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, on January 1, 2022, the Company adopted new accounting guidance Accounting Standards Codification Topic 842, Leases. Our Opinion is not modified with respect to this matter.

/s/ Moss Adams LLP

Portland, Oregon

March 16, 2023

We have served as the Company’s auditor since 2018.

LAIRD SUPERFOOD, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2022	December 31, 2021
Assets
Current assets
Cash, cash equivalents, and restricted cash	$17,809,802	$23,049,234
Accounts receivable, net	1,494,469	1,268,718
Investment securities available-for-sale	—	8,635,077
Inventory, net	5,696,565	10,221,343
Prepaid expenses and other current assets, net	2,530,075	4,507,462
Total current assets	27,530,911	47,681,834
Noncurrent assets
Property and equipment, net	150,289	4,512,935
Fixed assets held-for-sale	800,000	—
Intangible assets, net	1,424,218	4,838,854
Goodwill	—	6,486,000
Right-of-use asset	133,922	2,327,752
Total noncurrent assets	2,508,429	18,165,541
Total assets	$30,039,340	$65,847,375
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,080,267	$888,768
Accrued expenses	6,312,140	2,897,253
Lease liability, current portion	59,845	—
Total current liabilities	7,452,252	3,786,021
Long-term liabilities
Deferred tax liability, net	—	7,534
Lease liability	76,076	—
Total long-term liabilities	76,076	7,534
Total liabilities	7,528,328	3,793,555
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 9,576,117 and 9,210,414 issued and outstanding at December 31, 2022, respectively; 9,460,243 and 9,094,539 issued and outstanding at December 31, 2021, respectively	9,210	9,095
Additional paid-in capital	118,636,834	117,903,455
Accumulated other comprehensive loss	—	(61,016)
Accumulated deficit	(96,135,032)	(55,797,714)
Total stockholders’ equity	22,511,012	62,053,820
Total liabilities and stockholders’ equity	$30,039,340	$65,847,375

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Sales, net	$35,828,392	$36,810,953
Cost of goods sold	(30,641,125)	(27,379,082)
Gross profit	5,187,267	9,431,871
General and administrative
Salaries, wages and benefits	6,414,481	8,392,326
Impairment of goodwill and long-lived assets	12,814,441	8,317
Loss on lease termination	3,596,365	—
Other expense	7,769,876	8,058,619
Total general and administrative expenses	30,595,163	16,459,262
Research and product development	427,537	1,030,127
Sales and marketing
Advertising	6,914,706	7,570,879
General marketing	3,797,761	4,491,446
Other expense	3,816,237	3,832,573
Total sales and marketing expenses	14,528,704	15,894,898
Total expenses	45,551,404	33,384,287
Operating loss	(40,364,137)	(23,952,416)
Other income	47,088	99,704
Loss before income taxes	(40,317,049)	(23,852,712)
Income tax expense	(20,269)	(17,834)
Net loss	$(40,337,318)	$(23,870,546)
Net loss per share:
Basic	$(4.41)	$(2.66)
Diluted	$(4.41)	$(2.66)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,146,008	8,983,294

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021
Net loss	$(40,337,318)	$(23,870,546)
Other comprehensive loss, net of tax (1)	—	(75,223)
Amounts reclassified from accumulated other comprehensive loss	61,016	—
Total other comprehensive income (loss)	61,016	(75,223)
Comprehensive loss	$(40,276,302)	$(23,945,769)

(1)
The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. See Note 10 for the estimated tax benefit deferred.

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances, January 1, 2021	8,892,886	$8,893	$111,452,346	$14,207	$(31,927,168)	$79,548,278
Stock-based compensation	—	—	4,040,207	—	—	4,040,207
Less: Withholding tax payments for share-based compensation	—	—	(188,793)	—	—	(188,793)
Stock option exercises	100,211	100	810,602	—	—	810,702
Common stock issuance costs	—	—	(82,043)	—	—	(82,043)
Restricted stock units issued	43,910	45	(30,408)	—	—	(30,363)
Common stock issued for business acquisition costs	53,134	53	1,834,804	—	—	1,834,857
Employee stock purchase plan shares issued	4,398	4	66,740	—	—	66,744
Other comprehensive loss, net of tax	—	—	—	(75,223)	—	(75,223)
Net loss	—	—	—	—	(23,870,546)	(23,870,546)
Balances, December 31, 2021	9,094,539	9,095	117,903,455	(61,016)	(55,797,714)	62,053,820
Stock-based compensation	—	—	631,227	—	—	631,227
Stock option exercises, net of taxes	45,303	45	64,203	—	—	64,248
Restricted stock units issued, net of taxes	54,517	54	(27,802)	—	—	(27,748)
Employee stock purchase plan shares issued	16,055	16	37,196	—	—	37,212
Recovery of short-swing profits	—	—	28,555	—	—	28,555
Amounts reclassified from accumulated other comprehensive loss	—	—	—	61,016	—	61,016
Net loss	—	—	—	—	(40,337,318)	(40,337,318)
Balances, December 31, 2022	9,210,414	$9,210	$118,636,834	$—	$(96,135,032)	$22,511,012

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(40,337,318)	(23,870,546)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,118,071	981,598
Gain on sale of assets held-for-sale	(577,058)	—
Stock-based compensation	631,227	4,040,207
Provision for inventory obsolescence	2,795,174	423,345
Impairment of goodwill and other long-lived assets	12,814,441	—
Loss on lease termination	3,596,365	—
Noncash lease costs	1,065,591	—
Other	247,350	137,451
Changes in operating assets and liabilities:
Accounts receivable	(303,187)	(383,998)
Inventory	1,729,604	(3,622,784)
Prepaid expenses and other current assets	1,604,880	(1,008,978)
Operating lease liability	(742,111)	368,894
Accounts payable	191,499	(474,519)
Accrued expenses	1,853,033	1,312,495
Net cash from operating activities	(14,312,439)	(22,096,835)
Cash flows from investing activities
Purchase of property, plant, and equipment	(1,154,219)	(1,555,191)
Deposits on equipment to be acquired	—	(489,325)
Proceeds on sale of property, plant, and equipment	17,677	12,700
Purchase of software	(2,713)	(156,855)
Acquisition of a business, net of cash acquired (note 16)	—	(10,449,587)
Proceeds from sale of assets held-for-sale	1,596,212	—
Proceeds from sale of investment securities available-for-sale	8,513,783	—
Net cash from investing activities	8,970,740	(12,638,258)
Cash flows from financing activities
Common stock issuances, net of taxes	9,464	(152,414)
Common stock issuance costs	—	(82,043)
Recovery of short-swing profits	28,555	—
Stock options exercised, net of taxes	64,248	810,704
Net cash from financing activities	102,267	576,247
Net change in cash and cash equivalents	(5,239,432)	(34,158,846)
Cash and cash equivalents beginning of year	23,049,234	57,208,080
Cash and cash equivalents end of year	$17,809,802	$23,049,234
Supplemental disclosures of cash flow information
Cash paid for interest	$8,338	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$5,285,330	$—
Supplemental disclosures of non-cash information
Unrealized loss on available-for-sale securities	$—	$(22,049)
Common stock issued in connection with the acquisition of a business (note 2)	$—	$1,834,857
Sale of assets held-for-sale included in accrued expenses at the beginning of the period	$(28,240)	$—
Amounts reclassified from accumulated other comprehensive loss	$61,016	$—
Amounts reclassified from property, plant, and equipment to fixed assets held-for-sale	$1,847,394	$—
Amounts reclassified from property, plant, and equipment to intangible assets	$153,691	$—
Purchases of equipment included in deposits at the beginning of the period	$372,507	$—

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC

Notes to Consolidated Financial Statements

1.
Nature of Operations and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Laird Superfood, Inc., a Delaware corporation, and its wholly owned subsidiary, Picky Bars, LLC, (collectively, the “Company” or “Laird Superfood” or “we” or "our").

Nature of Operations

Laird Superfood is an emerging consumer products platform focused on manufacturing and marketing highly differentiated, plant-based and functional foods. The core pillars of the Laird Superfood platform are currently Superfood Creamer coffee creamers, Hydrate hydration products and beverage enhancing supplements, harvest snacks and other food items, and functional roasted and instant coffees, teas and hot chocolate. The Company was founded in 2015.

Basis of Accounting

The consolidated financial statements include the accounts of the Company. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the years ended December 31, 2022 and 2021.

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

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$17,710,277	$22,932,663
Restricted cash	99,525	116,571
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$17,809,802	$23,049,234

Amounts in restricted cash represent those that are required to be set aside by contractual agreement. On December 3, 2020, the Company entered into an agreement with DMV, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. During the years ended December 31, 2022 and 2021, we contributed $17,046 and $117,613, respectively, to these projects. The restriction will be released upon the completion of the projects.

Cash equivalents in the amount of $6.3 million as of December 31, 2022 were pledged to secure our revolving line of credit. See Note 5 for additional information.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents. At times, cash and cash equivalents balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company’s investment account (recognized as cash and cash equivalents) is with what the Company believes to be a high-quality issuer. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits as of December 31, 2022 and 2021 approximated $2,558,997 and $10,835,360, respectively.

Accounts Receivable

Accounts receivable consist principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, management determined allowances for doubtful accounts were required in the amounts of $77,436 and $0 as of December 31, 2022 and 2021, respectively.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of raw materials and packaging and finished goods. Inventory was comprised of the following:

	December 31, 2022	December 31, 2021
Inventory
Raw materials and packaging	$4,272,489	$4,771,671
Finished goods	2,969,109	5,449,672
Total inventory	7,241,598	10,221,343
Inventory reserves
Raw materials and packaging	(507,685)	—
Finished goods	(1,037,348)	—
Total inventory reserves	(1,545,033)	—
Total inventory, net	$5,696,565	$10,221,343

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the years ended December 31, 2022 and 2021, the Company recorded $2,795,174 and $423,345, respectively, of costs related to the disposal of and reserve for obsolete inventory included in costs of goods sold. The increase in inventory obsolescence at the end of 2022 is the result of the exit and disposal activities discussed later in this Note 1 to our Annual Report on Form 10-K, and a product withdrawal occurring in the first quarter of 2023.

As of December 31, 2022 and 2021, the Company had a total of $897,108 and $1,009,954, respectively, of prepayments for future raw materials inventory, which is included in prepaid expenses on the consolidated balance sheets.

Property and Equipment

Property and equipment are valued at cost, net of accumulated depreciation. Expenditures for maintenance and repairs that do not extend the useful life or increase the value of the assets are charged to expense in the period incurred. Additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for depreciation purposes for furniture and factory equipment range from 3 to 10 years. The useful life for leasehold improvements is the lesser of the lease term or the useful life. Construction in progress is not depreciated until such a time that the assets are completed and placed into service. For the years ended December 31, 2022 and 2021, depreciation expense was $669,611 and $596,505, respectively.

Fixed Assets Held-for-Sale

Long-lived assets identified by the Company for sale, which have met all criteria to be classified as held for sale, are disclosed separately on the balance sheet. Fixed assets held for sale are measured at the lower of the assets carrying amount or fair value less costs to sell, and depreciation is no longer recorded. See Note 7 for more information.

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

Cost of Goods Sold

Cost of goods sold includes material, labor, and overhead costs incurred in the storage and distribution of products sold in the period. Material costs include the cost of products purchased. Labor and overhead costs consist of indirect product costs, including wages and benefits for manufacturing, planning, fulfillment, and logistics personnel, depreciation, facility costs and inbound and outbound freight.

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $6,525,439 and $6,158,594 for the years ended December 31, 2022 and 2021, respectively. Income generated from shipping costs billed through to customers was included in Sales, net in the consolidated statements of operations. Shipping income totaled $1,099,358 and $457,879 for the years ended December 31, 2022 and 2021, respectively.

Research and Product Development

Amounts spent on research and development activities are expensed as incurred as research and product development expense on the consolidated statements of operations. Research and product development expense was $427,537 and $1,030,127 for the years ended December 31, 2022 and 2021, respectively.

Advertising

Advertising costs are expensed when incurred. Advertising expenses for the years ended December 31, 2022 and 2021 was $6,914,706 and $7,570,879, respectively.

Marketing

Marketing costs are expensed when incurred. Marketing expenses for the years ended December 31, 2022 and 2021 was $3,797,761 and $4,491,446, respectively.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the consolidated financial statements and consist of income taxes currently due and deferred tax assets and liabilities. The Company may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), stock-based compensation, deferred rent, and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, the Company recorded a deferred tax valuation allowance of $23,928,265 and $13,124,828 as of December 31, 2022 and December 31, 2021, respectively.

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

License Agreement—Indefinite Lived Intangible Asset

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the balance sheets as of December 31, 2022 and 2021, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 14 for more information on the Company’s related party transaction with Mr. Hamilton.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness and biographical information commencing on July 1, 2015. This contribution, which is reported on the consolidated balance sheets as of December 31, 2022 and 2021, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company. Please see Note 14 for more information on the Company’s related party transaction with Ms. Reece.

On November 19, 2018, the Company executed a License and Preservation Agreement with Mr. Hamilton and Ms. Reece which superseded the predecessor license agreements with both individuals. The agreement added specific terms related to non-competition and allowable usage of the property under the license. No additional consideration was exchanged in connection with the agreement and the life of the agreement was set at 100 years.

On May 26, 2020, the Company executed a License and Preservation Agreement with Mr. Hamilton, and Ms. Reece (the “2020 License”), which superseded the predecessor license and preservation agreement with both individuals. Among other modifications, the agreement (i) modified certain approval rights of Mr. Hamilton and Ms. Reece for use of their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing in the Company’s products, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred year term. No additional consideration was exchanged in connection with the agreement. As indefinite-lived intangible assets, the Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the licensing agreements were less than the carrying amounts. Upon considering these factors, the Company determined it was more likely than not that the fair values of the 2020 License were not less than the carrying amounts; therefore, the Company recognized no impairment for the years ended December 31, 2022 and 2021.

Definite Lived Intangible Assets, net

Definite lived intangible assets consist of software and intangible assets arising from business combinations. Amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for amortization purposes range between 3 and 10 years. Amortization expense is allocated to general and administrative expense. For the years ended December 31, 2022 and 2021, amortization expense was $448,460 and $385,093, respectively.

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets acquired and liabilities assumed in conjunction with a business combination. Goodwill is reviewed for impairment annually as of December 31, or whenever events occur, or circumstances change that indicate goodwill may be impaired. In testing goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not (more than 50%) that the fair value of goodwill is less than its carrying amount. When performing a qualitative assessment, the Company evaluates factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of goodwill is less than its carrying amount, or if the Company chooses not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the fair value, not to exceed the total amount of goodwill.

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years or older. The 401(k) plan was initiated on July 1, 2018. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. For the years ended December 31, 2022 and 2021, the Company did not match employee contributions.

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

Exit and Disposal Costs

The Company follows the guidance in ASC Topic 420, Exit or Disposal Cost Obligations, to record exit and disposal related costs in the amount of $8.7 million associated with the closure of the Sisters, Oregon manufacturing sites and subsequent transition to a co-manufacturing model for all production and fulfillment. ASC Topic 420 requires the recognition of costs associated with exit or disposal activities when they are incurred, generally the cease-use date. Exit and disposal activities are summarized below:

•
We entered into a lease termination agreement on December 12, 2022. All production activities taking place in the related properties ceased in December 2022. Pursuant to this agreement, our lease was fully terminated as of January 31, 2023, and we owe a total of $1.6 million in early lease termination costs of which $0.5 million was remitted in December 2022 and $1.1 million was satisfied in January 2023. We recognized lease termination costs, including the elimination of right of use assets net of lease liabilities, and early lease termination penalties, of $3.6 million which are included in General and Administrative Expenses for the year ended December 31, 2022.
•
We signed an asset purchase agreement with our new co-manufacturer for the sale of the majority of our production equipment for a purchase price of $0.8 million and an agreement to sell certain leasehold improvements for $0.1 million. Certain equipment, furniture, and leasehold improvements are going to be abandoned upon exit of the lease. The net book value of this property exceeds the recoverability of the assets. As such, we recorded impairment charges of property, plant, and equipment and internal-use production software of $3.1 million and $0.1 million, respectively, which are included in General and Administrative Expenses for the year ended December 31, 2022. Assets held-for-sale as of December 31, 2022 were sold and delivered in January 2023.
•
We incurred one-time termination benefits consisting of severances primarily for operations, production, and fulfillment personnel, of $0.6 million, which are included in General and Administrative Expenses for the year ended December 31, 2022. These were paid by January 2023.
•
We moved the majority of our raw materials inventory to our co-manufacturer and the majority of our finished goods inventory to our third-party logistics partners. Because we no longer have storage space in our warehouses, we determined that it was not cost-effective to pay for freight and storage fees to move and house certain inventories at our third-party partners' facilities. As a result, we disposed of, or reserved for disposal, certain inventories remaining at the Sisters, Oregon facilities which were not shipped to our third-party partners' facilities, in the amount of $1.1 million, which are included in Costs of Goods Sold for the year ended December 31, 2022. All such inventory remaining on-hand as of December 31, 2022 was disposed of in January 2023.
•
We incurred other costs for moving of inventory, IT setup and integration costs, repayment of property tax abatements, and other costs totaling $0.2 million, which are included in General and Administrative Expenses for the year ended December 31, 2022. We recognize these costs as incurred or when they become realizable as liabilities. We expect to incur further costs in the first quarter of 2023 as we complete this transition.

Loss Contingencies

We may be subject to contingencies arising in the ordinary course of business, such as product liability and other product-related litigation, commercial litigation, environmental claims and proceedings, government investigations and guarantees and indemnifications. In assessing contingencies related to legal and environmental proceedings that are pending against the Company, or unasserted claims that are probable of being asserted, we record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, we accrue that amount. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, we accrue the lowest amount in the range. We record anticipated recoveries under existing insurance contracts when recovery is assured.

As of December 31, 2022, we accrued $0.1 million of loss contingencies related to an ongoing class action lawsuit related to product labeling as a result of our failure to prevail on a motion to dismiss the matter. Contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. This contingency could result in increased expenses and/or losses, including damages, fines and/or civil penalties, and/or plaintiff legal fees, which could be substantial. We believe that our claims and defenses in this matter are substantial, but litigation is inherently unpredictable and excessive verdicts do occur. We do not believe that these matters will have a material adverse effect on our financial position. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of matters, which could have a material adverse effect on our results of operations and/or our cash flows in the period in which the amounts are accrued or paid. Our assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments,” as modified by subsequently issued ASUs 2018-19 (issued November 2018), 2019-04 (issued April 2019), 2019-05 (issued May 2019), 2019-11 (issued November 2019), 2020-02 (issued February 2020) and 2020-03 (issued March 2020). Topic 326 modifies the measurement and recognition of credit losses for most financial assets and certain other instruments, requiring the use of forward-looking expected credit loss models based on historical experience, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. It also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard requires a modified retrospective approach with a cumulative effect adjustment to retained earnings. ASU 2016-13 is effective for the Company’s annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 is not expected to have a material impact on our consolidated financial statements.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current year presentation. As a result, certain line items have been amended in the balance sheets, statements of operations, statements of cash flow, and the related notes to the consolidated financial statements with no impact to overall net loss.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the consolidated financial statements are available to be issued. The Company has evaluated events and transactions subsequent to December 31, 2022 for potential recognition of disclosure in the consolidated financial statements.

The Company entered into a sublease agreement with Somatic Experiencing Trauma Institute with a commencement date of January 1, 2023, for a 5,257 square foot office space in Boulder, Colorado which serves as the Company's new headquarters. This lease will expire on July 1, 2027. The Company will owe $99,883 in the first twelve months which will increase by 3% on the first day of each succeeding year.

2.
Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets:

	December 31, 2022	December 31, 2021
Prepaid insurance	$761,147	$1,586,768
Prepaid inventory	897,108	1,009,954
Prepaid subscriptions and license fees	292,622	455,781
Prepaid, other	132,320	240,657
Prepaid advertising	166,872	253,750
Deposits	134,896	679,919
Other current assets	145,110	459,633
Total prepaid and other assets	2,530,075	4,686,462
Reserve for prepaid inventory	—	(179,000)
Prepaid and other assets, net	$2,530,075	$4,507,462

3.
Investment securities

Investment securities consisted of the following:

December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Federal agency bonds — mortgage-backed	$8,696,093	$—	$(61,016)	$8,635,077
Total debt securities available-for-sale	$8,696,093	$—	$(61,016)	$8,635,077

The amortized cost and estimated fair value of investment securities by contractual maturity, are shown below:

	Available-for-sale
December 31, 2021	Amortized cost	Estimated fair value
Due after one year through five years	$8,696,093	$8,635,077
Total investment securities available-for-sale	$8,696,093	$8,635,077

Investment securities with an estimated fair value of $8,635,077 as of December 31, 2021 were pledged to secure our revolving line of credit. See Note 5 for additional information.

The Company recorded sales of available-for-sale debt securities during the year ended December 31, 2022 of $8,513,783, and recognized a related loss on the sale of $182,310 in the first quarter of 2022. The Company recorded no sales or maturities of available-for-sale securities during the year ended December 31, 2021.

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

5.
Revolving Lines of Credit

On September 2, 2021, the Company entered into a revolving line of credit with Wells Fargo Bank National Association in a principal amount not exceeding $9,500,000. The line of credit was renewed on September 1, 2022, with a maturity date of August 31, 2023 and the available credit was reduced to $5,000,000. The outstanding amounts under the line of credit have an interest rate calculated as Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.5% per annum until paid in full. The balance on the line of credit was $0 as of December 31, 2022 and 2021. Management was in compliance with all financial covenants as of December 31, 2022 and 2021.

On February 5, 2019, the Company entered into a revolving line of credit with First Interstate Bank (“FIB”) in a principal amount not exceeding $5,000,000. The outstanding amounts under the line of credit had an interest rate calculated as LIBOR plus 2.0% per annum until paid in full. The loan agreement was renewed by the Company on March 1, 2021 and was closed on September 23, 2021.

On August 10, 2017, the Company entered into a revolving line of credit with East Asset Management, LLC (“East”) in a principal amount not exceeding the lesser of the borrowing base or $3,000,000. The outstanding amounts under the line of credit had a fixed interest rate of 15% per annum until paid in full and the line of credit has a maturity date of August 10, 2022. The balance on the line of credit was $0 as of December 31, 2022 and 2021. The loan agreement was closed on May 19, 2022.

A secondary line of credit with East in an amount up to $200,000 is available to the Company, which is not subject to the requirements of the borrowing base. The secondary line was available with the same draw and payback conditions as the primary line. The balance on the line of credit was $0 as of both December 31, 2022 and December 31, 2021. The loan agreement was closed on May 19, 2022.

East was also granted a right of first refusal on any future equity offerings by the Company to purchase up to 20% of equity in any such offerings at a 20% price per share discount, subject to certain exclusions. These rights terminated concurrently with the closure of the associated loan agreements on May 19, 2022.

6.
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

7.
Property and Equipment, Net

Property and equipment, net is comprised of the following:

	December 31, 2022	December 31, 2021
Factory equipment	$66,276	$3,278,035
Land	—	947,394
Furniture and office equipment	318,795	592,316
Leasehold improvements	34,946	993,581
Construction in progress	—	148,984
	420,017	5,960,310
Accumulated depreciation	(269,728)	(1,447,375)
Property and equipment, net	$150,289	$4,512,935

Depreciation expense was $669,611 and $596,505 for the year ended December 31, 2022 and 2021, respectively.

Assets Classified as Held-for-Sale

In the first quarter of 2022, the Company entered into a vacant land real estate sale agreement for the sale of excess unused lots in Sisters, Oregon for a sales price of $1,572,512. The Company sold the land in the second quarter of 2022 resulting in a gain of $573,818 included in general and administrative expenses.

In the second quarter of 2022, the Company entered into a purchase order agreement for the sale of the intermittent motion form (“IMF”) production line for a sales price of $100,000. The book value exceeded the fair market value and, as such, the Company recorded an impairment charge of $100,426 in the second quarter of 2022. The Company sold these assets in the third quarter of 2022 for $103,240, recording a gain of $3,240 included in general and administrative expenses.

In the fourth quarter of 2022, the Company entered into purchase agreements for the sale of the production equipment for a sales price of $800,000. The book value exceeded the fair market value and, as such, the Company recorded impairment charges of $3,105,435, included in general and administrative expenses.

8.
Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets acquired and liabilities assumed in connection with the acquisition of Picky Bars. The carrying amount of goodwill attributed to the acquisition of Picky Bars was $0 and $6,486,000 as of December 31, 2022 and December 31, 2021, respectively.

In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions and their impact on the Company, as well as the current market capitalization.

In the last month of the first quarter of 2022, management determined the sustained decline in stock price, coupled with changes in market conditions, was a triggering event. The Company performed a qualitative and quantitative analysis on the Company's goodwill for impairment, concluding that the fair value of goodwill as calculated using a discounted cash flow model exceeds the carrying value, indicating that goodwill was impaired. As such, the Company recorded a goodwill impairment of $6,486,000 for the year ended December 31, 2022.

Intangible Assets, Net

Intangible Assets, net is comprised of the following:

	December 31, 2022	December 31, 2021
Trade names (10 years)	$890,827	$2,530,000
Customer relationships (10 years)	—	1,990,000
Recipes (10 years)	330,000	330,000
Social media agreements (3 years)	80,000	80,000
Software (3-15 years)	131,710	188,662
Amortizable intangible assets	1,432,537	5,118,662
Accumulated amortization	(140,419)	(411,908)
Amortizable intangible assets, net	1,292,118	4,706,754
Licensing agreements (indefinite)	132,100	132,100
Total Intangible assets, net	$1,424,218	$4,838,854

The weighted-average useful life of all the Company’s intangible assets is 7.7 years.

For the years ended December 31, 2022 and 2021, amortization expense was $448,460 and $385,093, respectively.

Definite life intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use the asset, or an unexpected change in financial performance. When evaluating definite life intangible assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. The Company considered the above factors when assessing whether the Company’s long-lived assets will be recoverable.

Based on the analysis of the qualitative factors above, management determined that with changes in market conditions and recent developments in the forecasts for e-commerce and retail sales of legacy Picky Bars products were triggering events.

The Company performed a qualitative and quantitative analysis on the Company's estimates of the fair values of acquired customer relationships utilizing the Multiperiod Excess Earnings Method variation of discounted cash-flow model, which exceeded the carrying value, indicating that these assets are impaired. In the twelve months ended December 31, 2022, the Company recorded impairment charges of $1,776,006, net of accumulated amortization.

The Company performed a qualitative and quantitative analysis on the Company's estimates of the fair values of acquired trade names utilizing the Relief From Royalty Method variation discounted cash-flow model, which exceeded the carrying value, indicating that these assets are impaired. In the twelve months ended December 31, 2022, the Company recorded impairment charges of $1,243,000, net of accumulated amortization.

In addition, the Company recorded impairment charges of $103,574 on internal use production software, for which the Company realized no operational benefits following the final in-house production run in December 2022 upon the transition to a co-manufacturing business model.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to fifteen years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2023	$206,886
2024	189,108
2025	149,994
2026	139,899
2027	139,899
Thereafter	466,332
$1,292,118

9.
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

The Company executed a lease cancellation agreement dated December 12, 2022. Under this agreement, the Company's three leases were terminated effective January 31, 2023, and agrees to pay $1,550,000, of which $500,000 was remitted in 2022 and $1,050,000 was satisfied in the first quarter of 2023. The Company ceased to realize any operational benefit from the leases as of December 31, 2022, and recorded losses on lease termination consisting of the write off of the related right of use assets, net of lease liabilities, as well as the lease termination fee, for a total of $3,596,365, which were included in General and administrative expenses for the year ended December 31, 2022.

The Company assumed an operating lease in the acquisition of Picky Bars, LLC on May 3, 2021. The Company pays monthly rent of $4,609, which escalates by 3% in months 15, 27, 39, and 51. The initial lease term is 62 months, and the Company has the option to renew the lease for two additional three-year periods.

The components of lease expense were as follows:

Year Ended December 31, 2022
Operating leases
Operating lease cost	$1,068,425
Variable lease cost	135,909
Operating lease expense	1,204,334
Short-term lease rent expense	261,888
Total rent expense	$1,466,222

Year Ended December 31, 2022
Operating cash flows - operating leases	$742,111
Right-of-use assets obtained in exchange for operating lease liabilities	$5,285,330

December 31, 2022
Weighted-average remaining lease term – operating leases (in years)	2.3
Weighted-average discount rate – operating leases	3.75%

As of December 31, 2022, future minimum payments during the next five years and thereafter are as follows:

2023	$59,845
2024	61,640
2025	20,748
Thereafter	—
Total	142,233
Less imputed interest	(6,312)
Operating lease liabilities	$135,921

Lessor

The Company executed a sublease agreement of the Picky Bars, LLC operating lease on March 1, 2022. The lease commenced on April 1, 2022. The sublessee pays monthly rent of $4,889 beginning August 1, 2022, to escalate after 12 months by 3%. The initial lease term expires on April 30, 2025. The lease meets all of the criteria of an operating lease and is accordingly recognized straight line over the lease term with a related sublease rental asset accounting for abatements and initial direct costs. The Company had $18,846 and $0 of sublease rental assets as of December 31, 2022 and December 31, 2021, respectively, included in prepaid and other current assets on the consolidated balance sheets.

The components of rental income were as follows:

Year Ended December 31, 2022
Operating leases
Operating lease income	$42,164
Variable lease income	12,872
Total rental income	$55,036

Our future minimum payments to be received during the next five years and thereafter are as follows:

2023	59,845
2024	61,640
2025	20,748
Thereafter	—
Total	$142,233

10.
Deferred Tax Assets and Liabilities

The Company had a tax net loss for the years ended December 31, 2022 and 2021 and therefore has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions as well as subject to franchise taxes considered income taxes under ASC 740. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows:

	Year Ended
	December 31, 2022	December 31, 2021

Income tax benefit at statutory rates	$8,430,127	$4,972,657
Valuation allowance for deferred tax assets	(8,725,698)	(4,987,902)
Stock-based compensation	(3,159)	(105,126)
Other benefit, net	278,461	102,537
Reported income tax expense	(20,269)	(17,834)
Effective tax rate:	0.00%	0.08%

The Company’s deferred tax assets and liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Noncurrent deferred tax assets:
Net operating loss carryforwards	$17,428,266	$11,999,882
Intangible assets	2,382,397	17,951
Property and equipment	1,660,954	686,601
Research and development credits	300,105	165,216
Accrued expenses	766,385	98,296
Right of use asset	524	—
Bad debt reserve	20,282	—
Charitable contributions	38,557	38,447
Unexercised options	1,136,475	679,688
IRC 174 R&E Capitalized Costs	194,320	—
Total noncurrent deferred tax assets	23,928,265	13,686,081
Noncurrent deferred tax liabilities:
Deferred rent	—	568,787
Total noncurrent deferred tax liabilities	—	568,787
Net noncurrent deferred tax assets	23,928,265	13,117,294
Valuation allowance	(23,928,265)	(13,124,828)
Total net noncurrent deferred tax liabilities	$—	$(7,534)

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not, they will be realized; if not, a valuation allowance is required to be recorded. During the year ended December 31, 2022, the Company recorded an indefinite-lived deferred tax asset of $1.5 million to account for the book vs. tax basis difference related to the goodwill intangible asset acquired in the Picky Bars acquisition. During the year ended December 31, 2022, the goodwill relating to the Picky Bars stock acquisition was fully impaired for GAAP. Due to the impairment, there is a deferred tax asset associated with the indefinite-lived intangible asset. The valuation allowance is increased by the indefinite-lived intangible assets. Previously, there was an indefinite-lived deferred tax liability that was excluded from sources of future taxable income, as the timing of its reversal could not be predicted due to the indefinite life of the goodwill and U.S. federal net operating losses (“NOLs”), and a naked credit resulted due to indefinite-lived deferred tax liability's inability to reduce the valuation allowance for U.S. federal income tax purposes

As of December 31, 2022, the Company did not provide a current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. Management has determined that it was not more likely than not that the deferred tax assets would be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company may reduce the valuation allowance against definite-lived deferred tax assets at such time when it becomes more likely than not that the definite-lived deferred tax assets will be realized.

The change in the valuation allowance for deferred tax assets and liabilities for the year ended December 31, 2022 was a net increase of $10.8 million. At December 31, 2022 and 2021, the Company had NOLs totaling approximately $118.3 million and $72.6 million, respectively. At December 31, 2022 and 2021, the Company had federal NOLs totaling approximately $1.9 million from 2017 and prior years that can be carried forward for 20 years, which begin to expire in 2036. At December 31, 2022 and 2021, the Company had federal NOLs totaling approximately $67.3 million and $46.2 million, respectively from 2018 and subsequent years that can be carried forward indefinitely. At December 31, 2022 and 2021, the Company had state NOLs totaling $49.1 million and $24.5 million, respectively, that can be carried forward for between 15 and 20 years. At December 31, 2022 and 2021, the Company had credits totaling $0.7 million and $0.4 million, respectively, that can be carried forward for between 5 and 20 years.

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
11.
Stock Incentive Plan

The Company adopted an incentive plan (the “2020 Omnibus Incentive Plan”) on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to Company employees, employees of the Company’s affiliates, non-employee directors and certain consultants and advisors. The Company is authorized to award 1,355,715 shares and has 788,960 shares available for issuance under the 2020 Omnibus Incentive Plan, excluding shares available to be issued upon exercise of outstanding options and rights. Previously, the Company had adopted its 2018 Equity Incentive Plan and 2016 Stock Incentive Plan (together with the 2020 Omnibus Incentive Plan, the “Stock Incentive Plans”), under which the Company had issued stock options and restricted stock units. Following the effective date of the 2020 Omnibus Incentive Plan, no additional awards may be made under the 2018 Equity Incentive Plan or 2016 Stock Incentive Plan. The Stock Incentive Plans were established to provide eligible individuals with an incentive to contribute to the Company’s success and to operate and manage the Company’s business in a manner that will provide for its long-term growth and profitability and that will benefit the Company’s shareholders and other stakeholders, including employees and customers. The Stock Incentive Plans are also intended to provide a means of recruiting, rewarding, and retaining key personnel.

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

The following tables summarize the Company’s stock option activity:

	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2022	747,800	$11.51	6.57	$1,143,013
Granted	628,498	5.63
Exercised/released	(76,750)	2.14
Cancelled/forfeited	(377,891)	14.95
Balance at December 31, 2022	921,657	$6.86	8.01	$—
Exercisable at December 31, 2022	260,738	$7.93	4.96	$—

	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2021	887,640	$9.65	6.42	$33,433,274
Granted	56,541	20.78
Exercised/released	(100,211)	8.31
Cancelled/forfeited	(96,170)	15.57
Balance at December 31, 2021	747,800	$11.51	6.57	$1,143,013
Exercisable at December 31, 2021	552,512	$8.12	6.04	$2,714,963

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model. ASC 718, “Compensation- Stock Compensation” (“ASC 718”), requires the use of the fair-value-based method for measuring the value of stock-based compensation. The estimated fair value of each grant of stock options awarded during the years ended December 31, 2022 and 2021 was determined using the following assumptions:

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

The grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	Year Ended December 31,
	2022	2021
Weighted-average expected volatility	52.88%	52.12%
Weighted-average expected term (years)	6.25	6.23
Weighted-average expected risk-free interest rate	2.85%	0.72%
Dividend yield	—	—
Weighted-average fair value of options granted	$2.26	$20.78

Restricted Stock Units

The following tables summarize the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2022	90,630	$32.91	2.17	$2,982,931
Granted	552,702	4.13
Exercised/released	(62,971)	20.94
Cancelled/forfeited	(75,941)	24.31
Balance at December 31, 2022	504,420	$4.22	2.94	$2,127,734

	Number of RSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2021	57,187	$33.16	2.08	$1,896,221
Granted	93,959	29.53
Exercised/released	(46,758)	27.84
Cancelled/forfeited	(13,758)	27.94
Balance at December 31, 2021	90,630	$32.91	2.17	$2,982,931

The Company estimates the fair value of each restricted stock unit using the fair value of the Company’s stock on the date of grant.

Market-Based Stock Units

The following tables summarize the Company’s market-based stock unit ("MSU") activity:

	Number of MSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2022	160,301	$43.53	1.20	$6,977,903
Granted	—	—
Exercised/released	—	—
Cancelled/forfeited	(129,218)	43.53
Balance at December 31, 2022	31,083	$43.53	0.60	$1,353,043

	Number of MSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2021	—	$—	—	$—
Granted	189,608	43.53
Exercised/released	—	—
Cancelled/forfeited	(29,307)	43.53
Balance at December 31, 2021	160,301	$43.53	1.06	$6,977,903

These MSUs vest upon the 30-day weighted average stock price reaching or exceeding established targets, after reaching certain time targets. We estimate the grant-date fair value of the MSUs using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rate of return and dividend yield. Expected volatility within the index are derived using historical volatility of a selected peer group over a period equal to the length of the performance period. We base the risk-free rate of return on the yield of a zero-coupon U.S. Treasury bond with a maturity equal to the performance period and assume a 0% dividend rate. Compensation expense for these MSUs is recognized over the requisite service period regardless of whether the market conditions are satisfied.

Employee Stock Purchase Plan

On September 25, 2020, the Company established an Employee Stock Purchase Plan (“ESPP”) which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of six months. On the exercise date, the participant may acquire a maximum of 650 shares per participant, per offering period, at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering is determined using a component valuation model. This plan was terminated in the fourth quarter of 2022.

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC 718 to equity awards:

	Year ended December 31, 2022	Unrecognized compensation cost related to non-vested awards as of December 31, 2022	Weighted-average remaining vesting period as of December 31, 2022 (years)
Stock options	381,100	$1,173,758	3.24
RSUs	1,293,628	1,707,145	2.91
MSUs	(1,053,150)	71,059	1.09
ESPP	9,649	—	—
Total stock-based compensation	$631,227	$2,951,962	3.07

	Year ended December 31, 2021	Unrecognized compensation cost related to non-vested awards as of December 31, 2021	Weighted-average remaining vesting period as of December 31, 2021 (years)
Stock options	$772,832	$1,638,717	1.83
RSUs	1,516,390	2,282,174	2.20
MSUs	1,716,080	1,927,898	2.09
ESPP	34,905	—	—
Total stock-based compensation	$4,040,207	$5,848,789	2.06

During the year ended December 31, 2022, there were forfeitures of MSU awards of certain members of executive leadership of $1,785,125, representing discrete reversals of stock compensation expense to the period. There were no such forfeitures of MSUs in the year ended December 31, 2021.

12.
Earnings per Share

Basic earnings (loss) per share is determined by dividing net loss attributable to Laird Superfood, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is similarly determined, except that the denominator is increased to include the number of additional common and preferred shares that would have been outstanding if all dilutive potential common and preferred shares had been issued. Dilutive potential common and preferred shares consist of employee stock options and restricted stock units. The dilutive effect of employee stock options, restricted stock units, and market-based stock units by the Company and are calculated using the treasury stock method. Basic earnings per share is reconciled to diluted earnings per share in the following table:

	Year Ended December 31,
	2022	2021
Net loss	$(40,337,318)	$(23,870,546)
Weighted average shares outstanding- basic and diluted	9,146,008	8,983,294
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	1,457,160	998,731
Basic and diluted:
Net loss per share, basic and diluted	$(4.41)	$(2.66)

13.
Concentrations

The Company had 68% of trade accounts receivable from two customers as of December 31, 2022. The Company had 57% of trade accounts receivable from three customers as of December 31, 2021.

The Company had 41% of accounts payable due to two vendors as of December 31, 2022. The Company had 12% of accounts payable due to one vendor as of December 31, 2021.

The Company sold a substantial portion of products to two customers (21%) for the year ended December 31, 2022. As of December 31, 2022, the amount due from these customers were $1,158,345. The Company sold a substantial portion of products to one customer (13%) for the year ended December 31, 2021. As of December 31, 2021, the amount due from this customer included in accounts receivable was $333,435.

The Company purchased a substantial portion of products from one supplier (48%) for the year ended December 31, 2022. The Company purchased a substantial portion of products from one supplier (48%) for the year ended December 31, 2021.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Vietnam geographically accounted for approximately 48% of our total raw materials and packaging purchases for the year ended December 31, 2022. Indonesia, Sri Lanka, and Vietnam geographically accounted for approximately 64% of our total raw materials and packaging purchases for the year ended December 31, 2021.

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

The Company entered into an influencer agreement with Gabby Reece to provide certain marketing services. In return for these services, the Company remitted $150,000 in 2022 and will remit $200,000 in 2023.

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

In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Year Ended December 31,
	2022		2021
	$	% of Total	$	% of Total
Coffee creamers	$19,800,429	55%	$21,767,409	59%
Hydration and beverage enhancing supplements	4,877,067	14%	5,814,629	16%
Harvest snacks and other food items	7,191,316	20%	7,108,361	19%
Coffee, tea, and hot chocolate products	6,648,576	19%	5,228,888	14%
Other	1,805,914	5%	808,352	2%
Gross sales	40,323,302	113%	40,727,639	110%
Shipping income	1,099,358	3%	457,879	1%
Returns and discounts	(5,594,268)	(16)%	(4,374,565)	(11)%
Sales, net	$35,828,392	100%	$36,810,953	100%

The Company generates revenue through two channels: e-commerce and wholesale:

	Year Ended December 31,
	2022		2021
	$	% of Total	$	% of Total
E-commerce	$22,313,241	62%	$22,687,736	62%
Wholesale	13,515,151	38%	14,123,217	38%
Sales, net	$35,828,392	100%	$36,810,953	100%

Receivables from contracts with customers are included in Accounts receivable. Contract assets include deferred costs of goods sold associated with deferred revenue and are included in finished goods inventories. Contract liabilities include deferred revenue, customer deposits, rewards programs, and refund liabilities, and are included in accrued expenses. The balances of receivables from contracts with customers, contract assets, and contract liabilities were as follow:

	January 1, 2021	December 31, 2021	December 31, 2022
Accounts receivable, net	$839,659	$1,268,718	$1,494,469
Contract assets	$—	$8,316	$57,249
Contract liabilities	$(28,968)	$(40,500)	$(230,885)

16.
Business Combinations

On May 3, 2021, the Company entered into a definitive agreement to purchase all of the outstanding membership interest units in Picky Bars, LLC (“Picky Bars”), innovators in the healthy snack industry focused on nutritionally balanced, real-food products to fuel performance, for a debt-free purchase price of $11,111,830 in cash, subject to customary working capital adjustments, and 53,133 shares of Company common stock, subject to certain vesting conditions. The transaction closed simultaneously with execution of the agreement. Picky Bars results of operations were included in the Company’s results beginning May 2021. Acquisition costs of Picky Bars in the amount of $278,140 are included in professional and legal fees the Company’s consolidated statements of operations for the year ended December 31, 2021. The fair value of the shares of common stock issued as part of the consideration paid for Picky Bars was determined on the basis of the closing price of the Company’s common stock on the acquisition date.

The following table summarizes the consideration paid for Picky Bars and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Cash	$11,111,830
Equity instruments	1,834,857
Fair value of total consideration transferred	$12,946,687
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$662,243
Accounts receivable	48,517
Prepaid expenses and other current assets	243,166
Inventory	726,006
Property and equipment, net	55,378
Intangible assets	4,930,000
Total assets acquired	6,665,310
Accounts payable	47,323
Accrued expenses	140,850
Contract liabilities	16,450
Total liabilities assumed	204,623
Total identifiable net assets	6,460,687
Goodwill	$6,486,000

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

Picky Bars operations contributed net sales of $3,512,006 and net income $242,379 of to the Company’s continuing operations for the year ended December 31, 2021.

The following unaudited pro forma summary presents the results of the Company as if the acquisition of Picky Bars had occurred on January 1 of the year of the acquisition:

Year Ended
December 31, 2021
Net Sales	$38,799,507
Net Loss	$(23,583,464)

17.
Quarterly Results of Operations (Unaudited)

The following tables present selected unaudited quarterly financial data for each full quarterly period:

	2022 (unaudited)
	December 31	September 30	June 30	March 31	Four Quarters
Statement of Operations Data:
Sales, net	$8,969,528	$8,844,845	$8,674,006	$9,340,013	$35,828,392
Cost of goods sold	(9,381,825)	(6,773,029)	(7,096,068)	(7,390,203)	(30,641,125)
Gross profit	(412,297)	2,071,816	1,577,938	1,949,810	5,187,267
Operating expenses:
General and administrative	11,747,126	4,383,868	2,635,525	11,828,644	30,595,163
Research and product development	92,160	115,077	116,467	103,833	427,537
Sales and marketing	3,413,205	3,390,857	3,753,002	3,971,640	14,528,704
Total operating expenses	15,252,491	7,889,802	6,504,994	15,904,117	45,551,404
Operating loss	(15,664,788)	(5,817,986)	(4,927,056)	(13,954,307)	(40,364,137)
Other income	124,096	79,777	22,536	(179,321)	47,088
Loss before income taxes	(15,540,692)	(5,738,209)	(4,904,520)	(14,133,628)	(40,317,049)
Income tax benefit (expense)	(14,495)	—	—	(5,774)	(20,269)
Net loss	$(15,555,187)	$(5,738,209)	$(4,904,520)	$(14,139,402)	$(40,337,318)
Net loss per share, basic and diluted	$(1.69)	$(0.63)	$(0.54)	$(1.55)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,199,597	9,178,533	9,132,632	9,095,441

	2021 (unaudited)
	December 31	September 30	June 30	March 31	Four Quarters
Statement of Operations Data:
Sales, net	$9,367,559	$10,865,914	$9,180,584	$7,396,896	$36,810,953
Cost of goods sold	(7,153,814)	(7,667,075)	(6,998,695)	(5,559,498)	(27,379,082)
Gross profit	2,213,745	3,198,839	2,181,889	1,837,398	9,431,871
Operating expenses:
General and administrative	4,398,830	4,254,124	4,162,912	3,643,396	16,459,262
Research and product development	171,984	242,604	374,853	240,686	1,030,127
Sales and marketing	4,661,135	4,014,753	3,921,289	3,297,721	15,894,898
Total operating expenses	9,231,949	8,511,481	8,459,054	7,181,803	33,384,287
Operating loss	(7,018,204)	(5,312,642)	(6,277,165)	(5,344,405)	(23,952,416)
Other income	63,458	10,721	11,624	13,901	99,704
Loss before income taxes	(6,954,746)	(5,301,921)	(6,265,541)	(5,330,504)	(23,852,712)
Income tax benefit (expense)	68,661	(49,777)	(36,718)	—	(17,834)
Net loss	$(6,886,085)	$(5,351,698)	$(6,302,259)	$(5,330,504)	$(23,870,546)
Net loss per share, basic and diluted	$(0.76)	$(0.59)	$(0.70)	$(0.60)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,067,235	9,001,912	8,967,797	8,894,495

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

Remediation Measures

With the oversight of senior management and our audit committee, we have taken steps to take additional measures to remediate the underlying causes of the identified material weakness, primarily through the hiring of additional accounting and finance resources; the development and implementation of additional formal, documented policies and procedures; and improved processes and management review control activities. After implementation of these new controls, there were no further findings. This, in combination with the routine nature of the error that gave rise to the material weakness in the first quarter of 2022, indicates that the actions described above were sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on the assessment by our management, we determined that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Geoffrey T. Barker
Independent Chairman Director Since 2020 Age 61 Other Public Boards: ● Smartsheet, Inc.

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

Patrick Gaston
Independent Director Since 2021 Age 65 Other Public Boards: ● Bed Bath & Beyond, Inc. (through 2020)

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

Qualifications ● Extensive leadership and Corporate Social Responsibility (CSR) experience. ● Public company board and committee experience.

Greg Graves
Independent Director Since 2018 Age 62 Other Public Boards: ● Plug Power Inc. (through 2019)

Experience and Expertise

Mr. Graves has served as a member of our Board of Directors since 2018. He has served as Chief Financial Officer of Entegris, Inc. since April 2007, and previously served as Senior Vice President, Strategic Planning & Business Development. Prior to joining Entegris in September 2002, Mr. Graves held positions in investment banking and corporate development, including at Piper Jaffray, RBC (Dain Rauscher) and The Pillsbury Company. From May 2017 to June 2019, Mr. Graves served as a director and Chairman of the audit committee of Plug Power Inc. (NASDAQ: PLUG), an energy solutions provider. Mr. Graves has served on the Board of Directors of the Minneapolis Heart Institute Foundation since May 2016 and has been Chairman of the Audit and Finance Committee since April 2019. Since March 2022, Mr, Graves has served on the Board of Directors of SkyWater Technology (semiconductor specialty foundry) where he is a member of the Audit Committee. Mr. Graves holds a B.A. and Master’s in Accounting and Taxation from the University of Alabama and an M.B.A. from the University of Virginia.

Qualifications ● Extensive public company management experience. ● Financial reporting and accounting expertise.

● Significant enterprise risk management experience.

Laird Hamilton
Co-Founder & Chief Innovator Director Since 2015 Age 59

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
Independent Director Since 2021 Age 66

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

Maile Naylor, nee Clark
Independent Director Since 2020 Age 49 Other Public Boards: ● BJ’s Wholesale Club

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

Jason Vieth
President & Chief Executive Officer Director Since 2022 Age 50

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

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers as of the date of this report:

Name	Position	Age
Jason Vieth	Chief Executive Officer and Director	50
Laird Hamilton	Co-Founder, Chief Innovator and Director	59
Anya Hamill	Chief Financial Officer	48
Andy Judd	Chief Commercial Officer	43
Steve Richie	General Counsel	55

Jason Vieth — For biographical information, see “Directors of the Company.”

Laird Hamilton — For biographical information, see “Directors of the Company.”

Anya Hamill — On May 17, 2022, the Company’s Board of Directors appointed Anya Kochetova Hamill as the Company’s interim Chief Financial Officer, effective July 1, 2022.
Ms. Hamill possesses more than 20 years of strategic finance experience in both public consumer packaged goods and private equity backed emerging companies in the natural foods and beverages space. Ms. Hamill joined the Company as Vice President, Financial Planning and Analysis in April 2022 from Little Secrets Chocolate, where she served as chief financial officer from September 2018. Previously, Ms. Hamill served as the senior director of finance, premium yogurt at Danone North America from May 2017 through March 2018, and as senior director of finance, plant-based beverage and food and various other finance positions at WhiteWave Foods from March 2003 through May 2017. Ms. Hamill holds an MBA with a finance concentration from Leeds School of Business at the University of Colorado and a Bachelor of Arts from Saint-Petersburg State University of Engineering and Economics.

Andy Judd was appointed as Chief Commercial Officer on April 1, 2022, responsible for the commercial strategy and the development of the Company. Mr. Judd oversees marketing, sales, product development, and customer experience to drive business growth and expand market share. Mr. Judd is an experienced marketing leader focused on building exceptional teams and go-to-market models that build brands and businesses. He has led teams across brand marketing, insights, and creative services from large strategic CPG enterprises to emerging high-growth brands. Most recently, he was CMO of Yasso. Before that he served as CMO of ONE Brands and VP Marketing for the Boulder Brands business unit of Pinnacle Foods. Previous roles included leading the management of the So Delicious brand at WhiteWave, Category Director for ice cream, iced coffee, blended beverages and value-added milk portfolio at Saputo Dairy Foods, and various roles at Campbell Soup Company.

Steve Richie has served as General Counsel and Corporate Secretary since June 30, 2022. He previously worked for Concentrix Corporation (Nasdaq: CNXC) as Executive Vice President, Legal from February 2020 through October, 2021, after serving as Executive Vice President, Legal and People Solutions from October 2018 to February 2020. He previously served as Senior Vice President, Legal, Human Resources and Corporate Development of Concentrix from February 2016 to October 2018 and Senior Vice President, Legal of Concentrix from August 2015 to February 2016. Prior to that, he was Vice President, General Counsel and Corporate Secretary of Annie’s Inc. from 2014 to July 2015, and Vice President and Senior Counsel of SYNNEX from 2008 to 2014.

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

Introduction

The information that follows provides an overview of the compensation provided to our NEOs who are listed in the table below, for the period of January 1, 2022 through December 31, 2022 (referred to herein as “fiscal 2022” or “2022”).

Name	Title
Jason Vieth	Chief Executive Officer
Anya Hamill	Chief Financial Officer
Andy Judd	Chief Commercial Officer

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

The base salaries for our NEOs for 2022 are listed in the below table:

Name	Title	2022 Salary
Jason Vieth	Chief Executive Officer	$400,000
Anya Hamill	Chief Financial Officer	275,000
Andy Judd	Chief Commercial Officer	350,000

Equity-Based Incentive Compensation

We pay equity-based compensation to our NEOs to link the long-term results achieved for our shareholders and the rewards provided to NEOs, thereby ensuring that such NEOs have a continuing stake in our long-term success.

For fiscal 2022, annual equity awards were delivered on February 1, 2022 in a combination of stock options, restricted stock units ("RSUs"), and market based restricted stock units ("MSUs"). The stock options and RSUs provided to our NEOs vest ratably over four years. The MSUs are earned if the trailing 30-trading-day volume weighted average price ("VWAP") is $100 or higher at any point within three years of the grant date. Fifty percent of earned awards vest upon earnout, with the remaining fifty percent vesting in equal parts upon the later of earnout and each of the second and third anniversaries of the grant date.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the year ended December 31, 2022. None of the NEOs served as an executive officer of the Company during the year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($) (3)	Option Awards ($) (1)	Stock Awards ($) (2)	Total ($)
Jason Vieth, CEO	2022	368,182	287,833	676,115	996,250	2,328,380
Anya Hamill, CFO	2022	155,152	107,688	78,105	101,499	442,443
Andy Judd, CCO	2022	261,174	206,253	197,260	374,000	1,038,687

(1) The amounts show in this column represent the aggregate grant-date fair value of stock options granted under our 2020 Omnibus Incentive Plan ("2020 Plan") to our named executive officers, as computed in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating the fair value of the stock options are set forth in Note 11 to our audited consolidated financial statements appearing elsewhere in this report.

(2) This column reflects the aggregate grant date fair value of restricted stock units granted under our 2020 Plan to our named executive officers, as computed in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating the fair value of the restricted stock units are set forth in Note 11 to our audited consolidated financial statements appearing elsewhere in this report.

(3) This column includes 2022 performance bonuses which were included in accrued expenses in our consolidated balance sheets appearing elsewhere in this report as of December 31, 2022, which were remitted in the first quarter of 2023.

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

Jason Vieth

In connection with Mr. Vieth’s appointment as President and Chief Executive Officer, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Vieth that provides for the following benefits, among other provisions:

•
an annual base salary of $400,000;

•
an annual bonus opportunity of up to 100% of base salary based on the achievement of performance goals, with a target payout of 50% of base salary, which amount is guaranteed for 2022;
•
a $114,000 signing bonus subject to repayment if Mr. Vieth voluntarily resigns without good reason (as defined in the Employment Agreement) or the Company terminates Mr. Vieth’s employment for cause (as defined in the Employment Agreement) prior to the first anniversary of the Employment Agreement;
•
restricted stock units relating to 125,000 shares of common stock, vesting over four years;
•
stock options to purchase 50,000 shares of common stock with an exercise price of $25.00 per share, and stock options to purchase 150,000 shares of common stock with an exercise price equal to the grant date fair value of the Company’s common stock, in each case vesting 25% on the first anniversary of the effective date of the Employment Agreement and ratably thereafter over the following 12 quarters (such stock options together with the restricted stock units in the preceding bullet, the “Inducement Grants”); and

•
a payment equal to 12 months base salary and COBRA coverage for up to 12 months if Mr. Vieth resigns for good reason or the Company terminates Mr. Vieth’s employment without cause, or, if such resignation or termination occurs within two years following a change in control (as defined in the Employment Agreement), a payment equal to 24 months base salary, COBRA coverage for up to 18 months, the vesting of all of Mr. Vieth’s equity awards, and a cash payment equal to $1,000,000 less the fair market value of the Inducement Grants at the time of the change in control.

Mr. Vieth will also be eligible to participate in the Company’s equity incentive plans and long-term incentive plans and other benefits available to the Company’s executive officers. In addition, the Company entered into an indemnification agreement with Mr. Vieth on terms substantially similar to the terms of the form of indemnification agreement filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on September 10, 2020.

Anya Hamill

The Company entered into an employment agreement with Anya Hamill, who served as interim Chief Financial Officer since May 2022 and now serves as permanent Chief Financial Officer. The Employment Agreement provides for the following benefits, among other provisions:

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

Andy Judd

The Company entered into an employment agreement with Andy Judd, the Chief Commercial Officer. The Employment Agreement provides for the following benefits, among other provisions:

•
an annual base salary of $350,000;
•
an annual bonus opportunity of up to 100% of base salary based on the achievement of performance goals, with a target payout of 50% of base salary;
•
a signing bonus of $100,000;
•
restricted stock units relating to 100,000 shares of common stock, vesting over four years;
•
stock options to purchase 100,000 shares of common stock with an exercise price equal to the grant date fair value of the Company’s common stock, vesting over four years; and
•
a payment equal to 12 months base salary and COBRA coverage for up to 12 months if Mr. Judd resigns for good reason or the Company terminates his employment without cause, and, if such resignation or termination occurs within two years following a change in control (as defined in the Employment Agreement), the vesting of all of Mr. Judd’s equity awards. In the case of a change in ownership, the severance payment will be equal to 24 months of base salary and COBRA coverage.

Mr. Judd will also be eligible to participate in the Company’s equity incentive plans and long-term incentive plans and other benefits available to the Company’s executive officers.

Retirement Plans

We have not maintained, and do not currently intend to maintain, a defined benefit pension plan or nonqualified deferred compensation plan.

Outstanding Equity Awards and Year-End

The following table provides information regarding equity awards held by our NEOs that were outstanding as of December 31, 2022:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options			Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)
	exercisable	unexercisable
Jason Vieth	—	75,000	(2)	7.64	1/31/2032	—		—	—	—
	—	50,000	(2)	25.00	1/31/2032	—		—	—	—
	—	75,000	(3)	7.21	2/3/2032	—		—	—	—
	—	—		—		125,000	(2)	105,000	—	—
Anya Hamill	—	5,882	(4)	3.17	5/5/2032	—		—	—	—
	—	14,706	(5)	3.17	5/5/2032	—		—	—	—
	—	50,000	(6)	1.53	11/4/2032	—		—	—	—
	—	—		—		7,886	(5)	6,624	—	—
	—	—		—		50,000	(6)	42,000	—	—
Andy Judd	—	100,000	(7)	3.74	4/4/2032	—		—	—	—
	—	—		—		100,000	(7)	84,000	—	—

(1) The market value of unvested awards is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing sales price of our common stock on December 31, 2022, the last trading day of the year, which was $0.84.

(2) These awards vest in four equal annual tranches ending January 31, 2026.
(3) These awards vest in four equal annual tranches ending February 3, 2026.
(4) These awards vest on May 5, 2023.
(5) These awards vest in four equal annual tranches ending May 5, 2026.
(6) These awards vest in four equal annual tranches ending November 4, 2026.
(7) These awards vest in four equal annual tranches ending April 4, 2026.

Non-Employee Director Compensation Program

At the time of our IPO, we adopted a non-employee director compensation plan covering non-employee directors. Under the plan, each non-employee director covered by the plan will receive an annual cash retainer and an annual grant of stock options and/or RSUs for board service, and if such non-employee director serves as a committee chair or a lead independent director, an additional annual cash retainer for such committee chair or lead independent director service. The Board has currently fixed the cash retainer for board service for non-employee directors at $45,000 per year, and the additional cash retainer for service as chairman of the Board or as lead independent director at $25,000 per year. The cash retainer for service as a member on a committee is fixed at $4,000 per year for each of the Nominating and Corporate Governance Committee and Compensation Committee and $7,000 per year for the Audit Committee, with an extra $4,000 per year for the chairs of the Nominating and Corporate Governance Committee and Compensation Committee and $7,000 per year for the chair of the Audit Committee. Cash retainers are paid quarterly in arrears, and directors joining mid-year have their cash retainers prorated for actual service. Each non-employee director will receive an annual retainer equity award issued under the 2020 Omnibus Incentive Plan with the value of $55,000 on the grant date, which vests after one year. Each non-employee director may choose to have their equity awarded as stock options, RSUs, or a 50/50 split. Non-employee directors joining mid-year will be provided a prorated annual award for the number of full months of expected service until the next annual shareholder meeting. Such grant will have the other terms provided for in the 2020 Omnibus Incentive Plan and the award agreement providing for such grant. Directors who are also employees, such as Messrs. Vieth and Hamilton, did not and will not receive any compensation for their services as directors.

No per meeting fees are paid, except that we reimburse non-employee directors for reasonable expenses incurred in connection with attending board and committee meetings.

All stock awards granted pursuant to the Non-Employee Director Compensation Program are subject to the terms and provisions of the Laird Superfood, Inc. 2020 Omnibus Incentive Plan.

Director Compensation Table

The table below sets forth information on the compensation of all our non-employee directors for the year ended December 31, 2022. Laird Hamilton, our Chief Innovator, was also a member of the Board in fiscal 2022 but did not receive any additional compensation for service as a director.

Name	Fees earned or paid in cash	Stock awards (1)	Total
	$	$	$
Geoffrey T. Barker	77,000	44,380	121,380
Greg Graves	68,000	44,380	112,380
Maile Naylor, nee Clark	65,000	44,380	109,380
Patrick Gaston	55,000	44,380	99,380
Grant LaMontagne	56,000	44,380	100,380

(1) The amounts in this column represent the grant date fair value of the awards as calculated under FASB ASC Topic 718. The assumptions made in valuing awards reported in these columns are discussed in Note 11 to our audited consolidated financial statements appearing elsewhere in this report.

Outstanding Equity Awards for Directors at Fiscal Year-End

The following table provides information regarding equity awards held by our non-employee directors that were outstanding as of December 31, 2022:

Name	Options Outstanding	RSUs Outstanding
	#	#
Geoffrey T. Barker	—	14,000
Greg Graves	4,647	14,000
Maile Naylor, nee Clark	4,000	14,000
Patrick Gaston	—	14,000
Grant LaMontagne	—	14,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Company Common Stock

The following table sets forth information concerning the “beneficial ownership” of our common stock as of December 31, 2022 by (i) those persons who we know to beneficially own more than 5% of our outstanding common stock; (ii) our directors as of December 31, 2022; (iii) the NEOs listed in the Summary Compensation Table; and (iv) all of our directors and executive officers as a group as of December 31, 2022. Under SEC rules, “beneficial ownership” for purposes of this table takes into account shares as to which the individual has or shares voting and/or investment power as well as shares that may be acquired within 60 days (such as by exercising vested stock options) and is different from beneficial ownership for purposes of Section 16 of the Exchange Act, which may result in a number that is different than the beneficial ownership number reported in forms filed pursuant to Section 16. The percentage of shares beneficially owned is computed on the basis of 9,210,414 shares of our common stock outstanding on December 31, 2022. An asterisk in the percent of class column indicates beneficial ownership of less than 1%. The beneficial owners listed have sole voting and investment power with respect to shares beneficially owned, except as to the interests of spouses or as otherwise indicated. Except as set forth below, the address for each beneficial owner listed is c/o Laird Superfood, Inc, 5303 Spine Road, Suite 204, Boulder, Colorado 80301.

Name of Beneficial Owner	Number of Outstanding Shares Beneficially Owned	Number of Shares Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percent of Class
Directors and Officers
Geoffrey Barker	75,057	14,000	89,057	*
Patrick Gaston	1,718	14,000	15,718	*
Greg Graves	13,254	18,647	31,901	*
Anya Hamill	—	11,529	11,529	*
Laird Hamilton	774,984	129,979	904,963	9.8%
Andy Judd	—	50,000	50,000	*
Grant LaMontagne	1,747	14,000	15,747	*
Maile Naylor, nee Clark	24,957	18,000	42,957	*
Jason Vieth	—	78,124	78,124	*
All current directors and executive officers as a group (10 persons)	891,717	348,279	1,239,996	13.5%
Other 5% Shareholders
Danone Manifesto Ventures, PBC (1)	857,194	—	857,194	9.3%

*Indicates beneficial ownership of less than 1% of the total outstanding stock.

(1) Based solely on information contained in a Schedule 13G filed on October 2, 2020. Danone Manifesto Ventures, PBC is a wholly owned subsidiary of Danone North America Public Benefit Corporation, which is a wholly owned subsidiary of Compagnie Gervais Danone S.A., which is a wholly owned subsidiary of Danone S.A. Decisions regarding the voting or disposition of shares held by Danone Manifesto Ventures, PBC are made by the management of Danone Manifesto Ventures, PBC, provided that Danone S.A. may be deemed to share voting and dispositive power with respect to the shares held by Danone Manifesto Ventures, PBC. The address of Danone Manifesto Ventures, PBC and Danone North America Public Benefit Corporation is c/o Danone Manifesto Ventures, PBC, 12 West 21st St., 12th Floor, New York, New York 10010, and the address of Danone S.A. and Compagnie Gervais Danone S.A. is c/o Danone S.A., 17 boulevard Haussmann, 75009 Paris, France.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Shares to be issued upon exercise of outstanding options, and rights (#)	Weighted average exercise price of outstanding options and rights ($) (1)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#) (2)
Equity Compensation plans approved by security holders	921,657	6.86	788,960
Equity compensation plans not approved by security holders	—	—	—
Total	921,657	6.86	788,960
(1) Reflects the weighted-average exercise prices of outstanding options. There is no exercise price for outstanding RSUs and MSUs.

(2) Consists of 788,960 shares of common stock reserved for issuance under our 2020 Omnibus Incentive Plan. The number of shares reserved for issuance under our 2020 Omnibus Incentive Plan automatically increases on the first day of each fiscal year beginning with the 2021 fiscal year by a number equal to four percent of the shares of common stock outstanding on the final day of the prior calendar year or such smaller number of shares as determined by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures for Related Person Transactions

We adopted a written related person transaction policy, effective upon the closing of our IPO, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), any transaction, arrangement or relationship, or any series of similar transactions, arrangements, or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest. Types of transactions covered by this policy include, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third-party and the extent of the related person’s interest in the transaction.

Related Person Transactions

There have been no transactions since January 1, 2021 to which we have been or are to be a participant, in which the amount exceeds $120,000, and in which any of our directors, executive officers, or beneficial owners of more than 5% of any class of our voting securities, or any immediate family member of or person sharing a household with any of the foregoing persons, had or will have a direct or indirect material interest, other than employment relationships with our executive officers and compensation to our directors.

Director Independence

The Board has determined that none of our directors other than Mr. Vieth, who is our President and Chief Executive Officer, and Mr. Hamilton, who is our Chief Innovator, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that Messrs. Barker, Gaston, Graves, and LaMontagne and Ms. Naylor, nee Clark are “independent” as that term is defined under NYSE American rules. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Relationship with Independent Registered Public Accounting Firm

The following table shows the fees that Moss Adams LLP (“Moss”) billed us for professional services rendered:

Fee Category	2022	2021
Audit Fees	269,175	319,302
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	53,600
Total Fees	269,175	372,902

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

Tax Fees

“Tax Fees” includes fees for professional services provided by Moss for tax compliance, tax advice, and tax planning. We did not incur any Tax Fees for 2022 or 2021.

All Other Fees

“All Other Fees” includes fees for services provided by Moss that are not included in the other fee categories reported above. There were other fees totaling $53,600 for services provided by Moss in 2021, consisting of services relating to due diligence in connection with an acquisition.

Audit Committee Pre-Approval Policies and Procedures

Moss provides the audit committee with information outlining the plan and scope of Moss’s proposed audit services to be performed during the year, which the audit committee reviews with Moss and management. The audit committee pre-approves all services provided by Moss, including audit services and non-audit services, to assure that they do not impair Moss’s independence. Audit committee pre-approval requirements are subject to an exception for certain de minimis non-audit services approved by the audit committee prior to the completion of an audit. None of the Moss services in 2022 and 2021 were approved by the audit committee pursuant to the de minimis exception. To ensure prompt handling of unexpected matters, the audit committee has specifically delegated to the Chair of the audit committee authority to pre-approve permissible non-audit services, subject to maximum dollar amounts. If the Chair exercises this delegation of authority, he reports the action taken to the audit committee at its next regular meeting.

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

(a)(3) EXHIBITS.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	9/25/2020

3.2	Amended and Restated Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	9/25/2020

4.1	Form of Stock Certificate for Common Stock.	S-1/A	333-248513	4.1	9/10/2020

4.2	Stockholder Agreement, dated April 13, 2020, between the Company and Danone Manifesto Ventures, PBC.	S-1	333-248513	4.3	8/31/2020

4.3	Description of Capital Stock	10-K	001-39537	4.3	3/16/2021

10.1#	Laird Superfood, Inc. 2020 Omnibus Incentive Plan.	S-8	333-248985	99.3	9/23/2020

10.2#	Form of Incentive Stock Option Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.2	9/10/2020

10.3#	Form of Non-Qualified Stock Option Agreement under 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.3	9/10/2020

10.4#	Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.4	9/10/2020

10.5#	Form of Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.5	9/10/2020

10.6#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-248513	10.6	9/10/2020

10.7#	Laird Superfood 2020 Employee Stock Purchase Plan	S-8	333-248985	99.4	9/23/2020

10.8#	Form of Laird Superfood, Inc. Executive Bonus Plan	8-K	001-39537	10.1	3/10/2021

10.9#	Employment Agreement between the Company and Jason Vieth, effective January 31, 2022.	8-K	001-39537	10.1	1/31/2022

10.10#	Interim Chief Financial Officer bonus arrangement between the Company and Anya Hamill, dated May 20, 2022.	10-Q	001-39537	10.3	8/11/2022

10.11#	Employment Agreement, dated November 4, 2022, by and between the Company and Anya K. Hamill.	10-Q	001-39537	10.4	11/10/2022

10.12#	Executive Employment Agreement, dated March 12, 2022, by and between the Company and Andy Judd.	10-K				X

10.13#	Amended Form of Incentive Stock Option Agreement under the 2020 Omnibus Incentive Plan.	10-K				X

10.14#	Amended Form of Non-Qualified Stock Option Agreement under the 2020 Omnibus Incentive Plan.	10-K				X

10.15#	Amended Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan.	10-K				X

10.16#	Amended Form of Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan.	10-K				X

10.17	License and Preservation Agreement, dated May 26, 2020, by and among the Company, Laird Hamilton, and Gabrielle Reece.	S-1	333-248513	10.12	8/31/2020

10.18	First Amendment to Credit Agreement, dated September 1, 2022, by and between the Company and Wells Fargo Bank, National Association.	8-K	001-39537	10.1	9/1/2022

10.19	Form of Revolving Line of Credit Agreement, dated September 2, 2021, between the Company and Wells Fargo National Association.	10-Q	001-39537	10.1	11/10/2021

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	inline XBRL Instance Document					X

101.SCH	inline XBRL Taxonomy Extension Schema Document					X

101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	inline XBRL Taxonomy Extension Label Linkbase inline Document					X

101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from Laird Superfood, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101)					X

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

Laird Superfood, Inc.
(Registrant)

Date: March 16, 2023	/s/ Jason Vieth
Jason Vieth
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Vieth, and Anya Hamill, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2023	/s/ Jason Vieth
Jason Vieth
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 16, 2023	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 16, 2023	/s/ Geoffrey Barker
Geoffrey Barker
Director

Date: March 16, 2023	/s/ Maile Naylor, nee Clark
Maile Naylor, nee Clark
Director

Date: March 16, 2023	/s/ Patrick Gaston
Patrick Gaston
Director
Date: March 16, 2023	/s/ Greg Graves
Greg Graves
Director

Date: March 16, 2023	/s/ Laird Hamilton
Laird Hamilton
Director

Date: March 16, 2023	/s/ Grant LaMontagne
Grant LaMontagne
Director