Form 10-Q
period 2023-03-31
Laird Superfood, Inc.
filed 2023-05-11
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023 the registrant had 9,690,029 shares of common stock, $0.001 par value per share, outstanding.

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
•
our reliance on third parties for raw materials and production of our products to our quality standards;
•
our future capital resources and needs, including our ability to continue as a going concern;
•
our ability to retain and grow our customer base;
•
our reliance on independent distributors for substantially all of our sales;
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
•
risks of major bank failure, sustained financial market illiquidity, or illiquidity at our financial institutions;
•
the risk of substantial dilution from future issuances of our equity securities; and
•
the other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2023	December 31, 2022
Assets
Current assets
Cash, cash equivalents, and restricted cash	$11,886,867	$17,809,802
Accounts receivable, net	2,908,864	1,494,469
Inventory, net	5,390,164	5,696,565
Prepaid expenses and other current assets, net	2,709,611	2,530,075
Total current assets	22,895,506	27,530,911
Noncurrent assets
Property and equipment, net	228,493	150,289
Fixed assets held-for-sale	—	800,000
Intangible assets, net	1,240,396	1,292,118
Indefinite-lived license agreements	132,100	132,100
Right-of-use assets	455,707	133,922
Total noncurrent assets	2,056,696	2,508,429
Total assets	$24,952,202	$30,039,340
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,393,088	$1,080,267
Accrued expenses	3,583,850	6,312,140
Lease liabilities, current portion	135,697	59,845
Total current liabilities	6,112,635	7,452,252
Lease liabilities	329,240	76,076
Total liabilities	6,441,875	7,528,328
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 9,585,204 and 9,219,500 issued and outstanding at March 31, 2023, respectively; and 9,576,117 and 9,210,414 issued and outstanding at December 31, 2022, respectively.	9,220	9,210
Additional paid-in capital	118,780,049	118,636,834
Accumulated deficit	(100,278,942)	(96,135,032)
Total stockholders’ equity	18,510,327	22,511,012
Total liabilities and stockholders’ equity	$24,952,202	$30,039,340

The accompanying notes are an integral part of these consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Sales, net	$8,112,938	$9,340,013
Cost of goods sold	(6,239,062)	(7,390,203)
Gross profit	1,873,876	1,949,810
General and administrative
Impairment of goodwill and long-lived assets	—	8,026,000
Other expense	2,998,444	3,802,644
Total general and administrative expenses	2,998,444	11,828,644
Research and product development	83,866	103,833
Sales and marketing
Advertising	1,161,208	1,791,737
Related party marketing agreements	89,788	10,500
Other expense	1,843,052	2,169,403
Total sales and marketing expenses	3,094,048	3,971,640
Total operating expenses	6,176,358	15,904,117
Operating loss	(4,302,482)	(13,954,307)
Other income (expense)	170,994	(179,321)
Loss before income taxes	(4,131,488)	(14,133,628)
Income tax expense	(12,422)	(5,774)
Net loss	$(4,143,910)	$(14,139,402)
Net loss per share:
Basic	$(0.45)	$(1.55)
Diluted	$(0.45)	$(1.55)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,213,723	9,095,441

The accompanying notes are an integral part of these consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(4,143,910)	$(14,139,402)
Amounts reclassified from accumulated other comprehensive loss	—	61,016
Total other comprehensive income (loss)	—	61,016
Comprehensive loss	$(4,143,910)	$(14,078,386)

The accompanying notes are an integral part of these consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2023	9,210,414	$9,210	$118,636,834	$—	$(96,135,032)	$22,511,012
Stock-based compensation	—	—	147,635			147,635
Restricted stock units issued, net of taxes	9,086	10	(4,420)	—	—	(4,410)
Net loss	—	—	—	—	(4,143,910)	(4,143,910)
Balances, March 31, 2023	9,219,500	$9,220	$118,780,049	$—	$(100,278,942)	$18,510,327

	Stockholders’ Equity
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2022	9,094,539	$9,095	$117,903,455	$(61,016)	$(55,797,714)	$62,053,820
Stock-based compensation	—	—	10,796	—	—	10,796
Stock option exercises	1,750	1	14,247	—	—	14,248
Restricted stock units issued, net of taxes	5,164	5	(5)	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—	61,016	—	61,016
Net loss	—	—	—	—	(14,139,402)	(14,139,402)
Balances, March 31, 2022	9,101,453	$9,101	$117,928,493	$—	$(69,937,116)	$48,000,478

The accompanying notes are an integral part of these consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(4,143,910)	$(14,139,402)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	87,953	284,301
Provision for inventory obsolescence	365,024	4,430
Impairment of goodwill and other long-lived assets	—	8,026,000
Other operating activities, net	177,842	513,302
Changes in operating assets and liabilities:
Accounts receivable	(1,438,063)	(57,012)
Inventory	(58,623)	360,517
Prepaid expenses and other current assets	402,299	800,179
Operating lease liability	(31,315)	(184,560)
Accounts payable	1,312,821	77,155
Accrued expenses	(2,728,290)	713,117
Net cash from operating activities	(6,054,262)	(3,601,973)
Cash flows from investing activities
Proceeds from sale of investment securities available-for-sale	—	8,513,783
Other investing activities, net	135,737	(701,886)
Net cash from investing activities	135,737	7,811,897
Cash flows from financing activities	(4,410)	14,248
Net change in cash and cash equivalents	(5,922,935)	4,224,172
Cash, cash equivalents, and restricted cash, beginning of year	17,809,802	23,049,234
Cash, cash equivalents, and restricted cash, end of year	$11,886,867	$27,273,406
Supplemental disclosures of cash flow information
Right-of-use assets obtained in exchange for operating lease liabilities	$352,501	$5,285,330
Supplemental disclosures of non-cash investing activities
Receivable from sale of assets held-for-sale included in other current assets at the end of the period	$581,835	$—
Imputed interest related to operating leases	$7,830	$49,014
Amounts reclassified from accumulated other comprehensive loss	$—	$61,016
Amounts reclassified from property, plant, and equipment to fixed assets held-for-sale	$—	$947,394
Purchases of equipment included in deposits at the beginning of the period	$—	$372,507

The accompanying notes are an integral part of these consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements include the accounts of Laird Superfood, Inc., a Delaware corporation, and its wholly owned subsidiary, Picky Bars, LLC, (collectively, the “Company”, “Laird Superfood”, “we”, or "our").

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

Basis of Accounting

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the three months ended March 31, 2023 and 2022. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in our accompanying unaudited consolidated condensed financial statements.

Unaudited Interim Consolidated Condensed Financial Information

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The consolidated condensed balance sheet as of December 31, 2022 was derived from annual consolidated financial statements audited by Moss Adams, independent public accountants. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2023. The accompanying unaudited consolidated condensed financial statements and related financial information should be read in conjunction with the Company's fiscal year 2022 Form 10-K filed with the SEC on March 16, 2023.

Use of Estimates

The preparation of the unaudited consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments include those related to a business combination, allowances for doubtful accounts and returns, inventory obsolescence, goodwill, intangible assets, valuation allowance for deferred taxes, reserves on prepaid expenses, the discount rates used in determining right of use assets and related lease liabilities, valuation of inventory, and fair value of stock-based compensation.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in our accompanying unaudited consolidated condensed financial statements.

Segment reporting

The Company currently has one operating segment. In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Management reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment.

Substantially all product sales for the periods provided were derived from domestic sales.

See Note 12 for additional information regarding sales by platform within the Company’s single segment.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet.

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$11,787,342	$17,710,277
Restricted cash	99,525	99,525
Total cash, cash equivalents, and restricted cash	$11,886,867	$17,809,802

Amounts in restricted cash represent those that are required to be set aside by contractual agreement. On December 3, 2020, the Company entered into an agreement with Danone Manifesto Ventures, PBC, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. During the three months ended March 31, 2023 and 2022, we contributed $0 and $4,771, respectively, to these projects. The restriction will be released upon the completion of the projects.

Cash equivalents in the amount of $6,325,000 as of March 31, 2023 were pledged to secure our revolving line of credit and company credit card limits. See Note 3 for additional information.

Cash, cash equivalents, and restricted cash balances that exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurable limits as of March 31, 2023 and December 31, 2022 totaled $11,386,867 and $2,558,997, respectively. The Company has never experienced any losses related to these balances. The Company’s cash, cash equivalents, and restricted cash are with what the Company believes to be a high-quality issuer and considers the risks associated with these funds in excess of FDIC insurable limits to be low.

Accounts Receivable, net

Accounts receivable, net consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for credit loss. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The primary indicators of the credit quality of our receivables are aging and payment history, and are assessed on a quarterly basis. Our credit loss exposure is concentrated in our accounts receivable portfolio. Our allowance for credit losses is calculated using a loss-rate method based on historical experience and reasonable forecasts. Based on these factors, management determined an allowance for credit loss of $101,104 and $77,436 as of March 31, 2023 and December 31, 2022, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, or the value of consideration that can be received upon sale of said product, and approximate costs determined on the first-in first-out basis, and consists primarily of raw materials and packaging and finished goods and include direct labor and allocable overhead. The following table presents the components of inventory, net of reserves, as of:

	March 31, 2023	December 31, 2022
Raw materials and packaging	$2,987,505	$3,764,804
Finished goods	2,402,659	1,931,761
Total inventory, net	$5,390,164	$5,696,565

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the three months ended March 31, 2023, the Company recorded $365,024 of inventory obsolescence and disposal costs. For the three months ended March 31, 2022, the Company recorded $4,430 of inventory obsolesce and disposal costs.

As of March 31, 2023 inventory reserves totaled $1,786,810. This is comprised of estimated reserves based on inventory turnover, quantities on hand, and expiration dates of $607,054, as well as raw materials and finished goods specifically identified for disposal related to the product quality issue of $593,287 and discontinued inventories of $586,469. As of December 31, 2022, inventory reserves totaled $1,545,033. This was comprised of estimated reserves based on inventory turnover, quantities on hand, and expiration dates of $746,966, reserves specifically identified for disposal related to the product quality issue of $559,042 and discontinued inventories following exit activities of $239,025.

As of March 31, 2023 and December 31, 2022, the Company had a total of $651,365 and $897,108, respectively, of prepayments for future raw materials inventory which are included in prepaid expenses and other current assets, net on the unaudited consolidated condensed balance sheets.

Property and Equipment, net

Property and equipment are valued at cost, net of accumulated depreciation. Expenditures for maintenance and repairs that do not extend the useful life or increase the value of the assets are charged to expense in the period incurred. Additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for depreciation purposes for furniture and factory equipment range from 3 to 7 years. The useful life for leasehold improvements is the lesser of the lease term or the useful life. Construction in progress is not depreciated until such a time that the assets are completed and placed into service.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Fixed Assets Held-for-Sale

Long-lived assets identified by the Company for sale, which have met all criteria to be classified as held for sale, are disclosed separately on the balance sheet. Fixed assets held for sale are measured at the lower of the assets carrying amount or fair value less costs to sell, and depreciation is no longer recorded. See Note 4 for more information.

Leases

We categorize leases at their inception as either operating, finance, or short-term leases. Lease agreements effective during the three months ended March 31, 2023 and 2022 cover, or covered, office space, warehouse and distribution space, vehicles, and equipment. All of our long-term leases are operating leases. Operating leases are included in right-of-use assets, current lease liabilities, and long-term lease liabilities in our unaudited consolidated condensed balance sheets.

Leased assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use a secured incremental borrowing rate as the discount rate for present value of lease payments when the rate implicit in the contract is not readily determinable. For operating leases with variable payments dependent upon an index or rate that commenced subsequent to the adoption of ASC 842, Leases, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the unaudited consolidated condensed balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date we have the right to control the property.

We are the lessor in a sublease agreement. This lease is an operating lease and is recognized straight line over the lease term with a related sublease rental asset accounting for abatements and initial direct costs.

Revenue Recognition

The Company recognizes revenue in accordance with the five-step model as prescribed by ASC 606, Revenue from Contracts with Customers, in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the Company satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue and a refund liability for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time. See Note 12 for additional information regarding revenue recognition.

Cost of Goods Sold

Cost of goods sold includes material, labor, and overhead costs incurred in the storage and distribution of products sold in the period. Material costs include the cost of products purchased. Labor and overhead costs consist of indirect product costs, including wages and benefits for manufacturing, planning, and logistics personnel, depreciation, facility costs and freight.

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $1,574,315 for the three months ended March 31, 2023. Shipping and handling costs totaled $1,539,213 for the three months ended March 31, 2022. Income generated from shipping costs billed through to customers was included in Sales, net in the unaudited consolidated condensed statements of operations. Shipping income totaled $303,226 for the three months ended March 31, 2023. Shipping income totaled $248,192 for the three months ended March 31, 2022.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Research and Product Development

Amounts spent on research and development activities are expensed as incurred as Research and product development expense on the unaudited consolidated condensed statements of operations. Research and product development expense was $83,866 for the three months ended March 31, 2023. Research and product development expense was $103,833 for the three months ended March 31, 2022.

Advertising

Advertising costs are expensed when incurred. Advertising expenses for the three months ended March 31, 2023 was $1,161,208. Advertising expenses for the three months ended March 31, 2022 was $1,791,737.

Marketing

Marketing costs are expensed when incurred. Marketing expenses for the three months ended March 31, 2023 were $892,788. Marketing expenses for the three months ended March 31, 2022 were $1,062,645.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the unaudited consolidated condensed financial statements and consist of income taxes currently due and deferred tax assets and liabilities. The Company may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), stock-based compensation, right of use assets, and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, the Company recorded a deferred tax valuation allowance of $24,784,381 and $23,928,265 as of March 31, 2023 and December 31, 2022, respectively.

Stock Incentive Plan

The compensation cost relating to share-based payment transactions is recognized in the unaudited consolidated condensed financial statements. The cost is measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost for all employee stock awards is calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for all consultant stock awards is calculated and recognized over the consultant’s service period based on the grant date fair value of the equity or liability instruments issued. Upon exercise of stock option awards or vesting of restricted stock units ("RSUs") and market-based stock units ("MSUs"), recipients are issued shares of common stock. Pre-vesting forfeitures result in the reversal of all compensation cost as of the date of termination; post-vesting cancellation does not.

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

License Agreement – Indefinite Lived Intangible Asset

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the unaudited consolidated condensed balance sheets as of March 31, 2023 and December 31, 2022, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness and biographical information commencing on July 1, 2015. This contribution, which is reported on the unaudited consolidated condensed balance sheets as of March 31, 2023 and December 31, 2022, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

On May 26, 2020, the Company executed a License and Preservation Agreement with Mr. Hamilton and Ms. Reece (the “2020 License”), which superseded the predecessor license and preservation agreement with both individuals. Among other modifications, the agreement (i) modified certain approval rights of Mr. Hamilton and Ms. Reece for use of their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing in the Company’s products, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred year term. No additional consideration was exchanged in connection with the agreement. As indefinite-lived intangibles, the Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the licensing agreements were less than the carrying amounts. Upon considering these factors, the Company determined it was more likely than not that the fair value of the 2020 License was not less than the carrying amount; therefore, the Company recognized no impairment for the three months ended March 31, 2023 and 2022.

Definite Lived Intangible Assets, net

Definite lived intangible assets are valued at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for amortization purposes range between 3 and 10 years. Amortization expense is allocated to general and administrative expense. For the three months ended March 31, 2023, amortization expense was $51,722. For the three months ended March 31, 2022, amortization expense was $141,482. The Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the definite lived intangible assets were less than the carrying amounts. There were no impairment charges in the three months ended March 31, 2023. In the last month of the first quarter of 2022, management determined the sustained decline in stock price, coupled with changes in market conditions, was a triggering event. Upon considering these factors, the Company determined it was more likely than not that the fair value was less than the carrying amounts of long-lived intangible assets; therefore, the Company recognized impairment charges of $1,540,000 for the three months ended March 31, 2022. See Note 5 for more information.

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets acquired and liabilities assumed in conjunction with a business combination. Goodwill is reviewed for impairment annually as of December 31, or whenever events occur or circumstances change that indicate goodwill may be impaired. In testing goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not (more than 50%) that the fair value of goodwill is less than its carrying amount. When performing a qualitative assessment, the Company evaluates factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of goodwill is less than its carrying amount, or if the Company chooses not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the fair value, not to exceed the total amount of goodwill. In the last month of the first quarter, management had determined the sustained decline in stock price, coupled with change in market conditions, was determined to be a triggering event. The Company performed a qualitative and quantitative analysis on the Company's goodwill for impairment concluding that the fair value of goodwill as calculated using a discounted cash flow model exceeds the carrying value, indicating that goodwill was impaired. The Company recorded goodwill impairment charges of $6,486,000 during the three months ended March 31, 2022. There was no goodwill as of March 31, 2023, or December 31, 2022.

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years or older. The 401(k) plan was initiated on July 1, 2018. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. For the three months ended March 31, 2023 and 2022, we did not match employee contributions.

JOBS Act Accounting Election

The Company qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. An emerging growth company can elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. Currently, the Company has elected to file as an emerging growth company defined under the JOBS Act, and as such, these unaudited consolidated condensed financial statements may not be comparable to the financial statements of companies that comply with the new or revised accounting pronouncements as of public company effective dates.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Exit and Disposal Costs

The Company follows the guidance in ASC 420, Exit or Disposal Cost Obligations, to record exit and disposal related costs. The Company recorded $8.7 million of exit and disposal costs in the fourth quarter of 2022 and a net benefit of $0.1 million in the first quarter of 2023, associated with the closure of the Sisters, Oregon manufacturing sites and subsequent transition to a co-manufacturing model for all production and fulfillment. ASC 420 requires the recognition of costs associated with exit or disposal activities when they are incurred, generally the cease-use date. Exit and disposal activities are summarized below:

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
•
We signed an asset purchase agreement with our new co-manufacturer for the sale of the majority of our production equipment for a purchase price of $0.8 million and an agreement to sell certain leasehold improvements for $0.1 million. Certain equipment, furniture, and leasehold improvements are going to be abandoned upon exit of the lease. The net book value of this property exceeds the recoverability of the assets. As such, we recorded impairment charges of property, plant, and equipment and internal-use production software of $3.1 million and $0.1 million, respectively, which are included in General and Administrative Expenses for the year ended December 31, 2022. Consideration was received in the amount of $0.2 million in the first quarter of 2023 and consideration receivable of $0.6 million is included in Prepaid and other current assets on the unaudited consolidated condensed balance sheets as of March 31, 2023.
•
We incurred one-time termination benefits consisting of severances primarily for operations, production, and fulfillment personnel, of $0.6 million, which are included in General and Administrative Expenses for the year ended December 31, 2022. These were paid by January 2023. In the first quarter of 2023, we recognized a net reversal of expense of $0.1 million related to severances and forfeitures of stock-based compensation, which are included in General and Administrative Expenses.
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
•
We incurred other costs for moving inventory, IT setup and integration costs, repayment of property tax abatements, and other costs totaling $0.2 million, which were included in General and Administrative Expenses for the year ended December 31, 2022. We recognize these costs as incurred or when they become realizable.

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

As of March 31, 2023, $0.1 million of loss contingencies are included in accrued expenses. These relate to an ongoing class action lawsuit related to product labeling as a result of our failure to prevail on a motion to dismiss the matter. Contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. This contingency could result in increased expenses and/or losses, including damages, fines and/or civil penalties, and/or plaintiff legal fees, which could be substantial. We believe that our claims and defenses in this matter are substantial, but litigation is inherently unpredictable and excessive verdicts do occur. We do not believe that these matters will have a material adverse effect on our financial position. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of matters, which could have a material adverse effect on our results of operations and/or our cash flows in the period in which the amounts are accrued or paid. Our assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Going Concern

The unaudited consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company has $11.9 million of cash and cash equivalents, and cash used in operations was $6.1 million in the three months ended March 31, 2023. The Company has had operating losses and net outflows of cash since inception, reporting an average cash used in operations of $4.4 million per quarter. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months from the date of this Quarterly Report on Form 10-Q.

At the end of the fourth quarter of 2022, the Company transitioned to a variable cost third-party co-manufacturing business model. As part of this transition, the Company greatly reduced overhead costs while simultaneously improving margins. Cash used in operations in the first quarter of 2023 is inclusive of costs which were incurred in connection with the exit and disposal activities, annual bonus payments, discounts for replacement orders, as well as out of stock items following the product quality issue which resulted in reduced top line revenue for the impacted SKUs in the quarter. In addition, the timing of Club revenue collections resulted in an increase in accounts receivable which were substantially collected in April 2023. These factors exacerbate the cash used in the quarter. Even with the product quality issue impacting net sales and costs of goods sold we have already realized margin improvements to 23.1% in the first quarter of 2023 compared to 14.5% for fiscal year 2022. Management has specific plans to further improve gross margins later in the year which will significantly reduce expected future cash outlays.

However, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The unaudited consolidated condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments,” as modified by subsequently issued ASUs 2018-19 (issued November 2018), 2019-04 (issued April 2019), 2019-05 (issued May 2019), 2019-11 (issued November 2019), 2020-02 (issued February 2020) and 2020-03 (issued March 2020). Topic 326 modifies the measurement and recognition of credit losses for most financial assets and certain other instruments, requiring the use of forward-looking expected credit loss models based on historical experience, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. It also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard requires a modified retrospective approach with a cumulative effect adjustment to retained earnings. ASU 2016-13 is effective for the Company’s annual periods beginning after December 15, 2022, including interim periods within those fiscal years. We adopted ASU 2016-13 in the first quarter of 2023. The adoption had no impact on our consolidated condensed financial position, results of operations, or cash flows.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the unaudited consolidated condensed financial statements are available to be issued. The Company has evaluated events and transactions subsequent to March 31, 2023 for potential recognition of disclosure in the unaudited consolidated condensed financial statements. There were no such subsequent events.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

2. Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets, as of:

	March 31, 2023	December 31, 2022
Prepaid insurance	$504,322	$761,147
Prepaid inventory	651,365	897,108
Prepaid subscriptions and license fees	362,182	292,622
Prepaid advertising	214,475	166,872
Deposits	254,272	134,896
Other current assets	722,995	277,430
Prepaid and other current assets	$2,709,611	$2,530,075

3. Revolving Lines of Credit

On September 2, 2021, the Company entered into a revolving line of credit with Wells Fargo Bank National Association in a principal amount not exceeding $9,500,000. The line of credit was renewed on September 1, 2022, with a maturity date of August 31, 2023, and the available credit was reduced to $5,000,000. The outstanding amounts under the line of credit have an interest rate calculated as Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.5% per annum until paid in full. The balance on the line of credit was $0 as of March 31, 2023 and December 31, 2022. Management was in compliance with all financial covenants as of March 31, 2023 and December 31, 2022.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

4. Property and Equipment, net

Property and Equipment, net

Property and equipment, net is comprised of the following as of:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Factory equipment	$—	$—	$—	$66,276	$(43,051)	$23,225
Furniture and office equipment	315,427	(107,188)	208,239	318,795	(211,529)	107,266
Leasehold improvements	36,489	(16,235)	20,254	34,946	(15,148)	19,798
	$351,916	$(123,423)	$228,493	$420,017	$(269,728)	$150,289

Depreciation expense was $36,231 for the three months ended March 31, 2023. Depreciation expense was $142,819 for the three months ended March 31, 2022.

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

In the fourth quarter of 2022, the Company entered into purchase agreements for the sale of the production equipment for a sales price of $800,000. The book value exceeded the fair market value and, as such, the Company recorded impairment charges of $3,105,435, included in general and administrative expenses. In the first quarter of 2023, consideration amounting $218,165 was received and $581,835 was receivable and included in other current assets as of March 31, 2023.

5. Goodwill and Intangible Assets, Net

Goodwill

The carrying amount of goodwill attributed to the acquisition of Picky Bars was $6,486,000 as of the acquisition date. In the last month of the first quarter of 2022, management determined the sustained decline in stock price, coupled with changes in market conditions, was a triggering event. The Company performed a qualitative and quantitative analysis on the Company's goodwill for impairment, concluding that the fair value of goodwill as calculated using a discounted cash flow model exceeds the carrying value, this indicating that goodwill is impaired. As such, the Company recorded a goodwill impairment of $6,486,000 for the three months ended March 31, 2022. There was no goodwill as of March 31, 2023 or December 31, 2022.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Intangible Assets, Net

Intangible Assets, net is comprised of the following:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names (10 years)	$890,827	$(26,725)	$864,102	$890,827	$—	$890,827
Recipes (10 years)	330,000	(63,250)	266,750	330,000	(55,000)	275,000
Social media agreements (3 years)	80,000	(51,111)	28,889	80,000	(44,444)	35,556
Software (3 years)	131,710	(51,055)	80,655	131,710	(40,975)	90,735
Definite-lived intangible assets	1,432,537	(192,141)	1,240,396	1,432,537	(140,419)	1,292,118
Licensing agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$1,564,637	$(192,141)	$1,372,496	$1,564,637	$(140,419)	$1,424,218

The weighted-average useful life of all the Company’s intangible assets is 7.5 years.

For the three months ended March 31, 2023, amortization expense was $51,722. For the three months ended March 31, 2022, amortization expense was $141,482.

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

Based on the analysis of the qualitative factors above, management determined that with changes in market conditions and recent developments in the forecasts for e-commerce and wholesale sales of legacy Picky Bars products were triggering events.

The Company performed a qualitative and quantitative analysis, over the period May 1, 2021 through March 31, 2022 and from March 31, 2022 through December 31, 2022 on the Company's estimates of the fair values of acquired customer relationships utilizing the Multiperiod Excess Earnings Method variation of discounted cash-flow model, which exceeded the carrying value, indicating that these assets were impaired. In the three months ended March 31, 2022, the Company recorded impairment charges of $1,432,000, net of accumulated amortization. In the three months ended December 31, 2022, the Company recorded impairment charges of $344,006, net of accumulated amortization.

The Company performed a qualitative and quantitative analysis, over the period May 1, 2021 through March 31, 2022 and from March 31, 2022 through December 31, 2022, on the Company's estimates of the fair values of acquired trade names utilizing the Relief From Royalty Method variation discounted cash-flow model, which exceeded the carrying value, indicating that these assets were impaired. In the three months ended March 31, 2022, the Company recorded impairment charges of $108,000, net of accumulated amortization. In the three months ended December 31, 2022, the Company recorded impairment charges of $1,135,000, net of accumulated amortization.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to ten years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2023 (excluding the three months ended March 31, 2023)	$155,164
2024	189,108
2025	149,994
2026	139,899
2027	139,899
Thereafter	466,332
$1,240,396

6. Leases

Lessee

In accordance with ASC 842, Leases, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

reasonably assured to exercise.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

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

The Company leased its warehouse space under a commercial lease with RII Lundgren Mill, LLC, dated March 1, 2018. The lease commenced March 1, 2018 with monthly payments of $6,475, to escalate after 24 months by the lesser of 3% or the Consumer Price Index (“CPI”) adjustment. The initial lease term was ten years, and the Company had the option to renew the lease for two additional five-year periods.

The Company executed a second lease for additional warehouse and office space under a commercial lease with RII Lundgren Mill, LLC, dated December 17, 2018. The lease commenced on July 1, 2019 with monthly payments of $12,784, to escalate after 24 months by the lesser of 3% or the CPI adjustment. However, for accounting purposes the lease commencement date was June 6, 2019. The initial lease term was ten years.

The Company executed a third lease for additional warehouse and office space under a commercial lease with RII Lundgren Mill, LLC, dated October 1, 2021. The lease commenced on October 1, 2021 with monthly payments of $38,869, to escalate after 24 months by the lesser of 3% or the CPI adjustment. The initial lease term was ten years.

The Company executed a lease cancellation agreement dated December 12, 2022. Under this agreement, the Company's three leases with RII Lundgren Mill, LLC, were terminated effective January 31, 2023, and agreed to pay $1,550,000, of which $500,000 was remitted in 2022 and $1,050,000 was satisfied in the first quarter of 2023. The Company ceased to realize any operational benefit from the leases as of December 31, 2022, and recorded losses on lease termination consisting of the write off of the related right of use assets, net of lease liabilities, as well as the lease termination fee, for a total of $3,596,365, which were included in General and administrative expenses for the year ended December 31, 2022.

The Company assumed an operating lease in the acquisition of Picky Bars, LLC on May 3, 2021. The Company pays monthly rent of $4,609, which escalates by 3% in months 15, 27, 39, and 51. The initial lease term is 62 months, and the Company has the option to renew the lease for two additional three-year periods.

The Company entered into a sublease agreement with Somatic Experiencing Trauma Institute with a commencement date of January 1, 2023, for a 5,257 square foot office space in Boulder, Colorado which serves as the Company's new headquarters. This lease will expire on July 1, 2027. The Company will owe $99,883 in the first twelve months, which will increase by 3% on the first day of each succeeding year.

The components of lease expense were as follows:

Three Months Ended March 31, 2023
Operating leases
Operating lease cost	$38,547
Variable lease cost	12,915
Operating lease expense	51,462
Short-term lease rent expense	115,763
Total rent expense	$167,225

Three Months Ended March 31, 2023
Operating cash flows - operating leases	$31,315
Right-of-use assets obtained in exchange for operating lease liabilities	$352,501

March 31, 2023
Weighted-average remaining lease term – operating leases (in years)	3.9
Weighted-average discount rate – operating leases	6.51%

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2023, future minimum payments during the next five years and thereafter are as follows:

2023 (excluding the three months ended March 31, 2023)	$103,442
2024	138,800
2025	126,714
2026	109,145
2027	56,209
Thereafter	—
Total	534,310
Less imputed interest	(69,373)
Operating lease liabilities	$464,937

Lessor

The Company executed a sublease agreement of the Picky Bars, LLC operating lease on March 1, 2022. The lease commenced on April 1, 2022. The sublessee pays monthly rent of $4,889 beginning August 1, 2022, to escalate after 12 months by 3%. The initial lease term expires on April 30, 2025. The lease meets all of the criteria of an operating lease and is accordingly recognized straight line over the lease term with a related sublease rental asset accounting for abatements and initial direct costs. The Company had $17,398 and $18,846 of sublease rental assets as of March 31, 2023 and December 31, 2022, respectively, included in prepaid and other current assets on the unaudited consolidated condensed balance sheets.

The components of rental income were as follows:

Three Months Ended March 31, 2023
Operating leases
Operating lease income	$14,055
Variable lease income	5,318
Total rental income	$19,373

As of March 31, 2023, future minimum payments to be received during the next five years and thereafter are as follows:

2023 (excluding the three months ended March 31, 2023)	45,177
2024	61,640
2025	20,749
Thereafter	—
Total	$127,566

7. Deferred Tax Assets and Liabilities

The Company had a tax net loss for the three months ended March 31, 2023 and 2022, and therefore has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions as well as subject to franchise taxes considered income taxes under ASC 740. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022

Income tax benefit at statutory rates	$873,910	$2,968,062
Valuation allowance for deferred tax assets	(856,116)	(2,947,086)
Stock-based compensation	(6,328)	(12,642)
Other benefit, net	(23,888)	(14,108)
Reported income tax expense	$(12,422)	$(5,774)
Effective tax rate:	0.3%	0.0%

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

The Company’s deferred tax assets and liabilities consisted of the following as of:

	March 31, 2023	December 31, 2022
Noncurrent deferred tax assets:
Net operating loss carryforwards	$18,702,775	$17,428,266
Intangible assets	2,203,570	2,382,397
Property and equipment	1,623,706	1,660,954
Research and development credits	324,266	300,105
Accrued expenses	522,147	766,385
Right of use asset	2,418	524
Bad debt allowance	46,435	20,282
Charitable contributions	38,908	38,557
Unexercised options	1,103,334	1,136,475
Capitalized research and development costs	216,822	194,320
Total noncurrent deferred tax assets	24,784,381	23,928,265
Valuation allowance	(24,784,381)	(23,928,265)
Total net noncurrent deferred tax liabilities	$—	$—

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not that they will be realized; if not, a valuation allowance is required to be recorded. As of March 31, 2023, the Company did not provide a current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. Management has determined that it was not more likely than not that the deferred tax assets would be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company may reduce the valuation allowance against definite-lived deferred tax assets at such a time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The Company has recorded a provision for state income taxes and a corresponding current state tax payable of approximately $12,000.

The changes in the valuation allowance for deferred tax assets and liabilities for the three months ended March 31, 2023 and 2022 were net increases of $0.9 million and $3.5 million, respectively. At March 31, 2023 and December 31, 2022, the Company had NOLs totaling approximately $127.4 million and $118.3 million, respectively. At March 31, 2023 and December 31, 2022, the Company had federal NOLs totaling approximately $1.9 million from 2017 and prior years that can be carried forward for 20 years, which begin to expire in 2036. At March 31, 2023 and December 31, 2022, the Company had federal NOLs totaling approximately $72.3 million and $67.3 million, respectively from 2018 and subsequent years that can be carried forward indefinitely. At March 31, 2023 and December 31, 2022, the Company had state NOLs totaling $53.2 million and $49.1 million, respectively, that can be carried forward for between 15 and 20 years. At March 31, 2023 and December 31, 2022, the Company had credits totaling $0.7 million that can be carried forward for between 5 and 20 years.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

8. Stock Incentive Plan

The Company adopted an incentive plan (the “2020 Omnibus Incentive Plan”) on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to Company employees, employees of the Company’s affiliates, non-employee directors and certain consultants and advisors. As of March 31, 2023, the Company is authorized to award 1,124,160 shares under the 2020 Omnibus Incentive Plan. Previously, the Company had adopted its 2018 Equity Incentive Plan and 2016 Stock Incentive Plan (together with the 2020 Omnibus Incentive Plan, the “Stock Incentive Plans”), under which the Company had issued stock options and restricted stock units. Following the effective date of the 2020 Omnibus Incentive Plan, no additional awards may be made under the 2018 Equity Incentive Plan or 2016 Stock Incentive Plan. The Stock Incentive Plans were established to provide eligible individuals with an incentive to contribute to the Company’s success and to operate and manage the Company’s business in a manner that will provide for its long-term growth and profitability and that will benefit the Company’s shareholders and other stakeholders, including employees and customers. The Stock Incentive Plans are also intended to provide a means of recruiting, rewarding, and retaining key personnel.

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

The following tables summarize the Company’s stock option activity:

	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2023	921,657	$6.86	8.00	$—
Granted	—	—
Exercised/released	—	—
Cancelled/forfeited	(24,164)	$9.99
Balance at March 31, 2023	897,493	$6.78	7.74	$—
Exercisable at March 31, 2023	318,041	$8.72	5.43	$—

	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2022	747,800	$11.51	6.57	$1,143,013
Granted	216,660	$3.99
Exercised/released	(1,750)	$8.14
Cancelled/forfeited	(74,317)	$17.96
Balance at March 31, 2022	888,393	$10.97	7.10	$283,924
Exercisable at March 31, 2022	531,278	$8.73	5.84	$283,924

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model. ASC 718, “Compensation- Stock Compensation” (“ASC 718”), requires the use of the fair-value-based method for measuring the value of stock-based compensation. For the three months ended March 31, 2023 there were no stock options granted. The estimated fair value of each grant of stock options awarded during the three months ended March 31, 2022 was determined using the following assumptions:

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

For the three months ended March 31, 2022, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

Three Months Ended March 31,
2022
Weighted-average expected volatility	52.05%
Weighted-average expected term (years)	6.25
Weighted-average expected risk-free interest rate	1.71%
Dividend yield	—
Weighted-average fair value of options granted	$3.99

Restricted Stock Units

The following tables summarize the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2023	504,420	$4.22	2.94	$2,127,734
Granted	—	—
Exercised/released	(13,146)	$11.30
Cancelled/forfeited	(16,279)	$5.98
Balance at March 31, 2023	474,995	$3.96	2.67	$1,881,278

	Number of RSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2022	90,630	$32.91	2.17	$2,982,931
Granted	135,777	$8.36
Exercised/released	(5,473)	$43.02
Cancelled/forfeited	(14,253)	$36.79
Balance at March 31, 2022	206,681	$16.25	3.01	$3,358,749

The Company estimates the fair value of each restricted stock unit using the fair value of the Company’s stock on the date of grant.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

Market-Based Stock Units

The following tables summarize the Company’s market-based stock unit ("MSU") activity:

	Number of MSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2023	31,083	$43.53	0.60	$1,353,043
Granted	—	—
Exercised/released	—	—
Cancelled/forfeited	(9,769)	$43.53
Balance at March 31, 2023	21,314	$43.53	0.42	$927,798

	Number of MSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2022	160,301	$43.53	1.20	$6,977,903
Granted	—	—
Exercised/released	—	—
Cancelled/forfeited	(76,821)	$43.53
Balance at March 31, 2022	83,480	$43.53	0.96	$3,633,884

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

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC 718 to equity awards:

	Three months ended March 31, 2023	Unrecognized compensation cost related to non-vested awards as of March 31, 2023	Weighted-average remaining vesting period as of March 31, 2023 (years)
Stock options	$61,488	$988,272	2.92
RSUs	158,715	1,450,692	2.89
MSUs	(72,568)	33,615	0.84
Total stock-based compensation	$147,635	$2,472,579	2.88

	Three months ended March 31, 2022	Unrecognized compensation cost related to non-vested awards as of December 31, 2022	Weighted-average remaining vesting period as of December 31, 2022 (years)
Stock options	$106,449	$1,173,758	3.24
RSUs	363,338	1,707,145	2.91
MSUs	(464,462)	71,059	1.09
ESPP	5,471	—	—
Total stock-based compensation	$10,796	$2,951,962	3.07

During the three months ended March 31, 2023 and 2022, there were forfeitures of MSU awards of certain members of executive leadership of $91,563 and $883,324 representing discrete reversals of stock compensation expense to the periods.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

9. Earnings per Share

Basic earnings (loss) per share is determined by dividing the net loss attributable to Laird Superfood, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist of employee stock options and restricted stock units. The dilutive effect of employee stock options, restricted stock units, and market-based stock units by the Company are calculated using the treasury stock method. Basic earnings per share is reconciled to diluted earnings per share in the following table:

	Three Months Ended March 31,
	2023	2022
Net loss	$(4,143,910)	$(14,139,402)
Weighted average shares outstanding - basic and diluted	9,213,723	9,095,441
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	1,393,802	1,097,778
Basic and diluted:
Net loss per share, basic and diluted	$(0.45)	$(1.55)

10. Concentrations

The Company had 81% of trade accounts receivable from three customers as of March 31, 2023. The Company had 68% of trade accounts receivable from two customers as of December 31, 2022.

The Company had 23% of accounts payable due to two vendors as of March 31, 2023. The Company had 41% of accounts payable due to two vendors as of December 31, 2022.

The Company sold a substantial portion of products to three customers (41%) for the three months ended March 31, 2023. As of March 31, 2023, the amount due from these customers was $2,773,484. The Company sold a substantial portion of products to two customers (22%) for the three months ended March 31, 2022. As of March 31, 2022, the amount due from these customer(s) included in accounts receivable was $526,274.

The Company purchased a substantial portion of products from two suppliers (42%) for the three months ended March 31, 2023. The Company purchased a substantial portion of products from two suppliers (75%) for the three months ended March 31, 2022.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. China, Indonesia, and Vietnam geographically accounted for approximately 36% of our total raw materials and packaging purchases for the three months ended March 31, 2023. Indonesia and Vietnam geographically accounted for approximately 75% of our total raw materials and packaging purchases for the three months ended March 31, 2022.

11. Related Party

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

Marketing Agreements

The Company has an influencer agreement with Gabby Reece to provide certain marketing services. In connection with these services, in the three months ended March 31, 2023 and 2022, advertising expenses totaling $89,788 and $10,500, respectively, were included in sales and marketing expenses in the consolidated condensed statements of operations. As of March 31, 2023 and December 31, 2022, amounts payable to Gabby Reece of $48,327 and $16,500, respectively, were included in accrued expenses in the consolidated condensed balance sheets.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Consolidated Financial Statements

12. Revenue Recognition

The Company’s primary source of revenue is sales of coffee creamers, hydration and beverage enhancing supplements, harvest snacks and other food items, and coffee, tea and hot chocolate products. The Company recognizes revenue when control of the promised good is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various shipping terms applicable to the Company’s sales. Each delivery or shipment made to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collect the sales price under normal credit terms. Additionally, the Company estimates the impact of certain common practices employed by us and other manufacturers of consumer products, such as scan-based trading, product rebate and other pricing allowances, product returns, trade promotions, sales broker commissions and slotting fees. These estimates are recorded at the end of each reporting period.

In accordance with ASC 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended March 31,
	2023		2022
	$	% of Total	$	% of Total
Coffee creamers	$5,117,359	63%	$5,454,407	58%
Hydration and beverage enhancing supplements	670,851	8%	1,457,431	16%
Harvest snacks and other food items	1,753,026	22%	1,686,791	18%
Coffee, tea, and hot chocolate products	1,969,295	24%	1,816,184	19%
Other	29,729	—%	238,324	3%
Gross sales	9,540,260	117%	10,653,137	114%
Shipping income	303,226	4%	248,192	3%
Returns and discounts	(1,730,548)	(21)%	(1,561,316)	(17)%
Sales, net	$8,112,938	100%	$9,340,013	100%

The Company generates revenue through two channels: e-commerce and wholesale:

	Three Months Ended March 31,
	2023		2022
	$	% of Total	$	% of Total
E-commerce	$4,427,681	55%	$5,423,951	58%
Wholesale	3,685,257	45%	3,916,062	42%
Sales, net	$8,112,938	100%	$9,340,013	100%

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

	January 1, 2022	December 31, 2022	March 31, 2023
Accounts receivable, net	$1,268,718	$1,494,469	$2,908,864
Contract assets	$8,316	$57,249	$3,379
Contract liabilities	$(200,914)	$(443,227)	$(300,489)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is a supplement to and should be read in conjunction with the unaudited consolidated condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Net sales decreased to $8.1 million for the three months ended March 31, 2023 from $9.3 million for the three months ended March 31, 2022. The first quarter of 2023 delivered strong results in line with our annual operating plan. Wholesale net sales grew 20% sequentially compared to the fourth quarter of 2022, driven by distribution expansion in the natural channel and improved velocities in our coffee creamer segment due to the new branding and packaging. Wholesale net sales declined 6% compared to the first quarter of 2022 due to the timing of Club sales. E-commerce channel sales decreased 18% year over year driven by significant planned reductions in marketing media spend as well as out of stocks related to the product quality withdrawal issue as we rebuilt our inventory.

Our e-commerce business is two-pronged and consists of direct-to-consumer sales (lairdsuperfood.com and pickybars.com) and Amazon.com. For the three months ended March 31, 2023 and 2022, the e-commerce business made up 55% and 58% of our net sales, respectively. Lairdsuperfood.com and pickybars.com are platforms that provide an authentic brand experience for our customers that drives engagement and provides feedback for future product development. We view our proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. Content on our websites allows Laird Superfood to educate consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for 81% of direct-to-consumer sales for the three months ended March 31, 2023.

For the three months ended March 31, 2023 and 2022, Wholesale made up 45% and 42% of our net sales, respectively. Laird Superfood products are sold through a diverse set of wholesale channels, including conventional, natural and specialty grocery, club, food service, and drug stores. The diversity of our wholesale channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

Exit activities

The Company ceased in-house production and fulfillment activities at the end of 2022 and moved to a third party outsourced model for manufacturing and fulfillment. As part of this transition, the Company disposed of unusable inventory, terminated its leases of manufacturing facilities effective January 31, 2023, and eliminated substantially all production and fulfillment labor. Manufacturing equipment, furniture, tools, and internal-use production software were sold or abandoned and were impaired accordingly in the fourth quarter of 2022. Final transition costs were incurred in the first quarter of 2023 and there are no further expected costs. This move was undertaken to transform our supply chain to a variable cost model that drastically reduces our overhead costs and allows for significant gross margin expansion. See Note 1 to the unaudited consolidated condensed financial statements elsewhere in this Quarterly Report on Form 10-Q.

Product quality issue

In the first quarter of 2023, we discovered a product quality issue with coconut milk powder from one of our suppliers and immediately initiated a voluntary product withdrawal and contacted all impacted wholesale customers and e-commerce consumers to aggressively pull back as much as of the affected product as possible. In connection with this withdrawal, we incurred costs associated with inventory obsolescence, quality testing, and remedial discounts and replacement orders of $0.5 million in the fourth quarter of 2022 and $0.4 million in the first quarter of 2023. In addition, we implemented a robust new sensory testing program to prevent future quality issues.

Key Factors Affecting our Performance

We believe that our future performance will depend on many factors, including the following:

Ability to Grow Our Customer Base in both E-commerce and Traditional Wholesale Distribution Channels

We are currently seeking to grow our customer base through both paid and organic online channels, as well as by expanding our presence in a variety of physical wholesale distribution channels. E-commerce customer acquisitions typically occur at our websites, lairdsuperfood.com and pickybars.com, and Amazon.com. Our e-commerce customer acquisition program includes paid and unpaid social media, search, display and traditional media. Our products are also sold through a growing number of wholesale channels. Wholesale customers include grocery chains, natural food outlets, club stores, drug stores, and food service customers including coffee shops, gyms, restaurants, hospitality venues and corporate dining services, among others. Customer acquisition in physical wholesale channels depends on, among other things, paid promotions through retailers, display and traditional media.

Ability to Manage Co-Manufacturer and Third-Party Logistics Relationships

All of our production and logistics is handled by third-parties, and our performance will be highly dependent on the ability of these partners to produce and deliver our products in a timely manner and to our standards and at a reasonable cost.

Ability to Acquire and Retain Customers at a Reasonable Cost

We believe an ability to consistently acquire and retain customers at a reasonable cost relative to projected lifetime value will be a key factor affecting future performance. To accomplish this goal, we intend to balance advertising spend between online and offline channels, as well as balancing more targeted and measurable “direct response” marketing spend with advertising focused on increasing our long-term brand recognition, where success attribution is less directly measurable on a near-term basis.

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

Cost of Goods Sold

Our cost of goods sold consists primarily of raw material costs, labor costs directly related to producing our products, including wages and benefits, shipping costs, lease expenses and other factory overhead costs related to various aspects of production, warehousing, and shipping.

Operating Expenses

Our operating expenses consist of general and administrative, research and product development, and sales and marketing expenses.

Income Taxes

Due to our history of operating losses and expectation of future operating losses, we do not expect any significant income tax expenses and benefits for the foreseeable future.

Results of Operations

Comparison of the three months ended March 31, 2023 (“Q1 2023”) and March 31, 2022 (“Q1 2022”)

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
Sales, net	$8,112,938	$9,340,013	$(1,227,075)	(13)%
Cost of goods sold	(6,239,062)	(7,390,203)	1,151,141	(16)%
Gross profit	1,873,876	1,949,810	(75,934)	(4)%
Gross margin	23.1%	20.9%
General and administrative	2,998,444	11,828,644	(8,830,200)	(75)%
Research and product development	83,866	103,833	(19,967)	(19)%
Sales and marketing	3,094,048	3,971,640	(877,592)	(22)%
Total operating expenses	6,176,358	15,904,117	(9,727,759)	(61)%
Operating loss	(4,302,482)	(13,954,307)	9,651,825	(69)%
Other income (expense)	170,994	(179,321)	350,315	(195)%
Loss before income taxes	(4,131,488)	(14,133,628)	10,002,140	(71)%
Income tax expense	(12,422)	(5,774)	(6,648)	115%
Net loss	$(4,143,910)	$(14,139,402)	$9,995,492	(71)%

Sales, Net

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
Sales, net	$8,112,938	$9,340,013	$(1,227,075)	(13)%

Net sales decreased to $8.1 million in Q1 2023 from $9.3 million in Q1 2022. The decline was primarily due to an 18% decline in our e-commerce channels, driven by out of stocks on Amazon and DTC related to the product quality issue as well as planned reductions in media spend in the DTC channel. Wholesale sales decreased by 6% driven primarily by $0.2 million of discounts for replacement products related to the product quality issue discovered in the first quarter of 2023. Otherwise, Wholesale sales were flat year over year as growth in Retail sales was offset by the timing of Club orders.

Cost of Goods Sold

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
Costs of goods sold	$(6,239,062)	$(7,390,203)	$1,151,141	(16)%

Cost of goods sold decreased to $6.2 million in Q1 2023 from $7.4 million in Q1 2022 in line with sales, with favorability as we begin to realize the benefits of the transition to a variable cost co-manufacturing model. Further, Q1 2023 included $0.1 million of inventory obsolescence charges related to a product quality issue which was identified in the first quarter of 2023.

Gross Profit

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
Gross profit	$1,873,876	$1,949,810	$(75,934)	(4)%

Gross profit decreased to $1.9 million in Q1 2023 from $1.9 million in Q1 2022. Gross margin improved to 23.1% in Q1 2023 from 20.9% in Q1 2022 driven by the transition to a co-manufactured model, offset in part by $0.4 million in one-time charges related to a product quality issue which was identified in Q1 2023.

Operating Expenses

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
Operating expenses
General and administrative	$2,998,444	$11,828,644	$(8,830,200)	(75)%
Research and product development	83,866	103,833	(19,967)	(19)%
Sales and marketing	3,094,048	3,971,640	(877,592)	(22)%
Total operating expenses	$6,176,358	$15,904,117	$(9,727,759)	(61)%

General and administrative expenses decreased to $3.0 million in Q1 2023 from $11.8 million in Q1 2022, primarily due to impairment of goodwill and long-lived acquisition intangible assets of $8.0 million in the first quarter of 2022, as well as reduced personnel costs and other general and administrative expenses following the exit activities in the fourth quarter of 2022.

Research and product development expenses were $0.1 million in Q1 2023 and Q1 2022. We are focused on strengthening the performance of current product offerings.

Sales and marketing expenses decreased to $3.1 million in Q1 2023 from $4.0 million in Q1 2022, primarily due to planned reduction in inefficient spend and lower personnel costs.

Other Income (Expense)

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
Other income (expense)	$170,994	$(179,321)	$350,315	(195)%

Other income (expense) is composed of interest income and expense, rental income, income and losses related to investment securities available-for-sale, and other non-operating gains and losses.

Cash Flows

Comparison of the three months ended March 31, 2023 and 2022:

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities	$(6,054,262)	$(3,601,973)
Cash flows from investing activities	135,737	7,811,897
Cash flows from financing activities	(4,410)	14,248
Net change in cash	$(5,922,935)	$4,224,172

Cash Flows from Operating Activities

Cash used in operating activities was $6.1 million for Q1 2023 as compared to $3.6 million used in Q1 2022. The increase in cash burn is driven by increasing accounts receivable levels, as well as decreases in current liabilities which included a $1.0 million payment in connection with the Sisters lease exit.

Cash Flows from Investing Activities

Cash provided by investing activities was $0.1 million for Q1 2023 as compared to cash provided by investing activities of $7.8 million for Q1 2022. The change is primarily due to proceeds from the sale of available-for-sale securities in the first quarter of 2022.

Cash Flows from Financing Activities

Cash used in financing activities was $4.4 thousand for Q1 2023 compared to $14.2 thousand of cash provided in Q1 2022, primarily related to inflows from stock option exercises.

Liquidity and Capital Resources

As of March 31, 2023, we had incurred accumulated net losses of $100.3 million, including operating losses of $4.3 million and $14.0 million for Q1 2023 and Q1 2022, respectively. We expect to incur additional operating losses as we continue efforts to grow our business, however we took several strategic steps in 2022 to optimize spending and improve gross margins. These steps include transitioning out of in-house manufacturing to a third party co-manufactured model, closing manufacturing facilities and offices in Sisters, Oregon, several rounds of organizational restructuring reducing our workforce, reducing marketing and administrative investment through eliminating non-essential spend. We will continue to seek to optimize spending and expand gross margins. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering, as well as lines of credit and term loans.

Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs. Cash used in operations was $6.1 million and $3.6 million for Q1 2023 and Q1 2022, respectively.

As of March 31, 2023, we had $11.9 million of cash-on-hand and $5.0 million of available borrowings under our lines of credit. As of December 31, 2022, we had $17.8 million of cash-on-hand and investments and $5.0 million of available borrowings under our lines of credit. As of March 31, 2023, and December 31, 2022, we had no outstanding notes payable and no amounts were outstanding under our lines of credit.

Our future capital requirements will depend on many factors, including our ability to execute to our planned sales growth and the continued improvement of our operating margins, the enhancement of our product platforms, the introduction of new products, and acquisition activity. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•
The Company has lease arrangements for corporate office space. As of March 31, 2023, the Company had fixed lease payment obligations of $0.5 million, with $0.1 million payable within 12 months.
•
As of March 31, 2023, $6.0 million of current liabilities were accrued related to short term operating activities and personnel costs.
•
Advertising and marketing expenditures were $2.1 million in YTD 2023 and $2.9 million in YTD 2022. We expect to continue to invest in these activities as part of the strategic expansion of sales volume, however, we have made strategic shifts to reduce and improve the efficacy of future customer acquisition costs.

We expect to continue to incur operating losses for the foreseeable future and may require additional capital resources to continue to grow our business. Our management concluded that our recurring losses from operations, our limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about our ability to continue as a going concern for the twelve months following the date of this report.

Segment Information

We have one operating segment and one reportable segment. Our Chief Executive Officer reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Condensed Financial Statements in Part II, Item 8 of the 2022 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s consolidated condensed financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2022 Form 10-K.

Recent Accounting Pronouncements

See Recently Issued Accounting Pronouncements in Note 1 to our unaudited consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Emerging Growth Company Status

As a company with less than $1.235 billion in annual gross revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

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

We may take advantage of these provisions until the end of the fiscal year in which the fifth anniversary of our IPO occurs, or such earlier time when we no longer qualify as an emerging growth company. We would cease to be an emerging growth company on the earlier of (1) the last day of the fiscal year (a) in which we have more than $1.235 billion in annual gross revenue or (b) in which we have more than $700 million in market value of our capital stock held by non-affiliates, or (2) the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all these reduced burdens.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended of March 31, 2023, aside from those described above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

We are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

The following risk factor disclosures should be read in conjunction with the risk factors described in the Company's 2022 Form 10-K and subsequent periodic filings with the SEC. We are supplementing the risk factors previously disclosed in such filings to include the following updated risk factors:

Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern.

Our unaudited consolidated condensed financial statements for the quarter ended March 31, 2023 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded that our recurring losses from operations, our limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about our ability to continue as a going concern for the twelve months following the date of this report.

As reflected in the accompanying unaudited consolidated condensed financial statements, the Company had cash and cash equivalents of $11.9 million and an accumulated deficit of $100.3 million at March 31, 2023, and cash used in operations was $6.1 million in the three months ended March 31, 2023. The Company has had operating losses and net outflows of cash since inception, reporting an average cash used in operations of $4.4 million per quarter, and we expect to continue to generate operating losses for the foreseeable future. There can be no assurance that the Company will be able to raise additional funds, whether through public offerings, private placements or otherwise, on terms acceptable to the Company or at all. If we are delayed in completing or are unable to raise additional funds, we may seek to reduce our cash outflows, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation and dissolution could be significantly lower than the values reflected in our unaudited consolidated condensed financial statements and an investor could lose all or part of its investment in our equity. In addition, the perception that we may not be able to continue as a going concern may have an adverse impact on our business due to concerns about our ability to meet our future contractual obligations or pursue additional strategic transactions.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on the Company’s operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10 and March 12, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank (“SVB”), and Signature Bank, respectively, after each bank was unable to continue their operations. These events exposed vulnerabilities in the banking sector, including legal uncertainties, significant deposit outflows, volatility and contagion risk, and caused market prices of regional bank stocks to plummet.

We have not experienced any adverse impact to our current and projected business operations, financial condition and results of operations as a result of the SVB, Signature Bank or other recent bank failures; however, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. Therefore, while it is not currently possible to predict the potential impact that the failure of SVB, Signature Bank, or other bank failures could have on economic activity or our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

Although we expect to continue to assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

10.1#	De-registration of unsold or unissued securities under the Laird Superfood 2020 Employee Stock Purchase Plan.	S-8 POS	333-248985		5/2/2023

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Laird Superfood, Inc.
(Registrant)

Date: May 11, 2023	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer

Date: May 11, 2023	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer