Form 10-Q
period 2023-06-30
Laird Superfood, Inc.
filed 2023-08-10
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023 the registrant had 9,343,643 shares of common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2023	December 31, 2022
Assets
Current assets
Cash, cash equivalents, and restricted cash	$10,576,295	$17,809,802
Accounts receivable, net	1,814,461	1,494,469
Inventory, net	5,857,285	5,696,565
Prepaid expenses and other current assets, net	1,651,717	2,530,075
Total current assets	19,899,758	27,530,911
Noncurrent assets
Property and equipment, net	155,160	150,289
Fixed assets held-for-sale	—	800,000
Intangible assets, net	1,188,674	1,292,118
Related party license agreements	132,100	132,100
Right-of-use assets	417,172	133,922
Total noncurrent assets	1,893,106	2,508,429
Total assets	$21,792,864	$30,039,340
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,282,983	$1,080,267
Accrued expenses	3,748,178	6,295,640
Related party liabilities	34,857	16,500
Lease liabilities, current portion	126,580	59,845
Total current liabilities	6,192,598	7,452,252
Lease liabilities	305,836	76,076
Total liabilities	6,498,434	7,528,328
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 9,699,866 and 9,334,162 issued and outstanding at June 30, 2023, respectively; and 9,576,117 and 9,210,414 issued and outstanding at December 31, 2022, respectively.	9,335	9,210
Additional paid-in capital	119,071,283	118,636,834
Accumulated deficit	(103,786,188)	(96,135,032)
Total stockholders’ equity	15,294,430	22,511,012
Total liabilities and stockholders’ equity	$21,792,864	$30,039,340

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales, net	$7,724,091	$8,674,006	$15,837,029	$18,014,019
Cost of goods sold	(5,848,023)	(7,096,068)	(12,087,085)	(14,486,271)
Gross profit	1,876,068	1,577,938	3,749,944	3,527,748
General and administrative
Impairment of goodwill and long-lived assets	—	100,426	—	8,126,426
Other expense	2,616,177	2,535,099	5,614,621	6,337,743
Total general and administrative expenses	2,616,177	2,635,525	5,614,621	14,464,169
Research and product development	82,324	116,467	166,190	220,300
Sales and marketing
Advertising	1,155,789	1,567,465	2,316,997	3,359,202
Related party marketing agreements	125,198	22,750	264,525	33,250
Other expense	1,552,185	2,162,787	3,345,698	4,332,190
Total sales and marketing expenses	2,833,172	3,753,002	5,927,220	7,724,642
Total operating expenses	5,531,673	6,504,994	11,708,031	22,409,111
Operating loss	(3,655,605)	(4,927,056)	(7,958,087)	(18,881,363)
Other income (expense)	149,109	22,536	320,103	(156,785)
Loss before income taxes	(3,506,496)	(4,904,520)	(7,637,984)	(19,038,148)
Income tax expense	(750)	—	(13,172)	(5,774)
Net loss	$(3,507,246)	$(4,904,520)	$(7,651,156)	$(19,043,922)
Net loss per share:
Basic	$(0.38)	$(0.54)	$(0.83)	$(2.09)
Diluted	$(0.38)	$(0.54)	$(0.83)	$(2.09)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,284,585	9,132,632	9,249,738	9,114,527

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(3,507,246)	$(4,904,520)	$(7,651,156)	$(19,043,922)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	61,016
Total other comprehensive income	—	—	—	61,016
Comprehensive loss	$(3,507,246)	$(4,904,520)	$(7,651,156)	$(18,982,906)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2023	9,210,414	$9,210	$118,636,834	$—	$(96,135,032)	$22,511,012
Stock-based compensation	—	—	147,635			147,635
Restricted stock units issued, net of taxes	9,086	10	(4,420)	—	—	(4,410)
Net loss	—	—	—	—	(4,143,910)	(4,143,910)
Balances, March 31, 2023	9,219,500	$9,220	$118,780,049	$—	$(100,278,942)	$18,510,327
Stock-based compensation	—	—	306,076	—	—	306,076
Restricted stock units issued, net of taxes	114,662	115	(14,842)	—	—	(14,727)
Net loss	—	—	—	—	(3,507,246)	(3,507,246)
Balances, June 30, 2023	9,334,162	$9,335	$119,071,283	$—	$(103,786,188)	$15,294,430

	Stockholders’ Equity
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2022	9,094,539	$9,095	$117,903,455	$(61,016)	$(55,797,714)	$62,053,820
Stock-based compensation	—	—	10,796	—	—	10,796
Stock option exercises	1,750	1	14,247	—	—	14,248
Restricted stock units issued, net of taxes	5,164	5	(5)	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—	61,016	—	61,016
Net loss	—	—	—	—	(14,139,402)	(14,139,402)
Balances, March 31, 2022	9,101,453	$9,101	$117,928,493	$—	$(69,937,116)	$48,000,478
Stock-based compensation	—	—	(209,242)	—	—	(209,242)
Stock option exercises	43,553	44	49,956	—	—	50,000
Restricted stock units issued, net of taxes	13,897	14	(14)	—	—	—
Employee stock purchase plan shares issued	11,055	11	28,276	—	—	28,287
Recovery of short-swing profits	—	—	28,555	—	—	28,555
Net loss	—	—	—	—	(4,904,520)	(4,904,520)
Balances, June 30, 2022	9,169,958	$9,170	$117,826,024	$—	$(74,841,636)	$42,993,558

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(7,651,156)	$(19,043,922)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	163,532	574,361
Provision for inventory obsolescence	627,742	140,075
Impairment of goodwill and other long-lived assets	—	8,126,426
Other operating activities, net	620,226	567,740
Changes in operating assets and liabilities:
Accounts receivable	(371,355)	24,659
Inventory	(788,462)	1,337,457
Prepaid expenses and other current assets	1,328,709	1,258,290
Operating lease liability	(62,923)	(370,214)
Accounts payable	1,202,716	(475,332)
Accrued expenses	(2,529,105)	897,620
Net cash from operating activities	(7,460,076)	(7,536,658)
Cash flows from investing activities
Proceeds from sale of investment securities available-for-sale	—	8,513,783
Other investing activities, net	245,706	396,667
Net cash from investing activities	245,706	8,910,450
Cash flows from financing activities	(19,137)	121,090
Net change in cash and cash equivalents	(7,233,507)	1,494,882
Cash, cash equivalents, and restricted cash, beginning of period	17,809,802	23,049,234
Cash, cash equivalents, and restricted cash, end of period	$10,576,295	$24,544,116
Supplemental disclosures of cash flow information
Right-of-use assets obtained in exchange for operating lease liabilities	$344,382	$5,285,330
Supplemental disclosures of non-cash investing activities
Receivable from sale of assets held-for-sale included in other current assets at the end of the period	$450,351	$—
Imputed interest related to operating leases	$15,036	$96,976
Amounts reclassified from accumulated other comprehensive loss	$—	$61,016
Amounts reclassified from property, plant, and equipment to fixed assets held-for-sale	$—	$947,394
Amounts reclassified from property, plant, and equipment to intangible assets	$—	$153,691
Purchases of equipment included in deposits at the beginning of the period	$—	$372,507

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

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

Nature of Operations

Laird Superfood is an emerging consumer products platform focused on manufacturing and marketing highly differentiated, plant-based and functional foods. The core pillars of the Laird Superfood platform are Superfood Creamer coffee creamers, Hydrate hydration products and beverage enhancing supplements, harvest snacks and other food items, and functional roasted and instant coffees, teas and hot chocolate. The Company was founded in 2015.

Basis of Accounting

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the three and six months ended June 30, 2023 and 2022. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in our accompanying unaudited consolidated condensed financial statements.

Unaudited Interim Consolidated Condensed Financial Information

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The accompanying unaudited consolidated condensed financial statements and related financial information should be read in conjunction with the Company's fiscal year 2022 Form 10-K filed with the SEC on March 16, 2023. The unaudited consolidated condensed balance sheet as of December 31, 2022 was derived from the audited annual consolidated financial statements. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2023.

Use of Estimates

The preparation of the unaudited consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments include those related to allowances for doubtful accounts and returns, inventory obsolescence, goodwill, intangible assets, valuation allowance for deferred taxes, reserves on prepaid expenses, the discount rates used in determining right of use assets and related lease liabilities, valuation of inventory, trade and sales promotion liabilities, and fair value of stock-based compensation.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$10,476,770	$17,710,277
Restricted cash	99,525	99,525
Total cash, cash equivalents, and restricted cash	$10,576,295	$17,809,802

Amounts in restricted cash represent those that are required to be set aside by contractual agreement. On December 3, 2020, the Company entered into an agreement with Danone Manifesto Ventures, PBC, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. During the three and six months ended June 30, 2023, we contributed $0 to these projects. During the three and six months ended June 30, 2022 we contributed $10,068 and $14,839, respectively, to these projects. The restriction will be released upon the completion of the projects.

Cash equivalents in the amount of $6,325,000 as of June 30, 2023 were pledged to secure our revolving line of credit and company credit card limits. See Note 3 for additional information.

Cash, cash equivalents, and restricted cash balances that exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurable limits as of June 30, 2023 and December 31, 2022 totaled $462,616 and $2,747,721, respectively. The Company has never experienced any losses related to these balances. The Company’s cash, cash equivalents, and restricted cash are with what the Company believes to be a high-quality issuer and considers the risks associated with these funds in excess of FDIC insurable limits to be low.

Accounts Receivable, net

Accounts receivable, net consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for credit loss. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The primary indicators of the credit quality of our receivables are aging and payment history and are assessed on a quarterly basis. Our credit loss exposure is concentrated in our accounts receivable portfolio. Our allowance for credit losses is calculated using a loss-rate method based on historical experience and reasonable forecasts. Based on these factors, management determined an allowance for credit loss of $128,799 and $77,436 as of June 30, 2023 and December 31, 2022, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, or the value of consideration that can be received upon sale of said product, and approximate costs determined on the first-in first-out basis and consists primarily of raw materials and packaging and finished goods and include direct labor and allocable overhead. The following table presents the components of inventory, net of reserves, as of:

	June 30, 2023	December 31, 2022
Raw materials and packaging	$2,674,183	$3,764,804
Finished goods	3,183,102	1,931,761
Total inventory, net	$5,857,285	$5,696,565

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the three and six months ended June 30, 2023, the Company recorded $262,718 and $627,742, respectively, of inventory obsolescence and disposal costs. For the three and six months ended June 30, 2022, the Company recorded $135,645 and $140,075, respectively, of inventory obsolescence and disposal costs.

As of June 30, 2023 inventory reserves totaled $1,387,894. This is comprised of estimated reserves based on inventory turnover, quantities on hand, and expiration dates of $493,331, as well as raw materials and finished goods specifically identified for disposal related to a product quality issue of $552,909 and discontinued inventories of $341,744. As of December 31, 2022, inventory reserves totaled $1,545,033. This was comprised of estimated reserves based on inventory turnover, quantities on hand, and expiration dates of $746,966, reserves specifically identified for disposal related to a product quality issue of $559,042 and discontinued inventories following exit activities of $239,025.

As of June 30, 2023 and December 31, 2022, the Company had a total of $262,251 and $897,108, respectively, of prepayments for future raw materials inventory which are included in prepaid expenses and other current assets, net on the unaudited consolidated condensed balance sheets.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Leases

We categorize leases at their inception as either operating, finance, or short-term leases. Lease agreements effective during the three and six months ended June 30, 2023 and 2022 cover, or covered, office space, warehouse and distribution space, vehicles, and equipment. All of our long-term leases are operating leases. Operating leases are included in right-of-use assets, current lease liabilities, and long-term lease liabilities in our unaudited consolidated condensed balance sheets.

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

Cost of Goods Sold

Cost of goods sold includes material, packaging, co-packing fees, distribution freight, labor and overhead costs incurred in the storage and distribution of products sold in the period. Material costs include the cost of products purchased. In 2023, labor and overhead costs consisted of indirect product costs and freight, and in 2022 also included wages and benefits for manufacturing, planning, and logistics personnel, depreciation, and facility costs.

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $1,294,999 and $2,869,314, respectively, for the three and six months ended June 30, 2023. Shipping and handling costs totaled $1,602,342 and $3,141,555 for the three and six months ended June 30, 2022. Income generated from shipping costs billed through to customers was included in Sales, net in the unaudited consolidated condensed statements of operations. Shipping income totaled $259,843 and $563,069, respectively, for the three and six months ended June 30, 2023. Shipping income totaled $291,410 and $539,602, respectively, for the three and six months ended June 30, 2022.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Research and Product Development

Amounts spent on research and development activities are expensed as incurred as Research and product development expense on the unaudited consolidated condensed statements of operations. Research and product development expense was $82,324 and $166,190, respectively, for the three and six months ended June 30, 2023. Research and product development expense was $116,467 and $220,300, respectively, for the three and six months ended June 30, 2022.

Advertising

Advertising costs are expensed when incurred. Advertising expenses for the three and six months ended June 30, 2023 were $1,155,789 and $2,316,997, respectively. Advertising expenses for the three and six months ended June 30, 2022 were $1,567,465 and $3,359,202, respectively.

Marketing

Marketing costs are expensed when incurred. Marketing expenses for the three and six months ended June 30, 2023 were $892,776 and $1,785,564, respectively. Marketing expenses for the three and six months ended June 30, 2022 were $1,096,025 and $2,158,670, respectively.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the unaudited consolidated condensed financial statements and consist of income taxes currently due and deferred tax assets and liabilities. The Company may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), stock-based compensation, right of use assets, and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, the Company recorded a deferred tax valuation allowance of $25,689,497 and $23,928,265 as of June 30, 2023 and December 31, 2022, respectively.

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

License Agreement – Indefinite Lived Intangible Asset

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the unaudited consolidated condensed balance sheets as of June 30, 2023 and December 31, 2022, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness and biographical information commencing on July 1, 2015. This contribution, which is reported on the unaudited consolidated condensed balance sheets as of June 30, 2023 and December 31, 2022, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On May 26, 2020, the Company executed a License and Preservation Agreement with Mr. Hamilton and Ms. Reece (the “2020 License”), which superseded the predecessor license and preservation agreement with both individuals. Among other modifications, the agreement (i) modified certain approval rights of Mr. Hamilton and Ms. Reece for use of their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing in the Company’s products, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred year term. No additional consideration was exchanged in connection with the agreement. As indefinite-lived intangibles, the Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the licensing agreements were less than the carrying amounts. Upon considering these factors, the Company determined it was more likely than not that the fair value of the 2020 License was not less than the carrying amount; therefore, the Company recognized no impairment for the three and six months ended June 30, 2023 and 2022.

Definite Lived Intangible Assets, net

Definite lived intangible assets are valued at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for amortization purposes range between 3 and 10 years. Amortization expense is allocated to general and administrative expense. For the three and six months ended June 30, 2023, amortization expenses were $51,722 and $103,444, respectively. For the three and six months ended June 30, 2022, amortization expenses were $103,741 and $245,223, respectively. The Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the definite lived intangible assets were less than the carrying amounts. There were no impairment charges in the three and six months ended June 30, 2023. In the last month of the first quarter of 2022, management determined the sustained decline in stock price, coupled with changes in market conditions, was a triggering event. Upon considering these factors, the Company determined it was more likely than not that the fair value was less than the carrying amounts of long-lived intangible assets; therefore, the Company recognized impairment charges of $0 and $1,540,000 for the three and six months ended June 30, 2022, respectively. See Note 5 for more information.

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets acquired and liabilities assumed in conjunction with a business combination. Goodwill is reviewed for impairment annually as of December 31, or whenever events occur or circumstances change that indicate goodwill may be impaired. In testing goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not (more than 50%) that the fair value of goodwill is less than its carrying amount. When performing a qualitative assessment, the Company evaluates factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of goodwill is less than its carrying amount, or if the Company chooses not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the fair value, not to exceed the total amount of goodwill. In the last month of the first quarter, management had determined the sustained decline in stock price, coupled with a change in market conditions, was determined to be a triggering event. The Company performed a qualitative and quantitative analysis on the Company's goodwill for impairment concluding that the fair value of goodwill as calculated using a discounted cash flow model exceeds the carrying value, indicating that goodwill was impaired. The Company recorded goodwill impairment charges of $0 and $6,486,000, respectively, during the three and six months ended June 30, 2022. There was no goodwill as of June 30, 2023 or December 31, 2022.

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years or older. The 401(k) plan was initiated on July 1, 2018. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. For the three and six months ended June 30, 2023 and 2022, the Company did not match employee contributions.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Exit and Disposal Costs

The Company follows the guidance in ASC 420, Exit or Disposal Cost Obligations, to record exit and disposal related costs. The Company recorded $8.7 million of exit and disposal costs in the fourth quarter of 2022 and insignificant residual costs in the six months ended June 30, 2023, associated with the closure of the Sisters, Oregon manufacturing sites and subsequent transition to a co-manufacturing model for all production and fulfillment. ASC 420 requires the recognition of costs associated with exit or disposal activities when they are incurred, generally the cease-use date. Exit and disposal activities are summarized below:

•
We entered into a lease termination agreement on December 12, 2022. All production activities taking place in the related properties ceased in December 2022. Pursuant to this agreement, our lease was fully terminated as of January 31, 2023, and we owed a total of $1.6 million in early lease termination costs of which $0.5 million was remitted in December 2022 and $1.1 million was satisfied in January 2023. We recognized lease termination costs, including the elimination of right of use assets net of lease liabilities, and early lease termination penalties, of $3.6 million which are included in General and Administrative Expenses for the year ended December 31, 2022.
•
We signed an asset purchase agreement with our new co-manufacturer for the sale of the majority of our production equipment for a purchase price of $0.8 million and an agreement to sell certain leasehold improvements for $0.1 million. Certain equipment, furniture, and leasehold improvements were abandoned upon exit of the lease. The net book value of this property exceeds the recoverability of the assets. As such, we recorded impairment charges of property, plant, and equipment and internal-use production software of $3.1 million and $0.1 million, respectively, which are included in General and Administrative Expenses for the year ended December 31, 2022. Consideration was received in the amount of $0.3 million in the first half of 2023 and consideration receivable of $0.5 million is included in Prepaid and other current assets on the unaudited consolidated condensed balance sheets as of June 30, 2023.
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

Loss Contingencies

We may be subject to contingencies arising in the ordinary course of business, such as product liability and other product-related litigation, commercial litigation, environmental claims and proceedings, government investigations and guarantees and indemnifications. In assessing contingencies related to legal and environmental proceedings that are pending against the Company, or unasserted claims that are probable of being asserted, we record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. If an amount within a range of loss appears to be a better estimate than any other amount within the range, we accrue that amount. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, we accrue the lowest amount in the range. We record anticipated recoveries under existing insurance contracts when recovery is assured.

As of June 30, 2023, $0.1 million of loss contingencies are included in accrued expenses. These relate to an ongoing class action lawsuit related to product labeling as a result of our failure to prevail on a motion to dismiss the matter. Contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. This contingency could result in increased expenses and/or losses, including damages, fines and/or civil penalties, and/or plaintiff legal fees, which could be substantial. We believe that our claims and defenses in this matter are substantial, but litigation is inherently unpredictable and excessive verdicts do occur. We do not believe that these matters will have a material adverse effect on our financial position. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of matters, which could have a material adverse effect on our results of operations and/or our cash flows in the period in which the amounts are accrued or paid. Our assessments, which result from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Going Concern

The unaudited consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited consolidated condensed financial statements, the Company has $10.6 million of cash and cash equivalents, and cash used in operations was $7.5 million in the six months ended June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months from the date of this Quarterly Report on Form 10-Q.

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

At the end of the fourth quarter of 2022, the Company transitioned to a variable cost third-party co-manufacturing business model. As part of this transition, the Company greatly reduced overhead costs while simultaneously improving margins. Cash used in operations in the first half of 2023 is inclusive of costs which were incurred in connection with the exit and disposal activities, annual bonus payments, discounts for replacement orders, as well as out of stock items following a product quality issue which resulted in reduced top line revenue for the impacted SKUs in the quarter. These factors exacerbate the cash used in the first half of the year. Even with a product quality issue impacting net sales and costs of goods sold we have already realized margin improvements to 23.7% in the first half of 2023 compared to 14.5% for fiscal year 2022. Management has specific plans to further improve gross margins, optimize marketing spend, and cut selling, general, and administrative costs later in the year which management believes will significantly reduce expected future cash outlays.

The unaudited consolidated condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments,” as modified by subsequently issued ASUs 2018-19 (issued November 2018), 2019-04 (issued April 2019), 2019-05 (issued May 2019), 2019-11 (issued November 2019), 2020-02 (issued February 2020) and 2020-03 (issued March 2020). Topic 326 modifies the measurement and recognition of credit losses for most financial assets and certain other instruments, requiring the use of forward-looking expected credit loss models based on historical experience, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. It also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard requires a modified retrospective approach with a cumulative effect adjustment to retained earnings. ASU 2016-13 is effective for the Company’s annual periods beginning after December 15, 2022, including interim periods within those fiscal years. We adopted ASU 2016-13 in the first quarter of 2023. The adoption had no impact on our unaudited consolidated condensed financial position, results of operations, or cash flows.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the unaudited consolidated condensed financial statements are available to be issued. The Company has evaluated events and transactions subsequent to June 30, 2023 for potential recognition of disclosure in the unaudited consolidated condensed financial statements. There were no such subsequent events.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets, as of:

	June 30, 2023	December 31, 2022
Prepaid insurance	$256,966	$761,147
Prepaid inventory	262,251	897,108
Prepaid subscriptions and license fees	319,393	292,622
Prepaid advertising	117,317	166,872
Deposits	185,223	134,896
Other current assets	510,567	277,430
Prepaid and other current assets	$1,651,717	$2,530,075

3. Revolving Lines of Credit

On September 2, 2021, the Company entered into a revolving line of credit with Wells Fargo Bank National Association in a principal amount not exceeding $9,500,000. The line of credit was renewed on September 1, 2022, with a maturity date of August 31, 2023, and the available credit was reduced to $5,000,000. The outstanding amounts under the line of credit have an interest rate calculated as Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.5% per annum until paid in full. The balance on the line of credit was $0 as of June 30, 2023 and December 31, 2022. Management was in compliance with all financial covenants as of June 30, 2023 and December 31, 2022.

On August 10, 2017, the Company entered into a revolving line of credit with East Asset Management, LLC (“East”) in a principal amount not exceeding the lesser of the borrowing base or $3,000,000. The outstanding amounts under the line of credit had a fixed interest rate of 15% per annum until paid in full and the line of credit had a maturity date of August 10, 2022. The loan agreement was closed on May 19, 2022.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Property and Equipment, net

Property and Equipment, net

Property and equipment, net is comprised of the following as of:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Factory equipment	$—	$—	$—	$66,276	$(43,051)	$23,225
Furniture and office equipment	216,975	(89,982)	126,993	318,795	(211,529)	107,266
Leasehold improvements	46,276	(18,109)	28,167	34,946	(15,148)	19,798
	$263,251	$(108,091)	$155,160	$420,017	$(269,728)	$150,289

Depreciation expense was $23,857 and $60,088 for the three and six months ended June 30, 2023, respectively. Depreciation expense was $186,319 and $329,138 for the three and six months ended June 30, 2022, respectively.

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

In the fourth quarter of 2022, the Company entered into purchase agreements for the sale of the production equipment for a sales price of $800,000. The book value exceeded the fair market value and, as such, the Company recorded impairment charges of $3,105,435, included in general and administrative expenses. In the first half of 2023, consideration amounting to $349,649 was received and $450,351 was receivable and included in other current assets as of June 30, 2023.

5. Goodwill and Intangible Assets, Net

Goodwill

The carrying amount of goodwill attributed to the acquisition of Picky Bars was $6,486,000 as of the acquisition date. In the last month of the first quarter of 2022, management determined the sustained decline in stock price, coupled with changes in market conditions, was a triggering event. The Company performed a qualitative and quantitative analysis on the Company's goodwill for impairment, concluding that the fair value of goodwill as calculated using a discounted cash flow model exceeds the carrying value, this indicating that goodwill is impaired. As such, the Company recorded a goodwill impairment of $0 and $6,486,000 for the three and six months ended June 30, 2022. There was no goodwill as of June 30, 2023 or December 31, 2022.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible Assets, Net

Intangible Assets, net is comprised of the following:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names (10 years)	$890,827	$(53,450)	$837,377	$890,827	$—	$890,827
Recipes (10 years)	330,000	(71,500)	258,500	330,000	(55,000)	275,000
Social media agreements (3 years)	80,000	(57,778)	22,222	80,000	(44,444)	35,556
Software (3 years)	131,709	(61,134)	70,575	131,710	(40,975)	90,735
Definite-lived intangible assets	1,432,536	(243,862)	1,188,674	1,432,537	(140,419)	1,292,118
Licensing agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$1,564,636	$(243,862)	$1,320,774	$1,564,637	$(140,419)	$1,424,218

The weighted-average useful life of all the Company’s intangible assets is 7.3 years.

For the three and six months ended June 30, 2023, amortization expense was $51,722 and $103,444, respectively. For the three and six months ended June 30, 2022, amortization expense was $103,741 and $245,223, respectively.

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

Based on the analysis of the qualitative factors above, management determined that with changes in market conditions and recent developments in the forecasts for e-commerce and wholesale sales of legacy Picky Bars products were triggering events during the three months ended June 30, 2022 and December 31, 2022. There were no triggering events or impairment charges in the three and six months ended June 30, 2023.

The Company performed a qualitative and quantitative analysis, over the period May 1, 2021 through March 31, 2022 and from March 31, 2022 through December 31, 2022 on the Company's estimates of the fair values of acquired customer relationships utilizing the Multiperiod Excess Earnings Method variation of discounted cash-flow model, which exceeded the carrying value, indicating that these assets were impaired. In the three and six months ended June 30, 2022, the Company recorded impairment charges of $0 and $1,432,000, respectively, net of accumulated amortization. In the three months ended December 31, 2022, the Company recorded impairment charges of $344,006, net of accumulated amortization.

The Company performed a qualitative and quantitative analysis, over the period May 1, 2021 through March 31, 2022 and from March 31, 2022 through December 31, 2022 on the Company's estimates of the fair values of acquired trade names utilizing the Relief From Royalty Method variation discounted cash-flow model, which exceeded the carrying value, indicating that these assets were impaired. In the three and six months ended June 30, 2022, the Company recorded impairment charges of $0 and $108,000, respectively, net of accumulated amortization. In the three months ended December 31, 2022, the Company recorded impairment charges of $1,135,000, net of accumulated amortization.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to ten years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2023 (excluding the six months ended June 30, 2023)	$106,855
2024	195,931
2025	156,818
2026	146,723
2027	146,723
Thereafter	435,624
$1,188,674

6. Leases

Lessee

In accordance with ASC 842, Leases, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and, thereafter, if modified. The lease term includes any renewal options that the Company is

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

reasonably assured to exercise.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company executed a lease cancellation agreement dated December 12, 2022. Under this agreement, the Company's three leases with RII Lundgren Mill, LLC, were terminated effective January 31, 2023, and the Company agreed to pay $1,550,000, of which $500,000 was remitted in 2022 and $1,050,000 was satisfied in the first quarter of 2023. The Company ceased to realize any operational benefit from the leases as of December 31, 2022, and recorded losses on lease termination consisting of the write off of the related right of use assets, net of lease liabilities, as well as the lease termination fee, for a total of $3,596,365, which were included in General and administrative expenses for the year ended December 31, 2022.

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

The components of lease expense were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating leases
Operating lease cost	$38,085	$76,169
Variable lease cost	5,554	18,468
Operating lease expense	43,639	94,637
Short-term lease rent expense	56,960	173,187
Total rent expense	$100,599	$267,824

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating leases
Operating lease cost	$267,106	$534,213
Variable lease cost	27,635	80,638
Operating lease expense	294,741	614,851
Short-term lease rent expense	68,957	103,498
Total rent expense	$363,698	$718,349

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating cash flows - operating leases	$62,923	$370,214
Right-of-use assets obtained in exchange for operating lease liabilities	$344,382	$5,285,330

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term – operating leases (in years)	3.5	8.3
Weighted-average discount rate – operating leases	6.56%	3.75%

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2023, future minimum payments during the next five years and thereafter are as follows:

2023 (excluding the six months ended June 30, 2023)	$63,509
2024	138,800
2025	126,715
2026	109,145
2027	56,210
Total	494,379
Less imputed interest	(61,963)
Operating lease liabilities	$432,416

Lessor

The Company executed a sublease agreement of the Picky Bars, LLC operating lease on March 1, 2022. The lease commenced on April 1, 2022. The sublessee pays monthly rent of $4,889 beginning August 1, 2022, to escalate after 12 months by 3%. The initial lease term expires on April 30, 2025. The lease meets all of the criteria of an operating lease and is accordingly recognized straight line over the lease term with a related sublease rental asset accounting for abatements and initial direct costs. The Company had $15,657 and $18,846 of sublease rental assets as of June 30, 2023 and December 31, 2022, respectively, included in prepaid and other current assets on the unaudited consolidated condensed balance sheets.

The components of rental income were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating leases
Operating lease income	$14,055	$28,110
Variable lease income	5,318	10,635
Total rental income	$19,373	$38,745

As of June 30, 2023, future minimum payments to be received during the next five years and thereafter are as follows:

2023 (excluding the six months ended June 30, 2023)	30,216
2024	61,640
2025	20,748
Total	$112,604

7. Deferred Tax Assets and Liabilities

The Company had a tax net loss for the three and six months ended June 30, 2023 and 2022, and therefore has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions as well as subject to franchise taxes considered income taxes under ASC 740. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022

Income tax benefit at statutory rates	$1,604,134	$2,968,062
Valuation allowance for deferred tax assets	(1,625,391)	(2,947,086)
Stock-based compensation	(17,634)	(12,642)
Other benefit, net	25,719	(14,108)
Reported income tax expense	$(13,172)	$(5,774)
Effective tax rate:	0.2%	0.0%

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s deferred tax assets consisted of the following as of:

	June 30, 2023	December 31, 2022
Noncurrent deferred tax assets:
Net operating loss carryforwards	$19,201,198	$17,428,266
Intangible assets	2,163,563	2,382,397
Property and equipment	1,554,492	1,660,954
Research and development credits	348,427	300,105
Accrued expenses	866,024	766,385
Right of use asset	3,993	524
Bad debt allowance	33,736	20,282
Charitable contributions	40,782	38,557
Unexercised options	1,235,230	1,136,475
Capitalized research and development costs	242,052	194,320
Total noncurrent deferred tax assets	25,689,497	23,928,265
Valuation allowance	(25,689,497)	(23,928,265)
Total net deferred tax assets	$—	$—

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not that they will be realized; if not, a valuation allowance is required to be recorded. As of June 30, 2023, the Company did not provide a current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. Management has determined that it was not more likely than not that the deferred tax assets would be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company may reduce the valuation allowance against definite-lived deferred tax assets at such a time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The Company has recorded a provision for state income taxes and a corresponding current state tax payable of approximately $14,350.

The changes in the valuation allowance for deferred tax assets and liabilities for the six months ended June 30, 2023 and 2022 were net increases of $1.8 million and $4.5 million, respectively. At June 30, 2023 and December 31, 2022, the Company had NOLs totaling approximately $131.3 million and $118.6 million, respectively. At June 30, 2023 and December 31, 2022, the Company had federal NOLs totaling approximately $1.9 million from 2017 and prior years that can be carried forward for 20 years, which begin to expire in 2036. At June 30, 2023 and December 31, 2022, the Company had federal NOLs totaling approximately $74.4 million and $67.5 million, respectively from 2018 and subsequent years that can be carried forward indefinitely. At June 30, 2023 and December 31, 2022, the Company had state NOLs totaling $55.0 million and $49.3 million, respectively, that can be carried forward for between 15 and 20 years. At June 30, 2023 and December 31, 2022, the Company had credits totaling $0.4 million and $0.3 million, respectively, that can be carried forward for between 5 and 20 years.

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

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

8. Stock Incentive Plan

The Company adopted an incentive plan (the “2020 Omnibus Incentive Plan”) on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to Company employees, employees of the Company’s affiliates, non-employee directors and certain consultants and advisors. As of June 30, 2023, the Company is authorized to award 1,124,160 shares under the 2020 Omnibus Incentive Plan. Previously, the Company had adopted its 2018 Equity Incentive Plan and 2016 Stock Incentive Plan (together with the 2020 Omnibus Incentive Plan, the “Stock Incentive Plans”), under which the Company had issued stock options and restricted stock units. Following the effective date of the 2020 Omnibus Incentive Plan, no additional awards may be made under the 2018 Equity Incentive Plan or 2016 Stock Incentive Plan. The Stock Incentive Plans were established to provide eligible individuals with an incentive to contribute to the Company’s success and to operate and manage the Company’s business in a manner that will provide for its long-term growth and profitability and that will benefit the Company’s shareholders and other stakeholders, including employees and customers. The Stock Incentive Plans are also intended to provide a means of recruiting, rewarding, and retaining key personnel.

Stock Options

The Stock Incentive Plans prescribe various terms and conditions for the award of options and the total number of shares authorized for this purpose. For options, the strike price is equal to the fair value of the Company’s stock price at the date of grant. Generally, options become exercisable based on years of service and vesting schedules, and expire after (i) a period of ten years from the date of grant, (ii) three months following the date of termination of employment from the Company, (iii) one year following the date of termination from the Company by reason of death or disability, (iv) the date of termination of employment for cause, or (v) the fifth anniversary of the date of the grant if it is held by a 10 percent or greater stockholder.

The following tables summarize the Company’s stock option activity:

	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2023	921,657	$6.86	8.00	$—
Granted	400,000	$0.81
Exercised/released	—	$—
Cancelled/forfeited	(24,164)	$9.99
Balance at June 30, 2023	1,297,493	$4.94	7.74	$—
Exercisable at June 30, 2023	318,041	$8.72	5.18	$—

	Options Activity	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2022	747,800	$11.51	6.57	$1,143,013
Granted	453,498	$7.21
Exercised/released	(76,750)	$2.14
Cancelled/forfeited	(192,283)	$17.05
Balance at June 30, 2022	932,265	$9.02	7.81	$—
Exercisable at June 30, 2022	419,565	$9.76	5.82	$—

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model. ASC 718, Compensation - Stock Compensation (“ASC 718”), requires the use of the fair-value-based method for measuring the value of stock-based compensation. The estimated fair value of each grant of stock options awarded was determined using the following assumptions:

•
Expected Volatility. The expected volatility is based on the volatility of the historical stock prices of identified peer companies.
•
Expected Term. Due to the lack of a public market for the trading of shares of the Company’s common stock prior to the Company’s initial public offering that closed on September 25, 2020, and the lack of sufficient Company-specific historical data, the expected term of employee stock options is determined using the “simplified” method, as prescribed in SEC Staff Accounting Bulletin No. 107, Share Based Payments, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
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

The grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	Six Months Ended June 30,
	2023	2022
Weighted-average expected volatility	57.96%	52.36%
Weighted-average expected term (years)	6.25	6.25
Weighted-average expected risk-free interest rate	3.50%	2.27%
Dividend yield	—	—
Weighted-average fair value of options granted	$0.55	$2.79

Restricted Stock Units

The following tables summarize the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2023	504,420	$4.22	2.94	$2,127,734
Granted	645,000	$—
Exercised/released	(141,361)	$4.25
Cancelled/forfeited	(16,293)	$6.00
Balance at June 30, 2023	991,766	$1.99	2.86	$1,968,741

	Number of RSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2022	90,630	$32.91	2.17	$2,982,931
Granted	445,702	$4.74
Exercised/released	(19,061)	$26.92
Cancelled/forfeited	(27,037)	$31.01
Balance at June 30, 2022	490,234	$7.64	3.26	$3,747,835

The Company estimates the fair value of each restricted stock unit using the fair value of the Company’s stock on the date of grant.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Market-Based Stock Units

The following tables summarize the Company’s market-based stock unit ("MSU") activity:

	Number of MSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2023	31,083	$43.53	0.60	$1,353,043
Granted	—	$—
Exercised/released	—	$—
Cancelled/forfeited	(9,769)	$43.53
Balance at June 30, 2023	21,314	$43.53	0.29	$927,798

	Number of MSUs	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Vesting Term (years)	Aggregate Fair Value
Balance at January 1, 2022	160,301	$43.53	1.20	$6,977,903
Granted	—	$—
Exercised/released	—	$—
Cancelled/forfeited	(129,218)	$43.53
Balance at June 30, 2022	31,083	$43.53	0.87	$1,353,043

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

Employee Stock Purchase Plan

On September 25, 2020, the Company established an Employee Stock Purchase Plan (“ESPP”) which allows employees of the Company to purchase common stock of the Company through accumulated payroll deductions. Offerings under this plan have a duration of six months. On the exercise date, the participant may acquire a maximum of 650 shares per participant, per offering period, at the lower of 85% of the market value of a share of our common stock on the enrollment date or the exercise date. Participants may terminate their interest in a given offering or a given exercise period by withdrawing all of their accumulated payroll deductions at any time prior to the end of the offering period. The fair value of the estimated number of shares to be issued under each offering was determined using a component valuation model. This plan was terminated in the fourth quarter of 2022.

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC 718 to equity awards:

	Three months ended June 30, 2023	Six months ended June 30, 2023	Unrecognized compensation cost related to non-vested awards as of June 30, 2023	Weighted-average remaining vesting period as of June 30, 2023 (years)
Stock options	$100,196	$161,684	$1,090,875	2.91
RSUs	195,915	354,630	23,651	2.74
MSUs	9,965	(62,603)	1,777,578	0.59
Total stock-based compensation	$306,076	$453,711	$2,892,104	2.79

Cost of goods sold	$780	$(116)	$6,120	1.99
General and administrative	286,682	421,924	2,632,234	2.73
Sales and marketing	18,614	31,903	253,750	3.43
Total stock-based compensation	$306,076	$453,711	$2,892,104	2.79

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended June 30, 2022	Six months ended June 30, 2022	Unrecognized compensation cost related to non-vested awards as of December 31, 2022	Weighted-average remaining vesting period as of December 31, 2022 (years)
Stock options	$80,408	$186,857	$1,173,758	3.24
RSUs	377,538	740,876	1,707,145	2.91
MSUs	(668,782)	(1,133,244)	71,059	1.09
ESPP	1,594	7,065	—	—
Total stock-based compensation	$(209,242)	$(198,446)	$2,951,962	3.07

Cost of goods sold	$10,086	$25,506	$14,354	2.56
General and administrative	(259,475)	(313,969)	2,734,728	2.93
Research and product development	2,298	(6,067)	2,517	0.73
Sales and marketing	37,849	96,084	200,363	3.84
Total stock-based compensation	$(209,242)	$(198,446)	$2,951,962	3.07

There were forfeitures of MSU awards of certain members of executive leadership of $0 and $149,735 for the three and six months ended June 30, 2023, and of $901,801 and $1,785,125 during the three and six months ended June 30, 2022, respectively, representing discrete reversals of stock compensation expense to the periods.

9. Earnings per Share

Basic earnings (loss) per share is determined by dividing the net loss attributable to Laird Superfood, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist of employee stock options, restricted stock units, and market based stock units. The dilutive effect of employee stock options, restricted stock units, and market-based stock units by the Company are calculated using the treasury stock method. Basic earnings per share is reconciled to diluted earnings per share in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(3,507,246)	$(4,904,520)	$(7,651,156)	$(19,043,922)
Weighted average shares outstanding - basic and diluted	9,284,585	9,132,632	9,249,738	9,114,527
Basic and diluted:
Net loss per share, basic and diluted	$(0.38)	$(0.54)	$(0.83)	$(2.09)
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	2,310,573	1,453,582	2,310,573	1,453,582

10. Concentrations

The Company had 78% of trade accounts receivable from three customers as of June 30, 2023. The Company had 68% of trade accounts receivable from two customers as of December 31, 2022.

The Company had 13% of accounts payable due to one vendor as of June 30, 2023. The Company had 41% of accounts payable due to two vendors as of December 31, 2022.

The Company sold a substantial portion of products to three customers (49%) and three customers (45%), respectively, for the three and six months ended June 30, 2023. As of June 30, 2023, the amount due from these customers was $1,608,326. The Company sold a substantial portion of products to two customers (21%) and one customer (12%) for the three and six months ended June 30, 2022. As of June 30, 2022, the amount due from these customers included in accounts receivable was $556,117.

The Company purchased a substantial portion of products from three suppliers (33%) and two suppliers (26%) for the three and six months ended June 30, 2023. The Company purchased a substantial portion of products from three suppliers (51%) and two suppliers (64%), respectively, for the three and six months ended June 30, 2022.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Indonesia geographically accounted for approximately 11% and 12%, respectively, of our total raw materials and packaging purchases for the three and six months ended June 30, 2023. Indonesia, Sri Lanka, and Vietnam geographically accounted for approximately 51% and 64% of our total raw materials and packaging purchases for the three and six months ended June 30, 2022.

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Related Party

FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would influence decision making shall be disclosed so that users of the financial statements can evaluate their significance. The Company conducts business with suppliers and service providers who are also stockholders of the Company. From time to time, service providers are offered shares of common stock as compensation for their services. Shares provided as compensation are calculated based on the grant date fair value of the service provided. Additional material related party transactions are noted below.

License Agreements

On May 26, 2020, the Company executed a License and Preservation Agreement which superseded the predecessor license and preservation agreement with both Mr. Hamilton and Ms. Reece. Among other modifications, the agreement (i) modified certain approval rights, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred-year term. No additional consideration was exchanged in connection with the agreement. See additional discussion related to the 2020 License in Note 1 of the unaudited consolidated condensed financial statements.

Marketing Agreements

The Company has an influencer agreement with Gabby Reece to provide certain marketing services. In connection with these services, in the three and six months ended June 30, 2023, advertising expenses totaling $125,198 and $264,525, respectively, were included in sales and marketing expenses in the unaudited consolidated condensed statements of operations. In the three and six months ended June 30, 2022, advertising expenses totaling $22,750 and $33,250, respectively, were included in sales and marketing expenses in the unaudited consolidated condensed statements of operations. As of June 30, 2023 and December 31, 2022, amounts payable to Gabby Reece of $34,847 and $16,500, respectively, were included in accrued expenses in the unaudited consolidated condensed balance sheets.

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

In accordance with ASC 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended June 30,
	2023		2022
	$	% of Total	$	% of Total
Coffee creamers	$4,636,807	60%	$4,694,975	54%
Hydration and beverage enhancing supplements	998,309	13%	1,296,779	15%
Harvest snacks and other food items	1,845,016	24%	1,713,441	20%
Coffee, tea, and hot chocolate products	1,973,437	26%	1,568,142	18%
Other	124,952	2%	419,390	5%
Gross sales	9,578,521	125%	9,692,727	112%
Shipping income	259,843	2%	291,410	3%
Returns and discounts	(2,114,273)	(27)%	(1,310,131)	(15)%
Sales, net	$7,724,091	100%	$8,674,006	100%

LAIRD SUPERFOOD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2023		2022
	$	% of Total	$	% of Total
Coffee creamers	$9,754,167	62%	$10,149,382	56%
Hydration and beverage enhancing supplements	1,669,159	11%	2,754,210	15%
Harvest snacks and other food items	3,598,042	23%	3,400,232	19%
Coffee, tea, and hot chocolate products	3,942,732	25%	3,384,327	19%
Other	154,681	1%	657,713	4%
Gross sales	19,118,781	122%	20,345,864	113%
Shipping income	563,069	2%	539,602	3%
Returns and discounts	(3,844,821)	(24)%	(2,871,447)	(16)%
Sales, net	$15,837,029	100%	$18,014,019	100%

The Company generates revenue through two channels: e-commerce and wholesale:

	Three Months Ended June 30,
	2023		2022
	$	% of Total	$	% of Total
E-commerce	$4,139,373	54%	$5,178,819	60%
Wholesale	3,584,718	46%	3,495,187	40%
Sales, net	$7,724,091	100%	$8,674,006	100%

	Six Months Ended June 30,
	2023		2022
	$	% of Total	$	% of Total
E-commerce	$8,567,054	54%	$10,602,770	59%
Wholesale	7,269,975	46%	7,411,249	41%
Sales, net	$15,837,029	100%	$18,014,019	100%

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

	January 1, 2022	December 31, 2022	June 30, 2023
Accounts receivable, net	$1,268,718	$1,494,469	$1,814,461
Contract assets	$8,316	$57,249	$101,220
Contract liabilities	$(200,914)	$(443,227)	$(348,121)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is a supplement to and should be read in conjunction with the unaudited consolidated condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and the section titled “Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Net sales were $7.7 million and $15.8 million, respectively, for the three and six months ended June 30, 2023 and were $8.7 million and $18.0 million, respectively, for the three and six months ended June 30, 2022. Wholesale net sales grew 3% in the second quarter of 2023 compared to same period prior year, driven by the Club channel, where net sales grew 18%, as well as distribution expansion in the natural channel and improved velocities in our coffee creamer segment due to new branding and packaging. E-commerce channel sales decreased 20% in the second quarter of 2023 driven by Amazon sales, as well as significant planned reductions in marketing media spend. Amazon sales were negatively impacted by inventory out of stocks related to the product quality withdrawal issue we experienced in the first quarter of 2023. We expect to fully mitigate the out of stock issue in the third quarter of 2023. Wholesale net sales for the first half of 2023 declined 2% compared to the first half of 2022 primarily due to elevated trade discounts in 2023. E-commerce channel sales for the first half of 2023 decreased 19% year over year driven by significant planned reductions in marketing media spend, as well as out of stocks related to the product quality withdrawal issue as we rebuilt our inventory.

Our e-commerce business is two-pronged and consists of direct-to-consumer sales (lairdsuperfood.com and pickybars.com) and Amazon.com. For the three and six months ended June 30, 2023, the e-commerce business made up 54% of net sales. For the three and six months ended June 30, 2022 the e-commerce business made up 60% and 59% of net sales, respectively. Lairdsuperfood.com and pickybars.com are platforms that provide an authentic brand experience for our customers that drives engagement and provides feedback for future product development. We view our proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. Content on our websites allows Laird Superfood to educate consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for 87% of direct-to-consumer sales for the six months ended June 30, 2023.

For the three and six months ended June 30, 2023, Wholesale made up 46% of our net sales. For the three and six months ended June 30, 2022, Wholesale made up 40% and 41% of our net sales, respectively. Laird Superfood products are sold through a diverse set of wholesale channels, including conventional, natural and specialty grocery, club, food service, and drug stores. The diversity of our wholesale channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

Exit activities

The Company ceased in-house production and fulfillment activities at the end of 2022 and moved to a third-party outsourced model for manufacturing and fulfillment. As part of this transition, the Company disposed of unusable inventory, terminated its leases of manufacturing facilities effective January 31, 2023, and eliminated substantially all production and fulfillment labor. Manufacturing equipment, furniture, tools, and internal-use production software were sold or abandoned and were impaired accordingly in the fourth quarter of 2022. Final transition costs were incurred in the first quarter of 2023 and there are no further expected costs. This move was undertaken to transform our supply chain to a variable cost third-party co-manufacturing business model that drastically reduces our overhead costs and allows for significant gross margin expansion. See Note 1 to the unaudited consolidated condensed financial statements elsewhere in this Quarterly Report on Form 10-Q.

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

Cost of Goods Sold

Cost of goods sold includes material, packaging, co-packing fees, distribution, freight, labor, and overhead costs incurred in the storage and distribution of products sold in the period. Material costs include the cost of products purchased. In 2023, labor and overhead costs consisted of indirect product costs and freight, and in 2022 also included wages and benefits for manufacturing, planning, and logistics personnel, depreciation, and facility costs.

Operating Expenses

Our operating expenses consist of general and administrative, research and product development, and sales and marketing expenses.

Income Taxes

Due to our history of operating losses and expectation of future operating losses, we do not expect any significant income tax expenses and benefits for the foreseeable future.

Results of Operations

Comparison of the three months ended June 30, 2023 (“Q2 2023”) and June 30, 2022 (“Q2 2022”)

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
Sales, net	$7,724,091	$8,674,006	$(949,915)	(11)%
Cost of goods sold	(5,848,023)	(7,096,068)	1,248,045	(18)%
Gross profit	1,876,068	1,577,938	298,130	19%
Gross margin	24.3%	18.2%
General and administrative	2,616,177	2,635,525	(19,348)	(1)%
Research and product development	82,324	116,467	(34,143)	(29)%
Sales and marketing	2,833,172	3,753,002	(919,830)	(25)%
Total operating expenses	5,531,673	6,504,994	(973,321)	(15)%
Operating loss	(3,655,605)	(4,927,056)	1,271,451	(26)%
Other income (expense)	149,109	22,536	126,573	562%
Loss before income taxes	(3,506,496)	(4,904,520)	1,398,024	(29)%
Income tax expense	(750)	—	(750)	100%
Net loss	$(3,507,246)	$(4,904,520)	$1,397,274	(28)%

Sales, Net

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
Sales, net	$7,724,091	$8,674,006	$(949,915)	(11)%

Net sales decreased to $7.7 million in Q2 2023 from $8.7 million in Q2 2022. The decline was primarily due to a 20% decline in our e-commerce channels, driven by out of stocks on Amazon and DTC related to the product quality issue as well as planned reductions in media spend in the DTC channel offset by 3% Wholesale growth.

Cost of Goods Sold

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
Costs of goods sold	$(5,848,023)	$(7,096,068)	$1,248,045	(18)%

Cost of goods sold decreased to $5.8 million in Q2 2023 from $7.1 million in Q2 2022 in line with sales, with favorability as we realize the benefits of the transition to a variable cost third-party co-manufacturing business model.

Gross Profit

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
Gross profit	$1,876,068	$1,577,938	$298,130	19%

Gross profit increased to $1.9 million in Q2 2023 from $1.6 million in Q2 2022. Gross margin improved to 24.3% in Q2 2023 from 18.2% in Q2 2022 driven by the transition to a co-manufactured model as well as price increases implemented in Q2 2023.

Operating Expenses

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
Operating Expenses
General and administrative	$2,616,177	$2,635,525	$(19,348)	(1)%
Research and product development	82,324	116,467	(34,143)	(29)%
Sales and marketing	2,833,172	3,753,002	(919,830)	(25)%
Total operating expenses	$5,531,673	$6,504,994	$(973,321)	(15)%

General and administrative expenses decreased to $2.6 million in Q2 2023 from $2.6 million in Q2 2022, primarily driven by increases in stock-based compensation due to executive forfeitures in Q2 2022.

Research and product development expenses were $0.1 million in Q2 2023 and Q2 2022. We are focused on strengthening the performance of current product offerings.

Sales and marketing expenses decreased to $2.8 million in Q2 2023 from $3.8 million in Q2 2022, primarily due to a planned reduction in inefficient spend and lower personnel costs.

Other Income

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
Other income	$149,109	$22,536	$126,573	562%

Other income is composed of interest income and expense, rental income, income and losses related to investment securities available-for-sale, and other non-operating gains and losses.

Comparison of the six months ended June 30, 2023 (“YTD 2023”) and June 30, 2022 (“YTD 2022”)

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
Sales, net	$15,837,029	$18,014,019	$(2,176,990)	(12)%
Cost of goods sold	(12,087,085)	(14,486,271)	2,399,186	(17)%
Gross profit	3,749,944	3,527,748	222,196	6%
Gross margin	23.7%	19.6%
General and administrative	5,614,621	14,464,169	(8,849,548)	(61)%
Research and product development	166,190	220,300	(54,110)	(25)%
Sales and marketing	5,927,220	7,724,642	(1,797,422)	(23)%
Total operating expenses	11,708,031	22,409,111	(10,701,080)	(48)%
Operating loss	(7,958,087)	(18,881,363)	10,923,276	(58)%
Other income (expense)	320,103	(156,785)	476,888	(304)%
Loss before income taxes	(7,637,984)	(19,038,148)	11,400,164	(60)%
Income tax expense	(13,172)	(5,774)	(7,398)	128%
Net loss	$(7,651,156)	$(19,043,922)	$11,392,766	(60)%

Sales, Net

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
Sales, net	$15,837,029	$18,014,019	$(2,176,990)	(12)%

Net sales decreased to $15.8 million in YTD 2023 from $18.0 million in YTD 2022. The decline was primarily due to a 19% decline in our e-commerce channels, driven by out of stocks on Amazon and DTC related to the product quality issue as well as planned reductions in media spend in the DTC channel. Wholesale sales decreased by 2% driven primarily by elevated trade promotional activity in YTD 2023 and timing of Club orders.

Cost of Goods Sold

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
Costs of goods sold	$(12,087,085)	$(14,486,271)	$2,399,186	(17)%

Cost of goods sold decreased to $12.1 million in YTD 2023 from $14.5 million in YTD 2022 in line with sales, with favorability as we realize the benefits of the transition to a variable cost third-party co-manufacturing business model.

Gross Profit

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
Gross profit	$3,749,944	$3,527,748	$222,196	6%

Gross profit increased to $3.7 million in YTD 2023 from $3.5 million in YTD 2022. Gross margin improved to 23.7% in YTD 2023 from 19.6% in YTD 2022, driven by benefits of the transition to a variable cost third-party co-manufacturing business model and pricing, offset in part by elevated promotional spend.

Operating Expenses

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
Operating expenses
General and administrative	$5,614,621	$14,464,169	$(8,849,548)	(61)%
Research and product development	166,190	220,300	(54,110)	(25)%
Sales and marketing	5,927,220	7,724,642	(1,797,422)	(23)%
Total operating expenses	$11,708,031	$22,409,111	$(10,701,080)	(48)%

General and administrative expenses decreased to $5.6 million in YTD 2023 from $14.5 million in YTD 2022, primarily due to impairment of goodwill and long-lived acquisition intangible assets of $8.0 million in the first quarter of 2022, as well as reduced personnel costs and other general and administrative expenses following the exit activities in the fourth quarter of 2022.

Research and product development expenses were $0.2 million in YTD 2023 and YTD 2022.

Sales and marketing expenses decreased to $5.9 million in YTD 2023 from $7.7 million in YTD 2022, primarily due to a planned reduction in inefficient spend and lower personnel costs.

Other Income (Expense)

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
Other income (expense)	$320,103	$(156,785)	$476,888	(304)%

Other income (expense) is composed of interest income and expense, rental income, income and losses related to investment securities available-for-sale, and other non-operating gains and losses.

Cash Flows

Comparison of the six months ended June 30, 2023 and 2022:

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities	$(7,460,076)	$(7,536,658)
Cash flows from investing activities	245,706	8,910,450
Cash flows from financing activities	(19,137)	121,090
Net change in cash	$(7,233,507)	$1,494,882

Cash Flows from Operating Activities

Cash used in operating activities was $7.5 million for YTD 2023 and 2022. Cash burn in the first quarter of 2023 of $6.1 million was elevated by increasing accounts receivable levels due to the timing of collections of large wholesale orders and decreases in current liabilities which included $1.1 million payments in connection with the Sisters lease exit and $0.6 million in severances and bonuses. In the second quarter of 2023, cash used in operations was $1.4 million, the improvement driven by reduction in accounts receivables due to collections timing and overall reduction in loss from operations following the change in business model.

Cash Flows from Investing Activities

Cash provided by investing activities was $0.2 million for YTD 2023 as compared to cash provided by investing activities of $8.9 million for YTD 2022. The change is primarily due to proceeds from the sale of available-for-sale securities in the first quarter of 2022 and assets held for sale in the second quarter of 2022.

Cash Flows from Financing Activities

Cash used in financing activities was $19.1 thousand for YTD 2023 compared to $121.1 thousand of cash provided in YTD 2022, primarily related to inflows from stock option exercises.

Liquidity and Capital Resources

As of June 30, 2023, we had incurred accumulated net losses of $103.8 million, including operating losses of $8.0 million and $18.9 million for YTD 2023 and YTD 2022, respectively. We expect to incur additional operating losses as we continue efforts to grow our business, however we took several strategic steps in 2022 to optimize spending and improve gross margins. These steps include transitioning out of in-house manufacturing to a third-party co-manufactured model, closing manufacturing facilities and offices in Sisters, Oregon, several rounds of organizational restructuring reducing our workforce, and reducing marketing and administrative investment through eliminating non-essential spend. We will continue to seek to optimize spending and expand gross margins. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering, our lines of credit, and term loans.

Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs. Cash used in operations was $7.5 million for YTD 2023 and 2022.

As of June 30, 2023, we had $10.6 million of cash-on-hand and $5.0 million of available borrowings under our lines of credit. As of December 31, 2022, we had $17.8 million of cash-on-hand and $5.0 million of available borrowings under our lines of credit. As of June 30, 2023, and December 31, 2022, we had no outstanding notes payable and no amounts were outstanding under our lines of credit.

Our future capital requirements will depend on many factors, including our ability to execute on our planned sales growth and the continued improvement of our operating margins, the enhancement of our product platforms, the introduction of new products, and acquisition activity. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•
The Company has lease arrangements for corporate office space. As of June 30, 2023, the Company had fixed lease payment obligations of $0.5 million, with $0.1 million payable within 12 months.
•
As of June 30, 2023, $6.1 million of current liabilities were accrued related to short term operating activities and personnel costs.
•
Advertising and marketing expenditures were $4.1 million in YTD 2023 and $5.5 million in YTD 2022. We expect to continue to invest in these activities as part of the strategic expansion of sales volume, however, we have made strategic shifts to reduce and improve the efficacy of future customer acquisition costs.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies” of the Notes to the Unaudited Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2022 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s unaudited consolidated condensed financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2022 Form 10-K.

Recent Accounting Pronouncements

See Recently Adopted Accounting Pronouncements in Note 1 to our unaudited consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended of June 30, 2023, aside from those described above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our unaudited consolidated condensed financial statements for the six months ended June 30, 2023 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded that our recurring losses from operations, our limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about our ability to continue as a going concern for the twelve months following the date of this report.

As reflected in the accompanying unaudited consolidated condensed financial statements, the Company had cash and cash equivalents of $10.6 million and an accumulated deficit of $103.8 million at June 30, 2023, and cash used in operations was $7.5 million in the six months ended June 30, 2023. We expect to continue to generate operating losses for the foreseeable future. There can be no assurance that the Company will be able to raise additional funds, whether through public offerings, private placements or otherwise, on terms acceptable to the Company or at all. If we are delayed in completing or are unable to raise additional funds, we may seek to reduce our cash outflows, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation and dissolution could be significantly lower than the values reflected in our unaudited consolidated condensed financial statements and an investor could lose all or part of its investment in our equity. In addition, the perception that we may not be able to continue as a going concern may have an adverse impact on our business due to concerns about our ability to meet our future contractual obligations or pursue additional strategic transactions.

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

Laird Superfood, Inc.
(Registrant)

Date: August 10, 2023	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer

Date: August 10, 2023	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer