Form 10-Q
period 2023-09-30
Laird Superfood, Inc.
filed 2023-11-09
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39537

Laird Superfood, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1589788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5303 Spine Road, Suite 204, Boulder, Colorado 80301

(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: (541) 588-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	LSF	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2023 the registrant had 9,349,445 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Key factors that could cause actual results to be different than expected or anticipated include, but are not limited to:

●	our limited operating history and ability to become profitable;

●	our ability to manage our growth, including our human resource requirements;

●	our reliance on third parties for raw materials and production of our products to our quality standards;

●	our future capital resources and needs, including our ability to continue as a going concern;

●	our ability to retain and grow our customer base;

●	our reliance on independent distributors for substantially all of our sales;

●	our ability to evaluate and measure our business, prospects and performance metrics;

●	our ability to compete and succeed in a highly competitive and evolving industry;

●	the health of the premium organic and natural food industry as a whole;

●	risks related to our intellectual property rights and developing a strong brand;

●	our reliance on key personnel, including Laird Hamilton and Gabrielle Reece;

●	regulatory risks;

●	risks of major bank failure, sustained financial market illiquidity, or illiquidity at our financial institutions;

●	the risk of substantial dilution from future issuances of our equity securities; and

●	the other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets
Cash, cash equivalents, and restricted cash	$7,425,050	$17,809,802
Accounts receivable, net	2,186,645	1,494,469
Inventory, net	6,552,571	5,696,565
Prepaid expenses and other current assets, net	1,436,035	2,530,075
Total current assets	17,600,301	27,530,911
Noncurrent assets
Property and equipment, net	138,604	150,289
Fixed assets held-for-sale	—	800,000
Intangible assets, net	1,136,953	1,292,118
Related party license agreements	132,100	132,100
Right-of-use assets	386,118	133,922
Total noncurrent assets	1,793,775	2,508,429
Total assets	$19,394,076	$30,039,340
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,869,458	$1,080,267
Accrued expenses	4,059,799	6,295,640
Related party liabilities	56,574	16,500
Lease liabilities, current portion	129,274	59,845
Total current liabilities	6,115,105	7,452,252
Lease liabilities	278,418	76,076
Total liabilities	6,393,523	7,528,328
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 9,709,347 and 9,343,643 issued and outstanding at September 30, 2023, respectively; and 9,576,117 and 9,210,414 issued and outstanding at December 31, 2022, respectively.	9,344	9,210
Additional paid-in capital	119,432,281	118,636,834
Accumulated deficit	(106,441,072)	(96,135,032)
Total stockholders’ equity	13,000,553	22,511,012
Total liabilities and stockholders’ equity	$19,394,076	$30,039,340

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales, net	$9,179,781	$8,844,845	$25,016,810	$26,858,864
Cost of goods sold	(6,332,624)	(6,773,029)	(18,419,709)	(21,259,300)
Gross profit	2,847,157	2,071,816	6,597,101	5,599,564
General and administrative
Impairment of goodwill and long-lived assets	—	—	—	8,126,426
Other expense	2,208,213	4,383,868	7,822,834	10,721,611
Total general and administrative expenses	2,208,213	4,383,868	7,822,834	18,848,037
Research and product development	40,123	115,077	206,313	335,377
Sales and marketing
Advertising	1,137,488	1,832,172	3,454,485	5,191,374
Related party marketing agreements	141,712	19,500	435,084	52,750
Other expense	2,106,690	1,539,185	5,423,541	5,871,375
Total sales and marketing expenses	3,385,890	3,390,857	9,313,110	11,115,499
Total operating expenses	5,634,226	7,889,802	17,342,257	30,298,913
Operating loss	(2,787,069)	(5,817,986)	(10,745,156)	(24,699,349)
Other income (expense)	132,185	79,777	452,288	(77,008)
Loss before income taxes	(2,654,884)	(5,738,209)	(10,292,868)	(24,776,357)
Income tax expense	—	—	(13,172)	(5,774)
Net loss	$(2,654,884)	$(5,738,209)	$(10,306,040)	$(24,782,131)
Net loss per share:
Basic	$(0.28)	$(0.63)	$(1.11)	$(2.71)
Diluted	$(0.28)	$(0.63)	$(1.11)	$(2.71)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,337,789	9,178,533	9,279,541	9,136,071

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(2,654,884)	$(5,738,209)	$(10,306,040)	$(24,782,131)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	61,016
Total other comprehensive income	—	—	—	61,016
Comprehensive loss	$(2,654,884)	$(5,738,209)	$(10,306,040)	$(24,721,115)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2023	9,210,414	$9,210	$118,636,834	$—	$(96,135,032)	$22,511,012
Stock-based compensation	—	—	147,635			147,635
Restricted stock units issued, net of taxes	9,086	10	(4,420)	—	—	(4,410)
Net loss	—	—	—	—	(4,143,910)	(4,143,910)
Balances, March 31, 2023	9,219,500	$9,220	$118,780,049	$—	$(100,278,942)	$18,510,327
Stock-based compensation	—	—	306,076	—	—	306,076
Restricted stock units issued, net of taxes	114,662	115	(14,842)	—	—	(14,727)
Net loss	—	—	—	—	(3,507,246)	(3,507,246)
Balances, June 30, 2023	9,334,162	$9,335	$119,071,283	$—	$(103,786,188)	$15,294,430
Stock-based compensation	—	—	364,936	—	—	364,936
Restricted stock units issued, net of taxes	9,481	9	(3,938)	—	—	(3,929)
Net loss	—	—	—	—	(2,654,884)	(2,654,884)
Balances, September 30, 2023	9,343,643	$9,344	$119,432,281	$—	$(106,441,072)	$13,000,553

	Stockholders’ Equity
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2022	9,094,539	$9,095	$117,903,455	$(61,016)	$(55,797,714)	$62,053,820
Stock-based compensation	—	—	10,796	—	—	10,796
Stock option exercises	1,750	1	14,247	—	—	14,248
Restricted stock units issued, net of taxes	5,164	5	(5)	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—	61,016	—	61,016
Net loss	—	—	—	—	(14,139,402)	(14,139,402)
Balances, March 31, 2022	9,101,453	$9,101	$117,928,493	$—	$(69,937,116)	$48,000,478
Stock-based compensation	—	—	(209,242)	—	—	(209,242)
Stock option exercises	43,553	44	49,956	—	—	50,000
Restricted stock units issued, net of taxes	13,897	14	(14)	—	—	—
Employee stock purchase plan shares issued	11,055	11	28,276	—	—	28,287
Recovery of short-swing profits	—	—	28,555	—	—	28,555
Net loss	—	—	—	—	(4,904,520)	(4,904,520)
Balances, June 30, 2022	9,169,958	$9,170	$117,826,024	$—	$(74,841,636)	$42,993,558
Stock-based compensation	—	—	483,426	—	—	483,426
Restricted stock units issued, net of taxes	30,512	31	(31)	—	—	—
Net loss	—	—	—	—	(5,738,209)	(5,738,209)
Balances, September 30, 2022	9,200,470	$9,201	$118,309,419	$—	$(80,579,845)	$37,738,775

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(10,306,040)	$(24,782,131)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	235,025	846,356
Stock-based compensation	818,647	284,980
Provision for inventory obsolescence	1,260,580	342,178
Impairment of goodwill and other long-lived assets	—	8,126,426
Other operating activities, net	398,052	527,740
Changes in operating assets and liabilities:
Accounts receivable	(937,876)	(417,670)
Inventory	(1,958,157)	1,061,152
Prepaid expenses and other current assets	1,061,879	2,242,703
Operating lease liability	(94,679)	(556,597)
Accounts payable	810,908	(62,080)
Accrued expenses	(2,217,484)	1,253,566
Net cash from operating activities	(10,929,145)	(11,133,377)
Cash flows from investing activities
Proceeds from sale of investment securities available-for-sale	—	8,513,783
Other investing activities, net	567,459	467,373
Net cash from investing activities	567,459	8,981,156
Cash flows from financing activities	(23,066)	121,090
Net change in cash and cash equivalents	(10,384,752)	(2,031,131)
Cash, cash equivalents, and restricted cash, beginning of period	17,809,802	23,049,234
Cash, cash equivalents, and restricted cash, end of period	$7,425,050	$21,018,103
Supplemental disclosures of cash flow information
Right-of-use assets obtained in exchange for operating lease liabilities	$344,382	$5,285,330
Supplemental disclosures of non-cash investing activities
Receivable from sale of assets held-for-sale included in other current assets at the end of the period	$126,268	$—
Receivable from sale of assets held-for-sale included in accrued expenses at the end of the period	$—	$28,240
Settlement recovery from business interruption claims included in other current assets	$158,429	$—
Amounts reclassified from accumulated other comprehensive loss	$—	$61,016
Amounts reclassified from property, plant, and equipment to fixed assets held-for-sale	$—	$947,394
Amounts reclassified from property, plant, and equipment to intangible assets	$—	$153,691
Purchases of equipment included in deposits at the beginning of the period	$—	$372,507

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

Basis of Accounting

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the three and nine months ended September 30, 2023 and 2022. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in our accompanying unaudited consolidated condensed financial statements.

Unaudited Interim Consolidated Condensed Financial Information

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The accompanying unaudited consolidated condensed financial statements and related financial information should be read in conjunction with the Company's fiscal year 2022 Form 10-K filed with the SEC on March 16, 2023. The unaudited consolidated condensed balance sheet as of December 31, 2022 was derived from the audited annual consolidated financial statements. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2023.

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash are highly liquid instruments with an original maturity of three months or less when purchased. For the purposes of the unaudited consolidated condensed statements of cash flows, the Company includes cash on hand, cash in clearing accounts, cash on deposit with financial institutions, investments with an original maturity of three months or less, and restricted cash in determining the total balance.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited consolidated condensed balance sheets.

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$7,136,639	$17,293,959
Restricted cash	288,411	515,843
Total cash, cash equivalents, and restricted cash	$7,425,050	$17,809,802

Amounts in restricted cash represent those that are required to be set aside by the following contractual agreements:

●

On December 3, 2020, the Company entered into an agreement with Danone Manifesto Ventures, PBC, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. As of September 30, 2023 and December 31, 2023, cash equivalents in the amount of $99,525 were restricted under this agreement. During the three and nine months ended September 30, 2023, we contributed $0 to these projects. During the three and nine months ended September 30, 2022, we contributed $1,864 and $16,703, respectively, to these projects. The restriction will be released upon the completion of the projects.

●	Cash equivalents of $530,000 were pledged to secure our company credit card limits. As of September 30, 2023 and December 31, 2022, respectively, $188,886 and $416,318 of these funds were restricted to collateralize borrowings against these company credit cards.

Cash, cash equivalents, and restricted cash balances that exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurable limits as of September 30, 2023 and December 31, 2022 totaled $416,684 and $2,747,721, respectively. The Company has never experienced any losses related to these balances. The Company’s cash, cash equivalents, and restricted cash are with what the Company believes to be a high-quality financial institution and considers the risks associated with these funds in excess of FDIC insurable limits to be low.

Accounts Receivable, net

Accounts receivable, net consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for credit loss. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The primary indicators of the credit quality of our receivables are aging and payment history and are assessed on a quarterly basis. Our credit loss exposure is concentrated in our accounts receivable portfolio. Our allowance for credit losses is calculated using a loss-rate method based on historical experience and reasonable forecasts. Based on these factors, management determined an allowance for credit loss of $323,136 and $77,436 as of September 30, 2023 and December 31, 2022, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, or the value of consideration that can be received upon sale of said product, and approximate costs determined on the first-in first-out basis and consists primarily of raw materials and packaging and finished goods and includes co-packing fees, indirect labor and allocable overhead. The following table presents the components of inventory, net of reserves, as of:

	September 30,	December 31,
	2023	2022
Raw materials and packaging	$1,854,333	$3,764,804
Finished goods	4,698,238	1,931,761
Total inventory, net	$6,552,571	$5,696,565

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the three and nine months ended September 30, 2023, the Company recorded $881,721 and $1,260,580, respectively, of inventory obsolescence and disposal costs. For the three and nine months ended September 30, 2022, the Company recorded $236,946 and $342,178, respectively, of inventory obsolescence and disposal costs.

As of September 30, 2023 inventory reserves totaled $1,614,840. This is comprised of estimated reserves based on inventory turnover, quantities on hand, and expiration dates of $473,888, as well as raw materials and finished goods specifically identified for disposal related to a product quality issue of $838,276 and discontinued inventories of $302,676. As of December 31, 2022, inventory reserves totaled $1,545,033. This was comprised of estimated reserves based on inventory turnover, quantities on hand, and expiration dates of $746,966, reserves specifically identified for disposal related to a product quality issue of $559,042 and discontinued inventories following exit activities of $239,025.

As of September 30, 2023 and December 31, 2022, the Company had a total of $482,585 and $897,108, respectively, of prepayments for future raw materials inventory which are included in prepaid expenses and other current assets, net on the unaudited consolidated condensed balance sheets.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

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

Fixed Assets Held-for-Sale

Long-lived assets identified by the Company for sale, which have met all criteria to be classified as held for sale, are disclosed separately on the unaudited consolidated condensed balance sheets. Fixed assets held for sale are measured at the lower of the assets carrying amount or fair value less costs to sell, and depreciation is no longer recorded. See Note 4 for more information.

Leases

In accordance with ASC 842, Leases, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We categorize leases at their inception as either operating, finance, or short-term leases and determine if an arrangement contains an embedded lease. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and, thereafter, if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. Lease agreements effective during the three and nine months ended September 30, 2023 and 2022 cover, or covered, office space, warehouse and distribution space, vehicles, and equipment. All of our long-term leases are operating leases. Operating leases are included in right-of-use assets, current lease liabilities, and long-term lease liabilities in our unaudited consolidated condensed balance sheets.

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

Leased assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use a secured incremental borrowing rate as the discount rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. For operating leases with variable payments dependent upon an index or rate that commenced subsequent to the adoption of ASC 842, Leases, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the unaudited consolidated condensed balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date we have the right to control the property.

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

Cost of Goods Sold

Cost of goods sold includes material, packaging, co-packing fees, distribution freight, indirect labor and overhead costs incurred in the storage and distribution of products sold in the period. Material costs include the cost of products purchased. In 2023, labor and overhead costs consisted of indirect labor, inbound freight for raw materials and warehouse rent, and in 2022 also included wages and benefits for manufacturing, planning, and logistics personnel, depreciation, and facility costs.

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $1,132,930 and $4,002,244, respectively, for the three and nine months ended September 30, 2023. Shipping and handling costs totaled $1,622,290 and $4,763,845 for the three and nine months ended September 30, 2022. Income generated from shipping costs billed through to customers was included in net sales in the unaudited consolidated condensed statements of operations. Shipping income totaled $214,982 and $778,051, respectively, for the three and nine months ended September 30, 2023. Shipping income totaled $289,505 and $829,107, respectively, for the three and nine months ended September 30, 2022.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Research and Product Development

Amounts spent on research and development activities are expensed as incurred as research and product development expense on the unaudited consolidated condensed statements of operations. Research and product development expense was $40,123 and $206,313, respectively, for the three and nine months ended September 30, 2023. Research and product development expense was $115,077 and $335,377, respectively, for the three and nine months ended September 30, 2022.

Advertising

Advertising costs are expensed when incurred. Advertising expenses for the three and nine months ended September 30, 2023 were $1,137,488 and $3,454,485, respectively. Advertising expenses for the three and nine months ended September 30, 2022 were $1,832,172 and $5,191,374, respectively.

Marketing

Marketing costs are expensed when incurred, and are included in other sales and marketing expenses on the unaudited consolidated condensed statements of operations. Marketing expenses for the three and nine months ended September 30, 2023 were $1,226,909 and $3,012,473, respectively. Marketing expenses for the three and nine months ended September 30, 2022 were $824,747 and $2,983,417, respectively.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the unaudited consolidated condensed financial statements and consist of income taxes currently due and deferred tax assets and liabilities. The Company may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), stock-based compensation, right of use assets, and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Due to the historical net loss position of the Company, the Company recorded a deferred tax valuation allowance of $26,661,284 and $23,928,265 as of  September 30, 2023 and  December 31, 2022, respectively.

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

License Agreement – Indefinite Lived Intangible Asset

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Mr. Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Mr. Hamilton’s name and likeness. This contribution, which was reported on the unaudited consolidated condensed balance sheets as of September 30, 2023 and December 31, 2022, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness and biographical information commencing on July 1, 2015. This contribution, which is reported on the unaudited consolidated condensed balance sheets as of September 30, 2023 and December 31, 2022, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

On May 26, 2020, the Company executed a License and Preservation Agreement with Mr. Hamilton and Ms. Reece (the “2020 License”), which superseded the predecessor license and preservation agreement with both individuals. Among other modifications, the agreement (i) modified certain approval rights of Mr. Hamilton and Ms. Reece for use of their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing in the Company’s products, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred year term. No additional consideration was exchanged in connection with the agreement. As indefinite-lived intangibles, the Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the licensing agreements were less than the carrying amounts. Upon considering these factors, the Company determined it was more likely than not that the fair value of the 2020 License was not less than the carrying amount; therefore, the Company recognized no impairment for the three and nine months ended September 30, 2023 and 2022.

Definite Lived Intangible Assets, net

Definite lived intangible assets are valued at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for amortization purposes range between 3 and 10 years. Amortization expense is allocated to general and administrative expense. For the three and nine months ended September 30, 2023, amortization expenses were $51,721 and $155,165, respectively. For the three and nine months ended September 30, 2022, amortization expenses were $104,201 and $349,424, respectively. The Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the definite lived intangible assets were less than the carrying amounts. There were no impairment charges in the three and nine months ended September 30, 2023. In the last month of the first quarter of 2022, management determined the sustained decline in stock price, coupled with changes in market conditions, was a triggering event. Upon considering these factors, the Company determined it was more likely than not that the fair value was less than the carrying amounts of long-lived intangible assets; therefore, the Company recognized impairment charges of $0 and $1,540,000 for the three and nine months ended September 30, 2022, respectively. See Note 5 for more information.

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets acquired and liabilities assumed in conjunction with a business combination. Goodwill is reviewed for impairment annually as of December 31, or whenever events occur or circumstances change that indicate goodwill may be impaired. In testing goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not (more than 50%) that the fair value of goodwill is less than its carrying amount. When performing a qualitative assessment, the Company evaluates factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of goodwill is less than its carrying amount, or if the Company chooses not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the fair value, not to exceed the total amount of goodwill. In the last month of the first quarter of 2022, management had determined the sustained decline in stock price, coupled with a change in market conditions, was determined to be a triggering event. The Company performed a qualitative and quantitative analysis on the Company's goodwill for impairment concluding that the fair value of goodwill as calculated using a discounted cash flow model exceeds the carrying value, indicating that goodwill was impaired. The Company recorded goodwill impairment charges of $0 and $6,486,000, respectively, during the three and nine months ended September 30, 2022. There was no goodwill as of September 30, 2023 or December 31, 2022.

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years or older. The 401(k) plan was initiated on July 1, 2018. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. In 2023, the Company established a 3% safe harbor contribution to be remitted in the first quarter of 2024. As of September 30, 2023, there were $135,722 of 401(k) contribution liabilities included in accrued expenses on the unaudited consolidated condensed balance sheets. The Company recorded related expenses as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Cost of goods sold	$2,330	$9,624
General and administrative	16,359	76,235
Research and development	695	2,603
Sales and marketing	13,296	37,972
Total 401(k) contribution expense	$32,680	$126,434

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Exit and Disposal Costs

The Company follows the guidance in ASC 420, Exit or Disposal Cost Obligations, to record exit and disposal related costs. The Company recorded $8.7 million of exit and disposal costs in the fourth quarter of 2022 and insignificant residual costs in the nine months ended September 30, 2023, associated with the closure of the Sisters, Oregon manufacturing sites and subsequent transition to a co-manufacturing model for all production and fulfillment. ASC 420 requires the recognition of costs associated with exit or disposal activities when they are incurred, generally the cease-use date. Exit and disposal activities are summarized below:

●

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

●

We signed an asset purchase agreement with our new co-manufacturer for the sale of the majority of our production equipment for a purchase price of $0.8 million and an agreement to sell certain leasehold improvements for $0.1 million. Certain equipment, furniture, and leasehold improvements were abandoned upon exit of the lease. The net book value of this property exceeds the recoverability of the assets. As such, we recorded impairment charges of property, plant, and equipment and internal-use production software of $3.1 million and $0.1 million, respectively, which are included in general and administrative expenses for the year ended December 31, 2022. Consideration was received in the amount of $0.7 million in the first half of 2023 and consideration receivable of $0.1 million is included in Prepaid and other current assets on the unaudited consolidated condensed balance sheets as of September 30, 2023.

●

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

●

We moved the majority of our raw materials inventory to our co-manufacturer and the majority of our finished goods inventory to our third-party logistics partners. Because we no longer have storage space in our warehouses, we determined that it was not cost-effective to pay for freight and storage fees to move and house certain inventories at our third-party partners' facilities. As a result, we disposed of, or reserved for disposal, certain inventories remaining at the Sisters, Oregon facilities which were not shipped to our third-party partners' facilities, in the amount of $1.1 million, which are included in cost of goods sold for the year ended December 31, 2022. All such inventory remaining on-hand as of December 31, 2022 was disposed of in January 2023.

●

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Going Concern

The unaudited consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited consolidated condensed financial statements, the Company has $7.4 million of cash and cash equivalents, and cash used in operations was $10.9 million in the nine months ended September 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months from the date of this Quarterly Report on Form 10-Q.

At the end of the fourth quarter of 2022, the Company transitioned to a variable cost third-party co-manufacturing business model. As part of this transition, the Company greatly reduced overhead costs while simultaneously improving margins. Cash used in operations in the first nine months of 2023 is inclusive of costs which were incurred in connection with the exit and disposal activities, annual bonus payments, discounts for replacement orders, as well as out of stock items following a product quality issue which resulted in reduced top line revenue for the impacted SKUs in the quarter. These factors exacerbate the cash used in the first half of the year. Even with a product quality issue impacting net sales and cost of goods sold we have already realized margin improvements to 26.4% in the first nine months of 2023 compared to 14.5% for fiscal year 2022. Management has specific plans to further improve gross margins, optimize marketing spend, and cut selling, general, and administrative costs later in the year which management believes will significantly reduce expected future cash outlays.

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

Recoveries on claims for business interruptions

In the first quarter of 2023, we discovered a product quality issue with coconut milk powder from one of our suppliers and immediately initiated a voluntary product withdrawal and contacted all impacted wholesale customers and e-commerce consumers to aggressively pull back as much as of the affected product as possible. In connection with this withdrawal, we incurred costs associated with inventory obsolescence, quality testing, and remedial discounts and replacement orders of $0.5 million in the fourth quarter of 2022 and $0.4 million in the first quarter of 2023. In addition, we implemented a robust new sensory testing program to prevent future quality issues. In the third quarter of 2023, we reached settlement with the vendor and recognized $0.2 million of recoveries which were included in cost of goods sold in the unaudited consolidated condensed statements of operations. As of September 30, 2023, $0.2 million of these recoveries were included in other current assets on the unaudited consolidated condensed balance sheets.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the unaudited consolidated condensed financial statements are available to be issued. The Company has evaluated events and transactions subsequent to September 30, 2023 for potential recognition of disclosure in the unaudited consolidated condensed financial statements. There were no such subsequent events.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

2. Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets, as of:

	September 30,	December 31,
	2023	2022
Prepaid insurance	$107,762	$761,147
Prepaid inventory	482,585	897,108
Prepaid subscriptions and license fees	173,684	292,622
Prepaid advertising	154,033	166,872
Deposits	197,643	134,896
Other current assets	320,328	277,430
Prepaid and other current assets	$1,436,035	$2,530,075

3. Revolving Lines of Credit

On September 2, 2021, the Company entered into a revolving line of credit with Wells Fargo Bank National Association in a principal amount not exceeding $9,500,000. The line of credit was renewed on September 1, 2022, with a maturity date of August 31, 2023, and the available credit was reduced to $5,000,000. The line of credit was not renewed on August 31, 2023. The outstanding amounts under the line of credit had an interest rate calculated as Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.5% per annum until paid in full. The balance on the line of credit was $0 as of September 30, 2023 and December 31, 2022. Management was in compliance with all financial covenants as of  December 31, 2022.

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

4. Property and Equipment, net

Property and Equipment, net

Property and equipment, net is comprised of the following as of:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Factory equipment	$—	$—	$—	$66,276	$(43,051)	$23,225
Furniture and office equipment	220,190	(107,393)	112,797	318,795	(211,529)	107,266
Leasehold improvements	46,276	(20,469)	25,807	34,946	(15,148)	19,798
	$266,466	$(127,862)	$138,604	$420,017	$(269,728)	$150,289

Depreciation expense was $19,772 and $79,860 for the three and nine months ended September 30, 2023, respectively. Depreciation expense was $167,794 and $496,932 for the three and nine months ended September 30, 2022, respectively.

Assets Classified as Held-for-Sale

In the first quarter of 2022, the Company entered into a vacant land real estate sale agreement for the sale of excess unused lots in Sisters, Oregon for a sales price of $1,572,512. The Company sold the land in the second quarter of 2022 resulting in a gain of $573,818 included in general and administrative expenses.

In the second quarter of 2022, the Company entered into a purchase order agreement for the sale of the intermittent motion form production line for a sales price of $100,000. The book value exceeded the fair market value and, as such, the Company recorded an impairment charge of $100,426 in the second quarter of 2022. The Company sold these assets in the third quarter of 2022 for $103,240, recording a gain of $3,240 included in general and administrative expenses.

In the fourth quarter of 2022, the Company entered into purchase agreements for the sale of the production equipment for a sales price of $800,000. The book value exceeded the fair market value and, as such, the Company recorded impairment charges of $3,105,435, included in general and administrative expenses. In the first three quarters of 2023, consideration amounting to $673,732 was received and $126,268 was receivable and included in other current assets as of September 30, 2023.

5. Goodwill and Intangible Assets, Net

Goodwill

The carrying amount of goodwill attributed to the acquisition of Picky Bars was $6,486,000 as of the acquisition date. In the last month of the first quarter of 2022, management determined the sustained decline in stock price, coupled with changes in market conditions, was a triggering event. The Company performed a qualitative and quantitative analysis on the Company's goodwill for impairment, concluding that the fair value of goodwill as calculated using a discounted cash flow model exceeds the carrying value, this indicating that goodwill is impaired. As such, the Company recorded a goodwill impairment of $0 and $6,486,000 for the three and nine months ended September 30, 2022. There was no goodwill as of September 30, 2023 or December 31, 2022.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Intangible Assets, Net

Intangible Assets, net is comprised of the following:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names (10 years)	$890,827	$(80,175)	$810,652	$890,827	$—	$890,827
Recipes (10 years)	330,000	(79,750)	250,250	330,000	(55,000)	275,000
Social media agreements (3 years)	80,000	(64,444)	15,556	80,000	(44,444)	35,556
Software (3 years)	131,709	(71,214)	60,495	131,710	(40,975)	90,735
Definite-lived intangible assets	1,432,536	(295,583)	1,136,953	1,432,537	(140,419)	1,292,118
Licensing agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$1,564,636	$(295,583)	$1,269,053	$1,564,637	$(140,419)	$1,424,218

The weighted-average useful life of all the Company’s intangible assets is 7.1 years.

For the three and nine months ended September 30, 2023, amortization expense was $51,721 and $155,165, respectively. For the three and nine months ended September 30, 2022, amortization expense was $104,201 and $349,424, respectively.

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

Based on the analysis of the qualitative factors above, management determined that there were no triggering events or impairment charges in the three and nine months ended September 30, 2023. In 2022, with changes in market conditions and developments in the forecasts for e-commerce and wholesale sales of legacy Picky Bars products were triggering events during the nine months ended September 30, 2022 and in the three months ended December 31, 2022.

The Company performed a qualitative and quantitative analysis over the period May 1, 2021 through March 31, 2022 and from March 31, 2022 through December 31, 2022 on the Company's estimates of the fair values of acquired customer relationships utilizing the Multiperiod Excess Earnings Method variation of discounted cash-flow model, which exceeded the carrying value, indicating that these assets were impaired. In the three and nine months ended September 30, 2022, the Company recorded impairment charges of $0 and $1,432,000, respectively, net of accumulated amortization. In the three months ended December 31, 2022, the Company recorded impairment charges of $344,006, net of accumulated amortization.

The Company performed a qualitative and quantitative analysis over the period May 1, 2021 through March 31, 2022 and from March 31, 2022 through December 31, 2022 on the Company's estimates of the fair values of acquired trade names utilizing the Relief From Royalty Method variation discounted cash-flow model, which exceeded the carrying value, indicating that these assets were impaired. In the three and nine months ended September 30, 2022, the Company recorded impairment charges of $0 and $108,000, respectively, net of accumulated amortization. In the three months ended December 31, 2022, the Company recorded impairment charges of $1,135,000, net of accumulated amortization.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to ten years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2023 (excluding the nine months ended September 30, 2023)	$51,721
2024	189,108
2025	149,994
2026	139,899
2027	139,899
Thereafter	466,332
$1,136,953

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

6. Leases

Lessee

The Company leased its warehouse space under a commercial lease with RII Lundgren Mill, LLC, dated March 1, 2018. The lease commenced March 1, 2018. The initial lease term was ten years, and the Company had the option to renew the lease for two additional five-year periods.

The Company executed a second lease for additional warehouse and office space under a commercial lease with RII Lundgren Mill, LLC, dated December 17, 2018. The lease commenced on July 1, 2019. However, for accounting purposes the lease commencement date was June 6, 2019. The initial lease term was ten years.

The Company executed a third lease for additional warehouse and office space under a commercial lease with RII Lundgren Mill, LLC, dated October 1, 2021. The lease commenced on October 1, 2021. The initial lease term was ten years.

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

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Operating leases
Operating lease cost	$38,085	$114,254
Variable lease cost	5,554	24,022
Operating lease expense	43,639	138,276
Short-term lease rent expense	69,630	242,817
Total rent expense	$113,269	$381,093

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating cash flows - operating leases	$94,679	$556,597
Right-of-use assets obtained in exchange for operating lease liabilities	$344,382	$5,285,330

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term – operating leases (in years)	3.2	8.1
Weighted-average discount rate – operating leases	6.63%	3.75%

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

As of September 30, 2023, future minimum payments during the next five years and thereafter are as follows:

2023 (excluding the nine months ended September 30, 2023)	$31,755
2024	138,800
2025	126,714
2026	109,145
2027	56,210
Total	462,624
Less imputed interest	(54,932)
Operating lease liabilities	$407,692

Lessor

The Company executed a sublease agreement of the Picky Bars, LLC operating lease on March 1, 2022. The lease commenced on April 1, 2022. The initial lease term expires on April 30, 2025. The lease meets all of the criteria of an operating lease and is accordingly recognized straight line over the lease term with a related sublease rental asset accounting for abatements and initial direct costs. The Company had $13,769 and $18,846 of sublease rental assets as of September 30, 2023 and December 31, 2022, respectively, included in prepaid and other current assets on the unaudited consolidated condensed balance sheets.

The components of rental income were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Operating leases
Operating lease income	$14,054	$42,164
Variable lease income	5,318	15,953
Total rental income	$19,372	$58,117

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating leases
Operating lease income	$14,055	$42,164
Variable lease income	5,318	15,953
Total rental income	$19,373	$58,117

As of September 30, 2023, future minimum payments to be received during the next five years and thereafter are as follows:

2023 (excluding the nine months ended September 30, 2023)	30,216
2024	61,640
2025	20,748
Total	$112,604

7. Deferred Tax Assets and Liabilities

The Company had a tax net loss for the three and nine months ended September 30, 2023 and 2022, and therefore has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions as well as subject to franchise taxes considered income taxes under ASC 740, Income Taxes. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022

Income tax benefit at statutory rates	$2,184,272	$2,968,062
Valuation allowance for deferred tax assets	(2,239,858)	(2,947,086)
Stock-based compensation	(16,751)	(12,642)
Other benefit, net	59,165	(14,108)
Reported income tax expense	$(13,172)	$(5,774)
Effective tax rate:	0.1%	0.0%

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The Company’s deferred tax assets consisted of the following as of:

	September 30, 2023	December 31, 2022
Noncurrent deferred tax assets:
Net operating loss carryforwards	$20,070,340	$17,428,266
Intangible assets	2,262,377	2,382,397
Property and equipment	1,587,209	1,660,954
Research and development credits	372,587	300,105
Accrued expenses	544,246	766,385
Right of use asset	5,652	524
Bad debt allowance	84,637	20,282
Charitable contributions	40,867	38,557
Unexercised options	1,436,395	1,136,475
Capitalized research and development costs	256,974	194,320
Total noncurrent deferred tax assets	26,661,284	23,928,265
Valuation allowance	(26,661,284)	(23,928,265)
Total net deferred tax assets	$—	$—

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not that they will be realized; if not, a valuation allowance is required to be recorded. As of September 30, 2023, the Company did not provide a current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. Management has determined that it was not more likely than not that the deferred tax assets would be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company may reduce the valuation allowance against definite-lived deferred tax assets at such a time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The Company has recorded a provision for state income taxes and a corresponding current state tax payable of approximately $9,850 and $9,803 as of September 30, 2023 and December 31, 2022, respectively.

The changes in the valuation allowance for deferred tax assets and liabilities for the nine months ended September 30, 2023 and 2022 were net increases of $2.7 million and $5.8 million, respectively. At September 30, 2023 and December 31, 2022, the Company had net operating loss carryforwards ("NOLs") totaling approximately $137.0 million and $118.6 million, respectively. At September 30, 2023 and December 31, 2022, the Company had federal NOLs totaling approximately $1.9 million from 2017 and prior years that can be carried forward for 20 years, which begin to expire in 2036. At September 30, 2023 and December 31, 2022, the Company had federal NOLs totaling approximately $77.6 million and $67.5 million, respectively from 2018 and subsequent years that can be carried forward indefinitely. At September 30, 2023 and December 31, 2022, the Company had state NOLs totaling $57.6 million and $49.3 million, respectively, that can be carried forward for between 15 and 20 years. At September 30, 2023 and December 31, 2022, the Company had credits totaling $0.4 million and $0.3 million, respectively, that can be carried forward for between 5 and 20 years.

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

8. Stock Incentive Plan

The Company adopted an incentive plan (the “2020 Omnibus Incentive Plan”) on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock, RSUs, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to Company employees, non-employee directors, and certain consultants and advisors. As of September 30, 2023, the Company is authorized to award 1,124,160 shares under the 2020 Omnibus Incentive Plan. Previously, the Company had adopted its 2018 Equity Incentive Plan and 2016 Stock Incentive Plan (together with the 2020 Omnibus Incentive Plan, the “Stock Incentive Plans”), under which the Company had issued stock options and restricted stock units. Following the effective date of the 2020 Omnibus Incentive Plan, no additional awards may be made under the 2018 Equity Incentive Plan or 2016 Stock Incentive Plan.

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

The following tables summarize the Company’s stock option activity:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2023	921,657	$6.86	8.00	$—
Granted	700,000	$0.89
Exercised/released	—	$—
Cancelled/forfeited	(360,317)	$3.52
Balance at September 30, 2023	1,261,340	$4.50	8.17	$75,000
Exercisable at September 30, 2023	672,187	$4.69	7.53	$9,000

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2022	747,800	$11.51	6.57	$1,143,013
Granted	453,498	$7.21
Exercised/released	(76,750)	$2.14
Cancelled/forfeited	(317,185)	$15.25
Balance at September 30, 2022	807,363	$8.50	7.73	$—
Exercisable at September 30, 2022	314,343	$8.72	5.42	$—

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model. ASC 718, Compensation - Stock Compensation (“ASC 718”), requires the use of the fair-value-based method for measuring the value of stock-based compensation. The estimated fair value of each grant of stock options awarded was determined using the following assumptions:

●	Expected Volatility. The expected volatility is based on the volatility of the historical stock prices of identified peer companies.

●

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

●

Risk-free Interest Rate. The risk-free interest rate is based on the interest rate payable on the United States Treasury yield curve in effect at the time of grant for a period that is commensurate with the assumed expected term.

●	Dividend Yield. The dividend yield is 0% because the Company has never paid, and for the foreseeable future does not expect to pay, dividends on its shares of common stock.

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

The grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	Nine Months Ended
	September 30,
	2023	2022
Weighted-average expected volatility	59.43%	52.36%
Weighted-average expected term (years)	5.71	6.25
Weighted-average expected risk-free interest rate	3.87%	2.27%
Dividend yield	—	—
Weighted-average fair value of options granted	$0.57	$2.79

Restricted Stock Units

The following tables summarize the Company’s RSU activity:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2023	504,420	$4.22	2.94	$2,127,734
Granted	745,000	$0.81
Exercised/released	(154,674)	$4.36
Cancelled/forfeited	(260,639)	$2.20
Balance at September 30, 2023	834,107	$1.77	2.18	$1,480,161

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2022	91,438	$32.91	2.17	$2,982,931
Granted	452,702	$4.70
Exercised/released	(55,634)	$20.62
Cancelled/forfeited	(46,240)	$21.63
Balance at September 30, 2022	442,266	$6.74	2.99	$2,980,838

The Company estimates the fair value of each restricted stock unit using the fair value of the Company’s stock on the date of grant.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Market-Based Stock Units

The following tables summarize the Company’s MSU activity:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of MSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2023	31,083	$43.53	0.60	$1,353,043
Granted	600,000	$0.08
Exercised/released	—	$—
Cancelled/forfeited	(9,769)	$43.53
Balance at September 30, 2023	621,314	$1.57	0.85	$977,558

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of MSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2022	160,301	$43.53	1.20	$6,977,903
Granted	—	$—
Exercised/released	—	$—
Cancelled/forfeited	(129,218)	$43.53
Balance at September 30, 2022	31,083	$43.53	0.73	$1,353,043

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

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC 718 to equity awards:

	Three Months Ended	Nine Months Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	September 30, 2023	September 30, 2023	September 30, 2023	September 30, 2023 (years)
Stock options	$221,106	$382,790	$728,426	2.59
RSUs	127,252	481,881	1,296,981	2.34
MSUs	16,578	(46,024)	56,830	0.75
Total stock-based compensation	$364,936	$818,647	$2,082,236	2.79

Cost of goods sold	$146	$30	$3,450	1.87
General and administrative	195,458	617,382	1,913,478	2.49
Sales and marketing	169,332	201,235	165,308	1.25
Total stock-based compensation	$364,936	$818,647	$2,082,236	2.79

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

	Three Months Ended	Nine Months Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	September 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022 (years)
Stock options	$96,897	$283,754	$1,173,758	3.24
RSUs	341,798	1,082,674	1,707,145	2.91
MSUs	43,380	(1,089,864)	71,059	1.09
ESPP	1,351	8,416	—	—
Total stock-based compensation	$483,426	$284,980	$2,951,962	3.07

Cost of goods sold	$8,384	$33,890	$14,354	2.56
General and administrative	462,474	148,505	2,734,728	2.93
Research and product development	2,575	(3,492)	2,517	0.73
Sales and marketing	9,993	106,077	200,363	3.84
Total stock-based compensation	$483,426	$284,980	$2,951,962	3.07

There were forfeitures of MSU awards of certain members of executive leadership of $0 and $149,735 for the three and nine months ended September 30, 2023, and of $0 and $1,785,125 during the three and nine months ended September 30, 2022, respectively, representing discrete reversals of stock compensation expense to the periods.

9. Earnings per Share

Basic earnings (loss) per share is determined by dividing the net loss attributable to Laird Superfood, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist of employee stock options, RSUs, and MSUs. The dilutive effect of employee stock options, RSUs, and MSUs by the Company are calculated using the treasury stock method. Basic earnings per share is reconciled to diluted earnings per share in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(2,654,884)	$(5,738,209)	$(10,306,040)	$(24,782,131)
Weighted average shares outstanding - basic and diluted	9,337,789	9,178,533	9,279,541	9,136,071
Basic and diluted:
Net loss per share, basic and diluted	$(0.28)	$(0.63)	$(1.11)	$(2.71)
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	2,716,761	1,280,712	2,716,761	1,280,712

10. Concentrations

The Company had 85% of trade accounts receivable from three customers as of September 30, 2023. The Company had 68% of trade accounts receivable from two customers as of December 31, 2022.

The Company had no significant accounts payable concentrations due to a vendor as of September 30, 2023. The Company had 41% of accounts payable due to two vendors as of December 31, 2022.

The Company sold a substantial portion of products to three customers (50%) and three customers (46%), respectively, for the three and nine months ended September 30, 2023. As of September 30, 2023, the amount due from these customers was $2,439,551. The Company sold a substantial portion of products to two customers (21%) and no customers for the three and nine months ended September 30, 2022. As of September 30, 2022, the amount due from these customers included in accounts receivable was $1,134,994.

The Company purchased a substantial portion of products from two suppliers (52%) and two suppliers (40%), respectively, for the three and nine months ended September 30, 2023. The Company purchased a substantial portion of products from three suppliers (68%) and one supplier (48%), respectively, for the three and nine months ended September 30, 2022.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Vietnam geographically accounted for approximately 29% and 17%, respectively, of our total raw materials and packaging purchases for the three and nine months ended September 30, 2023. Vietnam geographically accounted for approximately 41% and 48%, respectively, of our total raw materials and packaging purchases for the three and nine months ended September 30, 2022.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

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

Marketing Agreements

The Company has an influencer agreement with Gabby Reece to provide certain marketing services. In connection with these services, in the three and nine months ended September 30, 2023, advertising expenses totaling $141,712 and $435,084, respectively, were included in sales and marketing expenses in the unaudited consolidated condensed statements of operations. In the three and nine months ended September 30, 2022, advertising expenses totaling $19,500 and $52,750, respectively, were included in sales and marketing expenses in the unaudited consolidated condensed statements of operations. As of September 30, 2023 and December 31, 2022, amounts payable to Gabby Reece of $56,574 and $16,500, respectively, included in related party liabilities in the unaudited consolidated condensed balance sheets.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

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

In accordance with ASC 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended September 30,
	2023		2022
	$	% of Total	$	% of Total
Coffee creamers	$5,795,991	63%	$4,716,650	53%
Hydration and beverage enhancing supplements	1,726,512	19%	1,061,136	12%
Harvest snacks and other food items	1,747,873	19%	1,935,812	22%
Coffee, tea, and hot chocolate products	1,990,013	22%	1,455,888	16%
Other	132,319	1%	437,210	5%
Gross sales	11,392,708	124%	9,606,696	108%
Shipping income	214,982	2%	289,505	3%
Returns and discounts	(2,427,909)	(26)%	(1,051,356)	(11)%
Sales, net	$9,179,781	100%	$8,844,845	100%

	Nine Months Ended September 30,
	2023		2022
	$	% of Total	$	% of Total
Coffee creamers	$15,550,157	62%	$14,866,032	55%
Hydration and beverage enhancing supplements	3,395,671	14%	3,815,346	14%
Harvest snacks and other food items	5,345,915	21%	5,336,043	20%
Coffee, tea, and hot chocolate products	5,932,745	24%	4,840,215	18%
Other	287,001	1%	1,094,924	4%
Gross sales	30,511,489	122%	29,952,560	111%
Shipping income	778,051	3%	829,107	3%
Returns and discounts	(6,272,730)	(25)%	(3,922,803)	(14)%
Sales, net	$25,016,810	100%	$26,858,864	100%

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The Company generates revenue through two channels: e-commerce and wholesale:

	Three Months Ended September 30,
	2023		2022
	$	% of Total	$	% of Total
E-commerce	$4,842,389	53%	$5,808,186	66%
Wholesale	4,337,392	47%	3,036,659	34%
Sales, net	$9,179,781	100%	$8,844,845	100%

	Nine Months Ended September 30,
	2023		2022
	$	% of Total	$	% of Total
E-commerce	$13,409,443	54%	$16,410,956	61%
Wholesale	11,607,367	46%	10,447,908	39%
Sales, net	$25,016,810	100%	$26,858,864	100%

Receivables from contracts with customers are included in accounts receivable. Contract assets include deferred cost of goods sold associated with deferred revenue and are included in finished goods inventories. Contract liabilities include deferred revenue, customer deposits, rewards programs, and refund liabilities, and are included in accrued expenses. The balances of receivables from contracts with customers, contract assets, and contract liabilities were as follow:

	January 1,	December 31,	September 30,
	2022	2022	2023
Accounts receivable, net	$1,268,718	$1,494,469	$2,186,645
Contract assets	$8,316	$57,249	$—
Contract liabilities	$(467,861)	$(729,667)	$(625,557)

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

Net sales were $9.2 million and $25.0 million, respectively, for the three and nine months ended September 30, 2023 and were $8.8 million and $26.9 million, respectively, for the three and nine months ended September 30, 2022. Wholesale net sales grew 43% in the third quarter of 2023 compared to same period prior year, driven by distribution gains in the natural and conventional channels, seasonal program expansion in the club channel, pricing actions, and velocity improvements behind our new packaging and the re-branding campaign launched earlier this year. E-commerce channel sales decreased 17% in the third quarter of 2023 driven by a planned media spend reduction across the Amazon and direct-to-consumer channels. Amazon sales were also negatively impacted by inventory out of stocks related to the product quality withdrawal issue that we experienced in the first quarter of 2023. By the end of the third quarter of 2023, we had fully mitigated the out-of-stock issue. Wholesale net sales for year-to-date ("YTD") 2023 increased by 11% compared to YTD 2022 primarily due to club sales, despite elevated trade discounts in 2023. E-commerce channel sales for YTD 2023 decreased 18% year over year driven by significant planned reductions in marketing media spend, as well as out of stocks related to the product quality withdrawal issue as we rebuilt our inventory.

Our e-commerce business is two-pronged and consists of direct-to-consumer sales (lairdsuperfood.com and pickybars.com) and Amazon.com. For the three and nine months ended September 30, 2023, the e-commerce business made up 53% and 54% of net sales, respectively. For the three and nine months ended September 30, 2022 the e-commerce business made up 66% and 61% of net sales, respectively. Lairdsuperfood.com and pickybars.com are platforms that provide an authentic brand experience for our customers that drives engagement and provides feedback for future product development. We view our proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. Content on our websites allows Laird Superfood to educate consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for 87% of direct-to-consumer sales for the nine months ended September 30, 2023.

For the three and nine months ended September 30, 2023, wholesale made up 47% and 46% of our net sales, respectively. For the three and nine months ended September 30, 2022, wholesale made up 34% and 39% of our net sales, respectively. Laird Superfood products are sold through a diverse set of wholesale channels, including natural and specialty grocery, conventional grocery, club, food service, and drug stores. The diversity of our wholesale channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

Product quality issue

In the first quarter of 2023, we discovered a product quality issue with coconut milk powder from one of our suppliers and immediately initiated a voluntary product withdrawal and contacted all impacted wholesale customers and e-commerce consumers to aggressively pull back as much as of the affected product as possible. In connection with this withdrawal, we incurred costs associated with inventory obsolescence, quality testing, and remedial discounts and replacement orders of $0.5 million in the fourth quarter of 2022 and $0.4 million in the first quarter of 2023. In addition, we implemented a robust new sensory testing program to prevent future quality issues. In the third quarter of 2023, we reached settlement with the vendor and recovered $0.2 million of these costs.

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

Cost of Goods Sold

Cost of goods sold includes material, packaging, co-packing fees, inbound and outbound freight costs, labor, and overhead costs incurred in the storage and distribution of products sold in the period. Material costs include the cost of products purchased. In 2023, in addition to material and packaging costs, cost of goods sold consisted of co-packers' tolling fees, third party labor to store and ship our products, indirect labor costs, and inbound and outbound freight. In 2022, it also included wages and benefits for manufacturing, planning, and logistics personnel, depreciation, and facility costs.

Operating Expenses

Our operating expenses consist of general and administrative, research and product development, and sales and marketing expenses.

Income Taxes

Due to our history of operating losses and expectation of future operating losses, we do not expect any significant income tax expenses and benefits for the foreseeable future.

Results of Operations

Comparison of the three months ended September 30, 2023 (“Q3 2023”) and September 30, 2022 (“Q3 2022”)

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
Sales, net	$9,179,781	$8,844,845	$334,936	4%
Cost of goods sold	(6,332,624)	(6,773,029)	440,405	(7)%
Gross profit	2,847,157	2,071,816	775,341	37%
Gross margin	31.0%	23.4%
General and administrative	2,208,213	4,383,868	(2,175,655)	(50)%
Research and product development	40,123	115,077	(74,954)	(65)%
Sales and marketing	3,385,890	3,390,857	(4,967)	(0)%
Total operating expenses	5,634,226	7,889,802	(2,255,576)	(29)%
Operating loss	(2,787,069)	(5,817,986)	3,030,917	(52)%
Other income	132,185	79,777	52,408	66%
Loss before income taxes	(2,654,884)	(5,738,209)	3,083,325	(54)%
Income tax expense	—	—	—	100%
Net loss	$(2,654,884)	$(5,738,209)	$3,083,325	(54)%

Sales, Net

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
Sales, net	$9,179,781	$8,844,845	$334,936	4%

Net sales increased to $9.2 million in Q3 2023 from $8.8 million in Q3 2022. The increase was primarily driven by a 43% increase in the wholesale channel driven by distribution gains in the natural and conventional channels, seasonal program expansion in the club channel, pricing actions, and velocity improvements behind our new packaging and the re-branding campaign that took place earlier in the year, offset in part by elevated trade spend investment to drive growth and a 17% decline in our e-commerce channels, driven by out of stocks on Amazon and DTC related to the product quality issue experienced in the first quarter of 2023 as well as planned reductions in media spend.

Cost of Goods Sold

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
Cost of goods sold	$(6,332,624)	$(6,773,029)	$440,405	(7)%

Cost of goods sold decreased to $6.3 million in Q3 2023 from $6.8 million in Q3 2022 which translates to a reduction of 7% and accounts for approximately 15-basis points of gross margin expansion, reflecting the benefits of the transition to a variable cost third-party co-manufacturing business model.

Gross Profit

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
Gross profit	$2,847,157	$2,071,816	$775,341	37%

Gross profit increased to $2.8 million in Q3 2023 from $2.1 million in Q3 2022. Gross margin improved to 31.0% in Q3 2023 from 23.4% in Q3 2022 driven by a reduction in cost of goods sold which accounted for 15-basis points of gross margin expansion due to the transition to a variable cost third-party co-manufacturing business model offset in part by elevated trade investments to grow the retail channel.

Operating Expenses

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
Operating Expenses
General and administrative	$2,208,213	$4,383,868	$(2,175,655)	(50)%
Research and product development	40,123	115,077	(74,954)	(65)%
Sales and marketing	3,385,890	3,390,857	(4,967)	(0)%
Total operating expenses	$5,634,226	$7,889,802	$(2,255,576)	(29)%

General and administrative expenses decreased to $2.2 million in Q3 2023 from $4.4 million in Q3 2022, primarily driven by lower personnel costs and broad, strategic reductions in spending.

Research and product development expenses were $40.1 thousand and $115.1 thousand in Q3 2023 and Q3 2022, respectively, as we are focused on strengthening the performance of current product offerings and allocating fewer resources into developing new product offerings.

Sales and marketing expenses were $3.4 million in Q3 2023 and Q3 2022, as planned reductions in inefficient spending and lower personnel costs were offset by stock-based compensation expense related to strategic partnerships established in the third quarter.

Other Income

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
Other income	$132,185	$79,777	$52,408	66%

Other income is composed of interest income and expense, rental income, income and losses related to investment securities available-for-sale, and other non-operating gains and losses. The increase in other income was driven by increases in dividend income on money market funds as interest rates rise.

Comparison of the nine months ended September 30, 2023 (“YTD 2023”) and September 30, 2022 (“YTD 2022”)

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
Sales, net	$25,016,810	$26,858,864	$(1,842,054)	(7)%
Cost of goods sold	(18,419,709)	(21,259,300)	2,839,591	(13)%
Gross profit	6,597,101	5,599,564	997,537	18%
Gross margin	26.4%	20.8%
General and administrative	7,822,834	18,848,037	(11,025,203)	(58)%
Research and product development	206,313	335,377	(129,064)	(38)%
Sales and marketing	9,313,110	11,115,499	(1,802,389)	(16)%
Total operating expenses	17,342,257	30,298,913	(12,956,656)	(43)%
Operating loss	(10,745,156)	(24,699,349)	13,954,193	(56)%
Other income (expense)	452,288	(77,008)	529,296	(687)%
Loss before income taxes	(10,292,868)	(24,776,357)	14,483,489	(58)%
Income tax expense	(13,172)	(5,774)	(7,398)	128%
Net loss	$(10,306,040)	$(24,782,131)	$14,476,091	(58)%

Sales, Net

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
Sales, net	$25,016,810	$26,858,864	$(1,842,054)	(7)%

Net sales decreased to $25.0 million in YTD 2023 from $26.9 million in YTD 2022. The decline was primarily due to an 18% decline in our e-commerce channels, driven by out of stocks on Amazon and DTC related to the product quality issue experienced in the first quarter of 2023, as well as planned reductions in media spending across both channels. Wholesale sales increased by 11% in YTD 2023 driven by the timing of club orders, offset by elevated trade promotional activity.

Cost of Goods Sold

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
Cost of goods sold	$(18,419,709)	$(21,259,300)	$2,839,591	(13)%

Cost of goods sold decreased to $18.4 million in YTD 2023 from $21.3 million in YTD 2022 which equates to a 13% reduction and accounts for approximately 10.5-basis points of margin expansion as we realize the benefits of the transition to a variable cost third-party co-manufacturing business model.

Gross Profit

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
Gross profit	$6,597,101	$5,599,564	$997,537	18%

Gross profit increased to $6.6 million in YTD 2023 from $5.6 million in YTD 2022. Gross margin improved to 26.4% in YTD 2023 from 20.8% in YTD 2022, driven by benefits of the transition to a variable cost third-party co-manufacturing business model and pricing, offset in part by elevated promotional spend.

Operating Expenses

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
Operating expenses
General and administrative	$7,822,834	$18,848,037	$(11,025,203)	(58)%
Research and product development	206,313	335,377	(129,064)	(38)%
Sales and marketing	9,313,110	11,115,499	(1,802,389)	(16)%
Total operating expenses	$17,342,257	$30,298,913	$(12,956,656)	(43)%

General and administrative expenses decreased to $7.8 million in YTD 2023 from $18.8 million in YTD 2022, primarily due to impairment of goodwill and long-lived acquisition intangible assets of $8.0 million in the first quarter of 2022, as well as reduced personnel costs and other general and administrative expenses following the exit activities in the fourth quarter of 2022.

Research and product development expenses decreased to $0.2 million in YTD 2023 from $0.3 million in YTD 2022.

Sales and marketing expenses decreased to $9.3 million in YTD 2023 from $11.1 million in YTD 2022, primarily due to a planned reduction in inefficient spending and lower personnel costs.

Other Income (Expense)

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
Other income (expense)	$452,288	$(77,008)	$529,296	(687)%

Other income (expense) is composed of interest income and expense, rental income, income and losses related to investment securities available-for-sale, and other non-operating gains and losses. The increase in other income was driven by increases in dividend income on money market funds as interest rates rise in YTD 2023 and losses on sales of available securities in YTD 2022.

Cash Flows

Comparison of the nine months ended September 30, 2023 and 2022:

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities	$(10,929,145)	$(11,133,377)
Cash flows from investing activities	567,459	8,981,156
Cash flows from financing activities	(23,066)	121,090
Net change in cash, cash equivalents, and restricted cash	$(10,384,752)	$(2,031,131)

Cash Flows from Operating Activities

Cash used in operating activities was $10.9 million for YTD 2023 and $11.1 million for YTD  2022. Cash burn in the first quarter of 2023 of $6.1 million was elevated by increasing accounts receivable levels due to the timing of collections of large wholesale orders and decreases in current liabilities which included $1.1 million payments in connection with the Sisters, Oregon lease exit and $0.6 million in severances and bonuses. In the second and third quarters of 2023, normalized cash used in operations was $2.4 million per quarter, the improvement driven by overall reductions in net operating losses following the change in our business model offset by increases in inventory to prepare for seasonal demand and reductions in accrued expenses.

Cash Flows from Investing Activities

Cash provided by investing activities was $0.6 million for YTD 2023 as compared to cash provided by investing activities of $9.0 million for YTD 2022. The change is primarily due to proceeds from the sale of available-for-sale securities in the first quarter of 2022 and assets held for sale in the second quarter of 2022.

Cash Flows from Financing Activities

Cash used in financing activities was $23.1 thousand for YTD 2023 compared to $121.1 thousand of cash provided in YTD 2022, primarily related to inflows from stock option exercises.

Liquidity and Capital Resources

As of September 30, 2023, we had incurred accumulated net losses of $106.4 million, including operating losses of $10.7 million and $24.7 million for YTD 2023 and YTD 2022, respectively. We expect to incur additional operating losses as we continue efforts to grow our business, however, we took several strategic steps in 2023 and 2022 to optimize spending and improve gross margins in order to significantly reduce cash burn and bring the business closer to breakeven and profitability in future quarters. These steps included transitioning out of in-house manufacturing to a third-party co-manufactured model, closing manufacturing facilities and offices in Sisters, Oregon, several rounds of organizational restructuring to optimize our workforce, and reducing marketing and administrative investment through eliminating non-essential spending. We will continue to seek to optimize spending and expand gross margins. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering, our lines of credit, and term loans.

Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs. Cash used in operations was $10.9 million for YTD 2023 and $11.1 million for YTD  2022.

As of September 30, 2023, we had $7.4 million of cash-on-hand. As of December 31, 2022, we had $17.8 million of cash-on-hand and $5.0 million of available borrowings under our lines of credit. As of September 30, 2023, and December 31, 2022, we had no outstanding notes payable and no amounts were outstanding under our lines of credit.

Our future capital requirements will depend on many factors, including our ability to execute on our planned sales growth and the continued improvement of our operating margins, the enhancement of our product platforms, the introduction of new products, and acquisition activity. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

●	The Company has lease arrangements for corporate office space. As of September 30, 2023, the Company had fixed lease payment obligations of $0.5 million, with $0.1 million payable within 12 months.

●	As of September 30, 2023, $6.0 million of current liabilities were accrued related to short-term operating activities and personnel costs.

●

Advertising and marketing expenditures were $6.5 million in YTD 2023 and $8.2 million in YTD 2022. We expect to continue to invest in these activities as part of the strategic expansion of sales volume, however, we have made strategic shifts to reduce and improve the efficacy of future customer acquisition costs.

While we expect the strategic actions outlined above to drive meaningful improvements in our operating cash flows in the future, there are critical uncertainties in forward-looking statements. Until such a time that we begin got realize the full benefits of these strategic actions, considering our recurring losses from operations, our limited cash resources on hand, and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about our ability to continue as a going concern for the twelve months following the date of this report.

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

Emerging Growth Company Status

As a company with less than $1.235 billion in annual gross revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	a requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	an exemption from the auditor attestation requirement on the effectiveness of our internal control over financial reporting;

●	reduced disclosure about our executive compensation arrangements; and

●	no non-binding advisory votes on executive compensation or golden parachute arrangements.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended of September 30, 2023, aside from those described above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our unaudited consolidated condensed financial statements for the nine months ended September 30, 2023 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded that our recurring losses from operations, our limited cash resources on hand and the dependence by the Company on its ability to obtain financing to fund its operations after the current cash resources are exhausted raise substantial doubt about our ability to continue as a going concern for the twelve months following the date of this report.

As reflected in the accompanying unaudited consolidated condensed financial statements, the Company had cash and cash equivalents of $7.4 million and an accumulated deficit of $106.4 million at September 30, 2023, and cash used in operations was $10.7 million in the nine months ended September 30, 2023. We expect to continue to generate operating losses for the foreseeable future. There can be no assurance that the Company will be able to raise additional funds, whether through public offerings, private placements or otherwise, on terms acceptable to the Company or at all. If we are delayed in completing or are unable to raise additional funds, we may seek to reduce our cash outflows, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation and dissolution could be significantly lower than the values reflected in our unaudited consolidated condensed financial statements and an investor could lose all or part of its investment in our equity. In addition, the perception that we may not be able to continue as a going concern may have an adverse impact on our business due to concerns about our ability to meet our future contractual obligations or pursue additional strategic transactions.

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

Laird Superfood, Inc.
(Registrant)

Date: November 9, 2023	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer

Date: November 9, 2023	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer