Form 10-K
period 2023-12-31
Laird Superfood, Inc.
filed 2024-03-13
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39537

Laird Superfood, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	81-1589788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023 as reported by the NYSE American on such date, was approximately $5.4 million.

As of March 11, 2024 the registrant had 9,414,725 shares of common stock, $0.001 par value per share, outstanding.

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

PART I

ITEM 1. BUSINESS.

When used in this Annual Report on Form 10-K, the terms "Laird Superfood", the "Company", "we", "our", and "us" refer to Laird Superfood, Inc.

Overview

Laird Superfood is focused on manufacturing and marketing clean, plant-based, and functional foods. The core pillars of the Laird Superfood platform are Superfood Coffee creamers, Hydration and beverage enhancing supplements including powdered supplements such as Performance Mushrooms, Harvest snacks and other food items, and functional Coffee, tea and hot chocolate products such as our instant lattes. Laird Superfood’s long-term goal is to build the first scale-level and widely recognized brand that authentically focuses on natural ingredients, nutritional density and functionality, allowing the Company to maximize penetration of a multi-billion-dollar opportunity in the grocery market.

Recent Developments

Redomestication

On December 31, 2023 (the “Effective Date”), we changed our state of incorporation from the state of Delaware to the state of Nevada (the “Redomestication”) by means of a plan of conversion, as described in our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2023.

As of the Effective Date:

●	our domicile changed from the state of Delaware to the state of Nevada; and

●

the affairs of the Company ceased to be governed by the Delaware General Corporation Law and the Company’s then existing certificate of incorporation and bylaws, and instead became governed by the Nevada Revised Statutes and the Company's new articles of incorporation and bylaws.

The Redomestication was previously submitted to a vote of, and was approved by, the Company's stockholders at our Annual Meeting of Stockholders held on November 28, 2023. The Redomestication did not result in any change in the business, physical location, management, assets, liabilities or net worth of the Company, nor did it result in any change in location of the Company’s current employees, including management. The Redomestication did not affect any of the Company’s material contracts with any third parties, and the Company’s rights and obligations under those material contractual arrangements continue to be the rights and obligations of the Company after the Redomestication. The daily business operations of the Company will continue as they have been conducted prior to the Redomestication. The consolidated financial condition and results of operations of the Company immediately after consummation of the Redomestication remains the same as immediately before the Redomestication.

Product quality issue

In the first quarter of 2023, prior to the issuance of our consolidated financial statements for the year ended December 31, 2022, we discovered a product quality issue with coconut milk powder from one of our suppliers and immediately initiated a voluntary product withdrawal and contacted all impacted wholesale customers and e-commerce consumers to aggressively pull back as much as of the affected product as possible. In connection with this withdrawal, we incurred costs associated with inventory obsolescence, quality testing, and remedial discounts and replacement orders of $0.5 million in the fourth quarter of 2022 and $0.4 million in the first quarter of 2023. In addition, we implemented a robust new sensory testing program to prevent future quality issues. In the third quarter of 2023, we reached settlement with the vendor to recapture these costs and have recovered $0.3 million to date.

Transition to variable cost third-party co-manufacturing business model

We ceased in-house manufacturing and fulfillment activities at the end of 2022 and moved strategic raw material, packaging and finished goods inventory to co-manufacturer and third-party logistics partners, disposing of the remaining inventory, and terminating its leases of manufacturing facilities effective January 31, 2023, and eliminated substantially all production and fulfillment labor. Manufacturing equipment, furniture, tools, and internal-use production software are being sold or abandoned and were impaired accordingly in the fourth quarter of 2022. This move was undertaken to transform our supply chain to a variable cost model to strengthen our margins and drastically reduce our overhead costs.

Market Opportunity

Laird Superfood participates in what the U.S. Census Bureau estimates to be an $800 billion grocery market as of 2023. Laird Superfood is specifically focused on the U.S. Natural, Organic and Functional Food and Beverages sub-segment of the food and beverage market. According to the New Hope Network, in 2022, U.S. Natural, Organic and Functional Food and Beverages and Supplement sales were approximately $272 billion and are expected to grow to $300 billion by 2024.

Consumer preferences within the evolving food and beverage industry are shifting away from processed and sugar-laden food and beverage products, as well as those containing significant amounts of highly processed and artificial ingredients. There is also increasing recognition of the environmental impact of animal-based products. Per the Plant-Based Foods Association, U.S. retail sales of plant-based foods increased 6.2% from 2022 to 2023, reaching a market value of $7.4 billion, compared to increases of 1.9% in the overall food category.

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

An Authentic and Trusted Brand Name

An authentic and trusted brand is one of the strongest long-term barriers to entry and sources of sustained differentiation in the consumer products industry. Since inception, Laird Superfood has invested heavily in building a trusted brand that consumers immediately identify as authentic, plant-based, nutrient-dense and functional. Along with more traditional methods of brand-building, we have effectively harnessed the authentic lifestyle of Laird Hamilton and Gabrielle Reece, both of whom have well-earned reputations for being on the cutting edge of fitness and nutrition. Our goal is to make Laird Superfood the choice for customers searching for clean, functional foods at a reasonable price. Our target market extends well beyond elite athletes into the mass market due to recognition that Laird Superfood products are not only natural, functional, and nutrient-dense, they also taste great and are of a value that provides access to all consumers.

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

Exposure to Plant-Based, Functional and Natural Foods Portions of Grocery Market

Within the grocery category, there is an ongoing shift from highly processed conventional brands that demonstrate little nutritional benefit to natural, nutrient-dense, functional and plant-based alternatives. We expect the shift in consumer tastes driving the growth of natural and plant-based alternatives will continue throughout the foreseeable future as consumers become better educated on nutrition and focus on the health and wellness of themselves, their families and the environment. An increasing number of natural and plant-based products are moving beyond the natural and specialty stores and into conventional grocery stores. The continuation of these trends should benefit Laird Superfood as we seek to penetrate the overall grocery market.

Business Model Characterized by Repeat and Recurring Revenues

Because the consumption of coffee, creamers, and hydration products is a daily ritual for many consumers, there is a natural and frequent repeat usage of Laird Superfood products among large portions of our customer base. For this reason, Laird Superfood has always enjoyed a meaningful base of recurring revenues due to repeat orders by its consumers and wholesale partners. Growing this base of recurring revenues is a strong focus of Laird Superfood as it evaluates new product development opportunities, and marketing strategies.

Continued Expansion of Distribution Footprint

Currently, our products are marketed and sold through a diverse set of e-commerce and wholesale channels, including grocery chains, club stores, specialty and natural food outlets, lairdsuperfood.com, pickybars.com, and Amazon.com. Maximizing potential distribution will be a key growth driver for Laird Superfood and our goal is to expand distribution so that our products are available wherever our customers choose to shop, whether it be a retail store, food service environment, or e-commerce.

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

Focus on Environmental, Social and Governance ("ESG") Best Practices

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

Our Products

Our authentic and sustainably differentiated plant-based products become part of our customer’s “Daily Ritual,” providing sustained energy and nutrition throughout the day, presenting the opportunity to expand a portfolio of plant-based products. As part of our focus on sustainability and a better-for-you “Daily Ritual,” the product categories we have focused on to date are Superfood Coffee creamers, Hydration and beverage enhancing supplements including powdered supplements such as Performance Mushrooms, Harvest snacks and other food items, and functional Coffee, tea and hot chocolate products such as our instant lattes.

Our gross sales by product category are reflected below:

	Year Ended December 31,
	2023		2022
	$	% of Total	$	% of Total
Coffee creamers	$20,381,166	60%	$19,800,429	55%
Hydration and beverage enhancing supplements	5,320,039	16%	4,877,067	14%
Harvest snacks and other food items	6,879,643	20%	7,191,316	20%
Coffee, tea, and hot chocolate products	8,017,121	23%	6,648,576	19%
Other	435,423	1%	1,805,914	5%
Gross sales	41,033,392	120%	40,323,302	113%
Shipping income	899,921	3%	1,099,358	3%
Returns and discounts	(7,709,115)	(23)%	(5,594,268)	(16)%
Sales, net	$34,224,198	100%	$35,828,392	100%

Coffee creamers include sales of powdered and liquid coffee creamers. Hydration and beverage enhancing supplements include sales of Hydrate coconut waters and our supplement lines. Harvest snacks and other food items primarily include protein bars. Coffee, tea, and hot chocolate products include traditional and functional mushroom ground and whole bean coffee, hot chocolate with functional mushrooms, and our Instant Latte line of just-add-water coffee and tea products. Other products include coffee tools and other miscellaneous branded goods.

Fundamentally, we do not believe our competition is our peer group better-for-you, less processed creamer companies. We view our competition as the legacy products which are refined-sugar laden, highly processed, and have undecipherable ingredient lists. We believe consumers want more transparency and understanding of what they are putting in their bodies and are seeking less-processed alternatives. We are driving those trends through a trusted, authentic brand platform.

Coffee Creamers

Laird Superfood sells powdered and liquid coffee creamers. We expect to continue expanding our Superfood Creamer platform going forward with additional flavors, functional benefits, and formulations based on consumer preferences and demand. Such products demonstrate attractive repeat usage and customer lifetime value characteristics.

We believe our creamers are differentiated from competing products due to their superior taste profile, rigorous ingredient guardrails, simple and short ingredient lists, and a differentiated energy profile due to the inclusion of plant-based fats and mushrooms where applicable. In addition to being coffee additives, our powdered creamers are used by consumers in a variety of different applications, such as smoothies and baked goods. Our liquid creamers are differentiated by functional mushroom extracts in their ingredient set. Powdered creamers have the further appeal of shelf stability and on-the-go convenience.

Our creamer products primarily compete within the $6.9 billion domestic creamer market that, according to Mintel, is expected to grow at a 6.3% compound annual growth rate ("CAGR") through 2027, and includes products offered by Danone SA, TreeHouse Foods Inc., Nestle SA and Dean Foods Co, among others.

Powdered Coffee Creamers

Laird Superfood’s Superfood Creamer originated in powdered form for convenience, sustainability, and to maximize the nutritional profile. Our powdered coffee creamers have an 18-month shelf life. Powdered coffee creamers have historically represented a smaller, lower-price-point segment of the coffee creamer market with a focus purely on convenience and price. We believe our powdered Superfood Creamers are expanding that segment and bringing new consumers into the set by establishing a premium product proposition - great taste, recognizable ingredient lists, and functional ingredients such as mushrooms that support the body and mind.

Liquid Coffee Creamers

Our liquid coffee creamers were developed internally based on naturally sourced, delicious and functional ingredients. Liquid creamers provide the added benefits of being on the perimeter refrigerated shelf space and a lower price point per unit. Though the more sizable category, liquid creamer plant-based innovation has been limited due to differences in base, flavor, and sugar levels. Laird Superfood is leading the way in bringing functional benefits, such as functional mushrooms, to the set.

Coffee, Tea, and Hot Chocolate Products

Instant Latte and Hot Chocolate with Functional Mushrooms

Laird Superfood sells high-quality instant beverage products pre-mixed with our superfood creamer, in a just-add-hot-water line of Instant Latte products, as well as Hot Chocolate with Functional Mushrooms.

Our Instant Latte beverage products, Hot Chocolate with Functional Mushrooms, and Hot Chocolate Oat Milk products compete with other just-add-hot-water lines of instant coffee products and hot chocolate. The annual revenue generated from the instant coffee market in the U.S. is estimated to reach $1.9 billion in 2024, according to Statista. Demand for Instant Latte continues to grow as younger consumers look for convenience and understand that instant coffee can also equal a quality experience. The hot chocolate market is estimated to reach $1.8 billion in the U.S. in 2024, according to Statista. Because our Hot Chocolate with Functional Mushrooms are made with coconut sugar rather than refined sugars and include functional mushrooms, we believe our hot chocolate product to be highly differentiated from conventional hot chocolate brands.

Whole Bean, and Functional Ground and K-Cup Coffees

Coffees offer an intuitive and complementary sale to customers purchasing our creamers. We believe that our line of high quality Peruvian organic roasts, as well as our more differentiated functional coffee blends, incorporating functional mushroom extracts, superfoods, and botanical adaptogens, have natural synergies for many buyers of our creamer products, and convenience of combined ordering on our e-commerce platform. Available in whole, ground, and k-cup formats, the Laird Superfood lines can match any consumer ritual. Our coffees are a hand-picked, high altitude, shade grown variety selected for their low acidity. The caffeine from our coffee, combined with the naturally occurring MCTs in our creamers, provides sustained energy that many consumers seek.

Hydration and Beverage Enhancing Supplements

Laird Superfood’s hydration and beverage enhancing supplement portfolio includes our beverage enhancing supplements, including Prebiotic Daily Greens, Antioxidant Daily Reds, Performance Mushrooms, and protein powders, and Morning Jumpstart, as well as our Hydrate coconut water products. Each of these products is differentiated against its respective competitors due to a focus on whole foods that the body recognizes instead of long ingredient lists.

Beverage Enhancing Supplements

Our beverage enhancing supplement line consists of Prebiotic Daily Greens and Antioxidant Daily Reds, Performance Mushrooms and other mushroom botanical blends, Morning Jumpstart, and protein powders. The main benefits of our beverage enhancing supplements are a plant-based, less processed and recognizable ingredients set.

Prebiotic Daily Greens and Antioxidant Daily Reds were new launches for Laird Superfood in 2023 and saw strong performance. The Prebiotic Daily Greens competes in the greens powder segment which Business Market Insights sized the US market at $95 million in 2023. It is differentiated from the large group of competitors due to its short ingredient list, focused on foods the body recognizes, superior taste and value. Antioxidant Daily Reds are the newest addition to the Laird Superfood portfolio and seeks to lead an emerging reds powder market with a simple ingredient list full of fruits and vegetables that help fill nutrient gaps the majority of Americans face.

Morning Jumpstart competes largely as an alternative to single-serve cold-pressed juices which frequently focus on similar ingredients (lemon cayenne mixes, and superfood greens mixes), and certain other powdered beverages. The product is set apart from many due to the lack of added sweeteners and convenient powdered form.

Performance Mushrooms compete in the natural supplement market, which is highly fragmented with several peer companies. As mushroom trends continue to accelerate, and consumers become more knowledgeable on mushroom benefits Laird Superfood Performance Mushrooms stand apart due to the ingredients being simple, organic mushrooms powders in a blend of varieties that Laird Hamilton specifically chose to fuel his body.

Our protein powder products compete in the ready-to-drink protein powder market which is highly fragmented. According to Grandview Research, the US protein supplement industry was estimated to reach slightly over $2 billion in 2023. Our plant-based protein is differentiated amid this market with a short, understandable ingredient list including the absence of soy.

Hydrate

Hydrate is our line of powdered coconut water. These products include a limited number of ingredients; no artificial sugars, ingredients or colors that are prevalent in most competing sports drinks; and a lower cost per serving than traditional single use packaged sports drinks, electrolyte, and coconut waters. Hydrate is also environmentally friendly due to its powdered form, avoiding single use plastics and the fuel required to transport liquids.

Our Hydrate platform primarily competes against hydration enhancing sports drinks and other powdered electrolyte mixes. The dominant competitors in the $12.9 billion sports drink market are Gatorade, owned by PepsiCo, and PowerAde, owned by The Coca-Cola Company. Hydrate also competes within the $2 billion coconut water market, which is highly fragmented relative to the sports drink market.

Harvest Snacks and Other Food Items

Bars, Oatmeal, and Granolas

Laird Superfood acquired Picky Bars in May 2021 and began selling their portfolio of better-for-you foods including lines of bars, oatmeal, and granolas. Since the acquisition, we launched Laird Superfood branded Protein Bars and Picky Bars branded Nut Butter Bars, which are clean alternatives to a broad protein bar market.

Our Picky Bars, Laird Superfood Protein Bars, and Picky Bars Nut Butter Bars primarily compete in the $20.0 billion snack bar market, which is expected to grow at 6.6% CAGR through 2025, per Grand View Research. Energy and Nutrition bars, which includes these products, make up the second largest segment behind Granola/Muesli.

Our Performance Granola and Performance Oatmeal compete in the $36.5 billion global cereal market, which is expected to grow at a 3.7% CAGR through 2030, per Grand View Research. Top competitors are Bob’s Red Mill, Kellogg, General Mills and Purely Elizabeth.

Our Customer Usage Patterns

The majority of our business is currently conducted in E-commerce channels in 2023, although Wholesale revenues have substantially increased as a percentage of our total business as we continue to expand our presence in physical retail channels as our retail distribution and product assortment grows. We have multiple years of cohort data on all customers that have ordered through our direct website and have conducted custom segmentation research. We view this data as indicative of expected customer usage patterns across all channels on the basis of historic trend analysis.

Subscriptions play an important role in driving retention rates for our e-commerce direct-to-consumer ("DTC") business at lairdsuperfood.com and pickybars.com and in 2023 and 2022 subscriptions made up 55% and 40% of our DTC net sales, respectively. In addition to subscriptions, our DTC business has a high percentage of repeat users. In 2023 and 2022, 81% and 83% of the DTC net sales came from either subscribers or repeat users. Subscriptions on Amazon.com reached 19% of sales in that channel in 2023 and are growing. These dynamics create meaningful recurring revenues and the combination of repeat usage, order frequency and retention rates inform our views on strategic marketing spend and customer unit economics.

Distribution Channels

We generate revenue through two channels: e-commerce and wholesale. Our customers and distribution channels include our e-commerce business through our websites, lairdsuperfood.com and pickybars.com, and through Amazon.com, as well as our wholesale business to distributors and retailers in natural and specialty channels, conventional grocery, club, food service and mass market.

Our net sales by distribution channel are reflected below:

	Year Ended December 31,
	2023		2022
	$	% of Total	$	% of Total
E-commerce	$19,443,885	57%	$22,313,241	62%
Wholesale	14,780,313	43%	13,515,151	38%
Sales, net	$34,224,198	100%	$35,828,392	100%

E-commerce

Our e-commerce business consists of lairdsuperfood.com, pickybars.com, and Amazon.com. Lairdsuperfood.com sells all of our SKUs with the exception of our liquid Superfood Creamers.

Lairdsuperfood.com allows for online-only sales of trial products, prior to the investment necessary to launch in wholesale. Pickybars.com sells all of our acquired Picky Bar SKUs, plus a rotating assortment of our historic Laird Superfood SKUs. Content on our websites allows Laird Superfood to educate consumers on the benefits of our products and ingredients, and to market and cross-sell new products. It also facilitates our subscription business and establishing consumer loyalty through our brand story, ingredient transparency, and consumer FAQ.

For sales through Amazon.com, we utilize both fulfilled by Amazon (“FBA”) and fulfilled by merchant ("FBM") distribution processes. Related to FBA, we send products to Amazon, and Amazon fulfills orders placed through its online marketplace from its fulfillment centers. Amazon charges us fulfillment fees for this service and may charge storage fees for certain inventory. We sell a number of our SKUs on Amazon.com, including our Liquid Superfood creamers. Sales through Amazon.com accounted for 17% and 19% of our total net sales in 2023 and 2022, respectively.

Our net sales from our e-commerce business are reflected below:

	Year Ended December 31,
	2023	2022
Lairdsuperfood.com and Pickybars.com	$13,660,274	$15,350,333
Amazon.com	5,783,611	6,962,908
Total e-commerce sales, net	$19,443,885	$22,313,241

Wholesale

Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, and food service which consists of local and regional coffee shops, juice bars, corporate offices, hotels, restaurants, college campuses, professional sports team facilities, and gyms.

Supply Chain

Laird Superfood sources its raw materials from a variety of suppliers located both inside and outside the United States. The Company purchases substantial portions of our roasted coffee products from one supplier, coconut milk powder from two suppliers, and coconut water powder from one supplier. There are multiple sources of roasted coffee products, coconut milk powder and coconut water powder available to the Company, and management believes that the Company could find suitable replacements for these suppliers on substantially similar terms. Raw materials are shipped to our co-manufacturers' production facilities where they are stored. These raw materials are then mixed and packaged into finished goods. Finished goods are then warehoused and shipped to both retail and wholesale customers, as well as distributors across the country.

Laird Superfood has a supplier code of conduct for the ethical sourcing of raw materials from within and outside the United States, which we provide to suppliers as part of the supplier-onboarding process.

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

We believe that we are in material compliance with existing food-related regulations applicable to our business. We do not expect the cost of our continued compliance with existing food-related regulations to have a material effect on our capital expenditures, earnings, cash flows, or competitive position in the foreseeable future.

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

Employee Safety Regulations

We are subject to certain safety regulations, including OSHA regulations. As we work in a critical infrastructure industry as part of the nation’s food supply, we have implemented health and safety policies for all of our staff, including a transition to telework wherever reasonably possible; enacted strict sanitation protocols throughout our operations; and restricted access to visitors. Our top priority is the health and safety of our employees, and we are following published guidelines by the Centers for Disease Control and Prevention and other governmental health organizations in implementing procedures to protect our employees. We do not expect the cost of our continued compliance with existing employee safety regulations to have a material effect on our capital expenditures, earnings, cash flows, or competitive position in the foreseeable future.

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

As of December 31, 2023, we had 25 full-time employees and two part-time employees. None of these employees are represented by labor unions or covered by collective bargaining agreements.

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

We actively seek opportunities for effective communication. Major communication efforts include monthly town hall meeting, which communicate content such as a CEO message, departmental updates, business priorities, and team member information. Departments meet individually and cross-functionally in a variety of ways. Managers are trained to hold regular one-on-one meetings to communicate on projects, tasks, feedback, and development. Individuals are encouraged to communicate through both formal methods and our Open-Door Policy.

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

Talent Development

We conduct an annual talent review to identify top performers and high potential talent. This review informs our development activities and skill-building opportunities of our employees across all levels. We have a strong track record of internal growth and development with many examples of employees growing into new roles with increasing responsibility. We offer employees the opportunity to participate in external leadership development programs in person or online, as well through professional associations and conferences. Additionally, we offer internal training on targeted competencies, such as giving and receiving feedback and effective goal setting. A systematic and regular review of our internal talent is critical to meeting the future needs of our business.

Compensation and Benefits

Our total rewards program is designed to ensure our talented team is both fairly paid and rewarded for performance. We ensure market competitiveness and continually make smart adjustments where necessary with the goal of retaining top talent and ensuring equitable pay practices. We offer competitive benefits to ensure that our employees are provided for across the full range of employee rewards. We also offer employer paid medical and vision insurance, dental insurance, life and short-term disability insurance, paid time off, and a retirement savings plan with an employer safe harbor contribution.

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

Corporate Information

We were formed as a limited liability company on June 25, 2015 under the laws of the State of Oregon. We converted to a corporation under the laws of the State of Oregon on February 18, 2016, then converted to a corporation under the laws of the State of Delaware on July 3, 2018, then converted to a corporation under the laws of the State of Nevada on December 29, 2023. Our principal executive offices are located at 5303 Spine Road, Suite 204, Boulder, Colorado, 80301. Our websites are www.lairdsuperfood.com and www.pickybars.com. We make available on or through www.lairdsuperfood.com certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. We have included our website address in this Annual Report as an inactive textual reference only. Information contained on, or that can be accessed through, our website is not part of this Annual Report. You should not rely on any information contained or included on our website in making your decision whether to purchase our common stock.

ITEM 1A. RISK FACTORS.

Our business is subject to various risks and uncertainties. Investors should carefully read the following factors as well as the cautionary statements referred to in “Cautionary Note Regarding Forward-Looking Statements” included herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report on Form 10-K occur, the Company’s business, financial condition, or results of operations could be materially adversely affected.

Risks Relating to Our Limited Operating History, Financial Position and Capital Needs

We are an early-stage company and have incurred significant losses since our inception. We may continue to incur losses for the foreseeable future.

We are an early-stage company. We were formed and commenced operations in June 2015. We face all the risks faced by newer companies, including significant competition from existing and emerging competitors, many of which are established and have greater access to capital than we do. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from an early-stage company to a company capable of supporting larger scale commercial activities. If we are not successful in such a transition, our business, results and financial condition will be harmed.

We may need additional funding in order to grow our business.

To date, we have financed our operations through our initial public offering, private placements of our common and preferred stock and borrowings under loan agreements. We have devoted substantially all our financial resources and efforts to developing our products, workforce, building awareness of our brand, and growing retail distribution. Our long-term growth and success are dependent upon our ability to generate cash from operating activities. Although our goal is to generate cash from operations to sustain our expenses into the foreseeable future, and while we have substantially reduced our quarterly cash burn from historic levels as evidenced by generating positive cash flows from operations in the fourth quarter of 2023, there is no assurance that we will be able to generate sufficient cash from operations or access the capital we need to grow our business long-term. Our inability to obtain additional capital could have a material adverse effect on our ability to fully implement our business plan and grow our business, to a greater extent than we can with our existing financial resources.

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

We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

•	acquire or invest in complementary businesses or assets;
•	increase our sales and marketing efforts and address competitive developments;
•	provide for supply and inventory costs;
•	fund development and marketing efforts of any future products or additional features to then-current products;
•	acquire, license or invest in new technologies; or
•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and further improve gross margins;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts;
•	the effect of competing market developments; and

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

Our growth since inception has placed, and may continue to place, significant demands on our organizational, administrative and operational infrastructure, including manufacturing operations, quality control, technical support and customer service, sales force management and general and financial administration. As we continue to grow, we will need to make significant investments in multiple facets of our company, including in sales, marketing, product development, information technology, and personnel. We will also need to improve our operational, financial and management controls as well as our reporting systems and procedures.

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

We have a history of losses, and we may be unable to sustain profitability and positive cash flows from operating activities.

Although we achieved profitability and positive cash flow from operations during the three months ended December 31, 2023, we have experienced losses in every period since the company’s inception. We may not be able to sustain free cashflow positive operations in other future periods or be profitable in the future. In 2023 and 2022, we incurred net losses of $10.2 and $40.3 million respectively. Although we significantly decreased our operating expenses in 2023 compared to the prior-year period, over time our operating expenses may increase as we hire additional employees; support our strategic and other customer relationships; innovate and commercialize products; build our brand, expand our marketing channels and drive consumer adoption of our products; increase our customer base, supplier network and co-manufacturing partners and review geographic expansion. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. Accordingly, we may not be able to successfully implement our long-term growth strategies or achieve or sustain profitability, and we may incur significant losses for the foreseeable future.

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

We expect competition in the natural, organic, and functional food and beverage industry, and in particular Internet-based competition, generally to continue to increase. We believe that our ability to compete successfully in this market depends upon many factors both within and beyond our control, including:

•	the size and composition of our customer base;
•	the number of products that we feature on our websites;
•	the quality and responsiveness of customer service;
•	our selling and marketing efforts;
•	the quality and price of the products that we offer;
•	the convenience of the shopping experience that we provide;
•	rapid changes affecting global, national, and regional economies;
•	our ability to manage our third-party manufacturing and logistics partners; and
•	our reputation and brand strength.

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

Some of our Laird Superfood products are only in early stages of commercialization, and some products that are important to our growth strategy are in various stages of research and development and have not yet been commercialized. We are not certain that these, or any other future products, will be developed to commercialization, sell as anticipated, be manufactured as anticipated, or be desirable to their intended markets. Also, some of our products may have limited uses and benefits, which may limit their appeal to consumers and put us at a competitive disadvantage. Developing new products and placing them into both conventional and natural grocery environments is an expensive and time-consuming process, and if a product fails to sustain market acceptance or is unable to be manufactured as anticipated, the investment made in the product may be lost. If our current or future products fail in the development stage, or fail our customer’s expectation of quality, or if we do not achieve or sustain market acceptance, we could lose customers or could be subject to claims which could have a material adverse effect on our business, financial condition and operating results.

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

If we expand into other target markets, we cannot assure you that our expansion plans will be realized, or if realized, be successful. We expect each market to have particular regulatory and funding hurdles to overcome and any future developments in these markets, including the uncertainty relating to governmental policies and regulations, could harm our business. If we expend significant time and resources on expansion plans that fail or are delayed, our reputation, business and financial condition may be harmed.

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

The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we have in the past been, and may be required to recall or withdraw products, suspend production of our products or cease operations, which may lead to a material adverse effect on our business. For example, in the first quarter of 2023, we discovered a product quality issue with coconut milk powder from one of our suppliers and immediately initiated a voluntary product withdrawal and contacted all impacted wholesaler customers and e-commerce customers to aggressively pull back as much of the affected product as possible. In connection with this withdrawal, we incurred costs associated with inventory obsolescence, quality testing, and remedial discounts and replacement orders of $0.5 million in the fourth quarter of 2022 and $0.1 million in 2023, net of recoveries. In addition, we implemented a robust sensory testing program to prevent future quality issues.

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

Agricultural products are vulnerable to adverse weather conditions, including severe rains, drought and temperature extremes, floods and windstorms, which are quite common but difficult to predict. Agricultural products also are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality and, in extreme cases, entire harvests may be lost. Additionally, because approximately 67% of our inventory is concentrated in one geographical location by co-manufacturing and third-party logistics partners, adverse weather or natural disasters, including fires, earthquakes, winter storms, droughts, or volcanic events could result in significant costs and meaningfully reduce our capacity to fulfill orders and maintain normal business operations. These factors may result in lower sales volume and increased costs due increased costs of products. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of products from alternative areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Climate change may negatively affect our business and operations.

There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as coconut milk powder, organic coconut sugar, organic extra virgin coconut oil and freeze-dried coconut water. As a result of climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations, as well as the agricultural businesses of our suppliers, which rely on the availability and quality of water.

We rely on a small number of suppliers to provide our raw materials, and our supply chain may be interrupted and prevent us from obtaining the necessary materials we need to operate.

We rely on suppliers and vendors to meet our high-quality standards and supply products in a timely and efficient manner. There is, however, no assurance that quality natural and organic products will continue to be available to meet our specific and growing needs. This may be due to, among other reasons, problems with our suppliers’ and vendors’ businesses, finances, labor relations, ability to export materials, international shipping delays, product quality issues, costs, production, crop yields, insurance, and reputation, as well as disease outbreaks or pandemics such as the COVID-19 pandemic, acts of war, terrorism, natural disasters, fires, earthquakes, flooding or other catastrophic occurrences. If for any reason our suppliers or vendors became unable or unwilling to continue to provide services to us, this would likely lead to a temporary interruption in our ability to import our products until we found another entity that could provide these services. Failure to find a suitable replacement, even on a temporary basis, would have a material adverse effect on our ability to meet our current production targets, make it difficult to grow and would hurt our results of operations.

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

Many aspects of our business could be directly affected by volatile commodity costs. Agricultural commodities and raw materials, including coconut milk powder, organic coconut sugar, organic extra virgin coconut oil, and freeze-dried coconut water. These items, as well as a growing list of new ingredients as we expand our product portfolio, are subject to price volatility which can be caused by commodity market fluctuations, inflation, crop yields, seasonal cycles, weather conditions (including the potential effects of climate change), temperature extremes and natural disasters (including floods, droughts, water scarcity, frosts, earthquakes and hurricanes), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, natural disasters and government programs and policies among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, distribution costs for our products and packaging costs. While we may seek to offset the volatility of such costs with a combination of cost savings initiatives, operating efficiencies and price increases to our customers, we may be unable to manage cost volatility. If we are unable to fully offset the volatility of such costs, our financial results could be adversely affected.

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

We sell a substantial portion of our products through retailers such as Costco, through distributors such as United Natural Foods, Inc. and KeHE Distributors, and online through Amazon.com, and we depend on these third parties to sell our products to consumers.

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

We depend upon internet search engines and other providers of digital advertising to attract a significant portion of our potential customers to our websites, and any change in the prominence of our website in either paid or algorithmic search result listings or an increase in purchasing digital ads could cause the number of visitors to our websites and our revenue to decline.

We depend in significant part on various internet search engines, such as Google, and other providers of digital advertising to direct a significant number of potential customers to our websites. Search websites typically provide two types of search results, algorithmic and paid listings. Algorithmic, or organic, listings are determined and displayed solely by a set of formulas designed by search companies. Paid listings can be purchased and then are displayed if particular words are included in a user’s internet search. Placement in paid listings is generally not determined solely on the bid price, but also takes into account the search engines’ assessment of the quality of the website featured in the paid listing and other factors. We rely on both algorithmic and paid search results, as well as digital advertising on other websites and through other providers, to direct a substantial share of the visitors to our websites.

Our ability to maintain the number of visitors to our websites from internet search websites and other websites is not entirely within our control. For example, internet search websites frequently revise their algorithms in an attempt to optimize their search result listings or to implement their internal standards and strategies. Changes in the algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. We have experienced and continue to experience fluctuations in the search result rankings for our websites.

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

Other factors, such as search engine technical difficulties, search engine technical changes and technical or presentation changes we make to our websites, could also cause our websites to be listed less prominently in algorithmic search results. Any adverse effect on the placement of our websites in search engine results could reduce the number of users who visit our websites and drive up the cost of customer acquisition. If visits to our websites decrease, our revenue may decline, and we may need to resort to more costly sources to acquire new customers and such decreased revenue and/or increased expense could materially and adversely affect our business and profitability.

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

We are reliant on co-manufacturers and third-party logistics partners for a substantially all of our production and fulfillment, with 77% of our inventory held by three partners as of December 31, 2023. A failure by these partners to comply with food safety, environmental, or other laws and regulations, or to produce products of the quality and taste-profile we expect, or with efficiency and at costs we expect, may also disrupt our supply of products. In addition, we may experience increased distribution and warehousing costs due to capacity constraints resulting from our growth. If we cannot maintain sufficient and satisfactory production, warehousing and distribution capacity through third-party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution and warehousing costs may increase, which could negatively affect our business.

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

While we have implemented administrative and technical controls, maintained information security training programs, perpetuated external reviews, and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks, ransomware attacks, or other security breaches to our computer systems, which could have a material adverse effect on our business, financial condition or results of operations. Similarly, while we currently maintain insurance that is intended to cover security and information system incidents, the insurance may not cover all or any of the losses, types of claims, damages to our brand, or damages to our reputation due to the specific facts and circumstances surrounding the event, and such insurance may not remain available on advantageous terms or at all.

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

Economic and business factors could result in impairment of intangible assets.

Current and future economic conditions, as well as the other risks noted in this Item 1A, may adversely impact our ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins. As discussed under “Critical Accounting Estimates” included elsewhere in this report, these events could materially reduce our profitability and cash flows which could, in turn, lead to impairment of our intangible assets. Furthermore, significant negative industry or general economic, market or other trends, disruptions to our business and unexpected significant changes or planned changes in our use of intangible assets. Any future impairment could have a material adverse effect on our business, financial condition, or results of operations.

Provisions in our governing documents under Nevada law could discourage a takeover that shareholders may consider favorable.

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to defend against a takeover attempt;
•	providing that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by shareholders;
•	advance notice procedures, which may apply for shareholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders;
•	no authorization of cumulative voting, which limits the ability of minority shareholders to elect director candidates;
•	certain amendments to our articles of incorporation require the approval of two-thirds of the then outstanding voting power of our capital stock;
•	our amended and restated certificate of incorporation requires the approval of two-thirds of the then outstanding voting power of our capital stock for shareholders to adopt, amend, alter, or repeal our bylaws, or to adopt any provision inconsistent with our bylaws;
•	a prohibition on shareholder action by written consent, which means that our shareholders will only be able to take action at a meeting of shareholders; and
•	preventing shareholders from calling special meetings.

In addition, we are subject to Nevada's Combination with Interested Shareholders Statute (Nevada Revised Statutes 74.411 - 74.444), which prohibits an interested stockholder from entering into a "combination" with the corporation, unless certain conditions are met. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of our company to first negotiate with our Boad. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

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

Our articles of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Despite becoming a Nevada corporation as of December 31, 2023, our articles of incorporation retain the provision that provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders;
•	any action asserting a claim against us, or our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law or our articles of incorporation or bylaws; and
•	any action asserting a claim against us, or our directors, officers or employees governed by the internal affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

In addition, our articles of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, unless we consent in writing to the selection of an alternative forum. This exclusive forum provision does not apply to claims under the Exchange Act.

These exclusive forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provision contained in our articles of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management, Strategy, and Governance

A dedicated, outsourced Chief Information Officer, in collaboration with outside cybersecurity partners, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Qualified third-party service providers are tasked with developing, implementing, and executing that strategy. These third parties play a key role in our cybersecurity risk assessment and management processes as we rely on their cybersecurity experience and expertise to assess, identify, and manage emerging trends and risks from cybersecurity threats on an ongoing basis.

Our Chief Executive Officer and other members of our senior management as appropriate provide oversight and monitoring of these third parties, who provide regular reports to management. Management provides periodic reports to our Board of Directors as a whole, who are ultimately responsible for the oversight of risks from cybersecurity threats, which include updates on the Company’s cyber risks, the status of projects to strengthen our information security systems, assessments of the information security program, the emerging threat landscape, and any recommendations for additional internal controls, systems, or insurance coverage for board approval.

Our cybersecurity policies are focused on ensuring the security and protection of our systems, networks, and proprietary data which includes trade secrets, intellectual property, corporate strategic plans, marketing plans, material non-public financial information, and personally identifiable information such as employee and customer information. We also actively engage with key vendors as part of our continuing efforts to actively monitor system access, identify and quarantine potential cybersecurity threats, to assess and implement cybersecurity systems and tools, and to enhance the effectiveness of our information security policies and procedures.

Cybersecurity risk management processes are one component of our overall risk assessment process whereby, on an ongoing basis, we analyze our internal control environment and consider how threats to the business might circumvent those controls. These processes include control over and segregation of user access to key systems, monitoring of any user access anomalies, active monitoring of emerging trends in the broader market, timely identification and quarantine of any potential cybersecurity incidents, evaluation of our operations and business needs and how executing on those needs translates to potential threats, and training of end users to mitigate the likelihood of user error.

We assess materiality of cybersecurity incidents based on the type of breach, whether any information was accessed, the nature of the information accessed, and the potential for business interruption. As of the date of this report, we are not aware of any material risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES.

We sublease our corporate headquarters at 5303 Spine Road, Suite 204, Boulder, Colorado, 80301. The term of the lease extends through July 1, 2027. We believe our leased space is adequate for our current needs and that suitable additional or substitute space would be available if needed.

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

Holders

As of March 5, 2024, there were 54 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Net sales decreased to $34.2 million for the year ended December 31, 2023, from $35.8 million for the year ended December 31, 2022. Wholesale net sales 2023 increased by 9% compared to 2022 driven by sales growth in Club and distribution expansion in grocery as well as product velocities improvement behind updated packaging launch in Q2 of 2023. This was in part offset by strategic investment in trade spend to drive growth in that channel. E-commerce channel sales for 2023 decreased 13% year over year driven by significant planned reductions in marketing media spend across both DTC and Amazon.com, as well as out-of-stock issues related to the product quality withdrawal issue in Q1 of 2023 as we rebuilt our inventory. These issues were fully resolved in the second half of the year enabling e-commerce growth of 10% in the fourth quarter of 2023 compared to the same period last year.

Our e-commerce business is two-pronged and consists of direct-to-consumer sales (lairdsuperfood.com and pickybars.com) and use of third-party platforms, such as Amazon.com. For the years ended December 31, 2023 and 2022, the e-commerce business made up 57% and 62% of our net sales, respectively. Lairdsuperfood.com and pickybars.com are platforms that provide an authentic brand experience for our customers that drives engagement and provides feedback for future product development. We view our proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. Content on our websites allows Laird Superfood to educate consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for over three-quarters of direct-to-consumer sales for the years ended December 31, 2023 and 2022.

For the years ended December 31, 2023 and 2022, wholesale made up 43% and 38% of our net sales, respectively. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, and club. The diversity of our retail channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

Redomestication

On December 31, 2023 (the “Effective Date”), we changed our state of incorporation from the state of Delaware to the state of Nevada (the “Redomestication”) by means of a plan of conversion, as described in our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2023.

As of the Effective Date:

●	our domicile changed from the state of Delaware to the state of Nevada; and

●

the affairs of the Company ceased to be governed by the Delaware General Corporation Law and the Company’s then existing certificate of incorporation and bylaws, and instead became governed by the Nevada Revised Statutes and the Company's new articles of incorporation and bylaws.

The Redomestication was previously submitted to a vote of, and was approved by, the Company's stockholders at our Annual Meeting of Stockholders held on November 28, 2023. The Redomestication did not result in any change in the business, physical location, management, assets, liabilities or net worth of the Company, nor did it result in any change in location of the Company’s current employees, including management. The Redomestication did not affect any of the Company’s material contracts with any third parties, and the Company’s rights and obligations under those material contractual arrangements continue to be the rights and obligations of the Company after the Redomestication. The daily business operations of the Company will continue as they have been conducted prior to the Redomestication. The consolidated financial condition and results of operations of the Company immediately after consummation of the Redomestication remains the same as immediately before the Redomestication.

Product quality issue

In the first quarter of 2023, prior to the issuance of our consolidated financial statements for the year ended December 31, 2022, we discovered a product quality issue with coconut milk powder from one of our suppliers and immediately initiated a voluntary product withdrawal and contacted all impacted wholesale customers and e-commerce consumers to aggressively pull back as much as of the affected product as possible. In connection with this withdrawal, we incurred costs associated with inventory obsolescence, quality testing, and remedial discounts and replacement orders of $0.5 million in the fourth quarter of 2022 and $0.4 million in the first quarter of 2023. In addition, we implemented a robust new sensory testing program to prevent future quality issues. In the third quarter of 2023, we reached settlement with the vendor to recapture these costs and have recovered $0.3 million to date.

Transition to variable cost third-party co-manufacturing business model

We ceased in-house manufacturing and fulfillment activities at the end of 2022 and moved strategic raw material, packaging and finished goods inventory to co-manufacturer and third-party logistics partners, disposing of the remaining inventory, and terminating its leases of manufacturing facilities effective January 31, 2023, and eliminated substantially all production and fulfillment labor. Manufacturing equipment, furniture, tools, and internal-use production software are being sold or abandoned and were impaired accordingly in the fourth quarter of 2022. This move was undertaken to transform our supply chain to a variable cost model to strengthen our margins and drastically reduce our overhead costs.

Key Factors Affecting our Performance

We believe that our future performance will depend on many factors, including the following:

Ability to Grow Our Customer Base in both E-commerce and Traditional Wholesale Distribution Channels

We are currently seeking to grow our customer base through both paid and organic e-commerce channels, as well as by expanding our presence in a variety of physical retail distribution channels and geographical regions. E-commerce customer acquisitions typically occur at our direct websites, lairdsuperfood.com and pickybars.com, and through Amazon.com. Our e-commerce customer acquisition program includes paid and unpaid social media, search, display and traditional media. Our products are also sold through a growing number of retail channels. Wholesale customers include grocery chains, natural food outlets, club stores, and food service customers which include coffee shops, gyms, restaurants, hospitality venues and corporate dining services, among others. Customer acquisition in physical retail channels depends on, among other things, paid promotions through retailers, display and traditional media.

Ability to Manage Co-Manufacturer and Third-Party Logistics Relationships

Substantially all of our production and logistics are handled by third parties, and our performance is highly dependent on the ability of these partners to produce and deliver our products timely, to our standards, and at a reasonable cost.

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

Ability to Expand Our Product Lines

Our goal is to expand our product lines over time to increase our growth opportunity and reduce product-specific risks through diversification into multiple products, each designed around daily use. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time.

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

Components of Results of Operations

Sales, net

We sell our products indirectly to consumers through a broad set of retail outlets. We also derive revenue from the sale of our products directly to consumers through our direct websites, lairdsuperfood.com and pickybars.com, as well as third-party e-commerce channels such as Amazon.com.

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

Results of Operations

Comparison of the years ended December 31, 2023 (“FY2023”) and December 31, 2022 (“FY2022”)

The following table summarizes our results of operations:

	Year Ended December 31,		$	%
	2023	2022	Change	Change
Sales, net	$34,224,198	$35,828,392	$(1,604,194)	(4)%
Cost of goods sold	(23,910,921)	(30,641,125)	6,730,204	(22)%
Gross profit	10,313,277	5,187,267	5,126,010	99%
Gross margin	30.1%	14.5%
General and administrative	9,573,637	30,595,163	(21,021,526)	(69)%
Research and product development	219,723	427,537	(207,814)	(49)%
Sales and marketing	11,218,903	14,528,704	(3,309,801)	(23)%
Total operating expenses	21,012,263	45,551,404	(24,539,141)	(54)%
Operating loss	(10,698,986)	(40,364,137)	29,665,151	(73)%
Other income	551,064	47,088	503,976	1070%
Loss before income taxes	(10,147,922)	(40,317,049)	30,169,127	(75)%
Income tax expense	(15,195)	(20,269)	5,074	(25)%
Net loss	$(10,163,117)	$(40,337,318)	$30,174,201	(75)%

Sales, Net

	Year Ended December 31,		$	%
	2023	2022	Change	Change
Sales, net	$34,224,198	$35,828,392	$(1,604,194)	(4)%

Net Sales decreased to $34.2 million in FY2023, compared to $35.8 million in FY2022. The decrease was primarily due to a 13% decrease in our e-commerce channels driven planned reductions in media spending across both channels as well as out-of-stock issues on Amazon and our DTC business related to the product quality issue experienced in the first quarter of 2023. The decrease was partially offset by 9% growth in the Wholesale channel. Overall Gross Sales volume increased by 2%.

Cost of Goods Sold

	Year Ended December 31,		$	%
	2023	2022	Change	Change
Cost of goods sold	$(23,910,921)	$(30,641,125)	$6,730,204	(22)%

Cost of Goods Sold decreased to $23.9 million in FY2023 from $30.6 million in FY2022. The reduction was driven by the transition to a variable cost third-party co-manufacturing business model despite a 2% expansion of Gross Sales volume.

Gross Profit

	Year Ended December 31,		$	%
	2023	2022	Change	Change
Gross profit	$10,313,277	$5,187,267	$5,126,010	99%

Gross Profit increased to $10.3 million in FY2023 from $5.2 million in FY2022. Gross Margin was 30.1% in FY2023 compared to 14.5% in FY2022. This improvement reflects the benefits of the transition to a variable cost third-party co-manufacturing business model and pricing action taken during the year, offset in part by elevated promotional spend.

Operating Expenses

	Year Ended December 31,		$	%
	2023	2022	Change	Change
Operating expenses
General and administrative	$9,573,637	$30,595,163	$(21,021,526)	(69)%
Research and product development	219,723	427,537	(207,814)	(49)%
Sales and marketing	11,218,903	14,528,704	(3,309,801)	(23)%
Total operating expenses	$21,012,263	$45,551,404	$(24,539,141)	(54)%

General and administrative expense decreased to $9.6 million in FY2023 from $30.6 million in FY2022, primarily due to FY2022 charges related to impairment of goodwill and long-lived acquisition intangible assets of $9.6 million, as well as $8.7 million of exit and disposal costs. See Notes 4 and 5, respectively, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the aforementioned impairments and Note 1 for more information on exit and disposal costs. The remaining $2.7 million decrease was driven primarily by a $1.0 million decrease in insurance expense and a decrease in personnel costs, including stock-based compensation, resulting from the organizational rightsizing that occurred in FY2022 and FY2023.

Sales and marketing expense decreased to $11.2 million in FY2023 from $14.5 million in FY2022, primarily due to a planned reduction in inefficient media spending and lower personnel costs.

Other Income

	Year Ended December 31,		$	%
	2023	2022	Change	Change
Other income	$551,064	$47,088	$503,976	1070%

Other income is composed of interest income and expense, rental income, income and losses related to investment securities available-for-sale, and other non-operating gains and losses. The increase was primarily driven by rising interest rates in 2023, and due to 2022 other income being offset by $0.2 million of realized losses on sales of available-for-sale securities.

Comparison of the years ended FY2023 and FY2022

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
Cash flows from operating activities	$(10,765,881)	$(14,312,439)
Cash flows from investing activities	690,307	8,970,740
Cash flows from financing activities	(27,422)	102,267
Net change in cash, cash equivalents, and restricted cash	$(10,102,996)	$(5,239,432)

Cash Flows used in Operating Activities

Cash used in operating activities was $10.8 million for FY2023 as compared to $14.3 million for FY2022. Cash used in 2023 resulted primarily from operating losses, the relief of exit and disposal related accruals, and the rebuilding of inventory following the product quality issue experienced in the first quarter of FY2023. Cash used in FY2022 resulted from operating losses, offset by decreased inventory and prepaid expense balances and increased current liabilities largely driven by exit and disposal costs.

Cash Flows used in Investing Activities

Cash provided by investing activities was $0.7 million in FY2023 as compared to $9.0 million used in FY2022. The cash inflow in FY2023 was primarily related to the sales of equipment. The cash inflow in FY2022 was primarily related to the sales of land, equipment, and available-for-sale securities.

Cash Flows from Financing Activities

Cash used in financing activities was $27.4 thousand in FY2023 compared to cash provided of $102.3 thousand in FY2022. Cash used in FY2023 related to taxes withheld on stock issuances. Cash provided by investing activities in FY2022 primarily related to stock option exercises.

Liquidity and Capital Resources

As of December 31, 2023, we had incurred accumulated net losses of $106.3 million, including operating losses of $10.7 million and $40.4 million for FY2023 and FY2022, respectively. We expect to incur additional operating losses as we continue efforts to grow our business. However, after taking several strategic steps in 2023 and 2022, we have significantly optimized spending, improved gross margins, and significantly reduced cash burn in an effort to bring the business closer to breakeven and profitability in future quarters, with the first quarter of net income and positive cash flows from operations realized in the fourth quarter of 2023. These steps included transitioning out of in-house manufacturing to a variable cost third-party co-manufacturing business model, closing manufacturing facilities and offices in Sisters, Oregon, several rounds of organizational restructuring to optimize our headcount costs, and reducing marketing and administrative investment through eliminating non-essential spending. We will continue to seek to optimize spending and expand gross margins. Additionally, our current business plan is to continue to utilize inventory management to reduce working capital. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering, our lines of credit, and term loans. Our historical uses of cash have primarily consisted of cash used in operating activities and working capital needs.

As of December 31, 2023, we had $7.7 million of cash and cash equivalents on-hand. As of December 31, 2022, we had $17.8 million of cash and cash equivalents on-hand and investments and $5.0 million of available borrowings under our lines of credit which expired in 2023. As of December 31, 2023 and 2022, no amounts were outstanding under our lines of credit.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our product platforms, and the introduction of new products and acquisition activity. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•

The Company has lease arrangements for corporate office space. As of December 31, 2023, the Company had fixed lease obligations of $0.4 million, of which $0.1 million is payable within the next twelve months.

•	As of December 31, 2023, $4.4 million of current liabilities were accrued related to short term operating activities and personnel costs.
•

Advertising and marketing expenditures were $7.5 million in 2023 and $10.7 million in 2022. While we expect to continue to invest in these activities as part of the strategic expansion of sales volume, we will continue to reduce our marketing investments to reflect strategic shifts in spending and to improve the efficacy of future customer acquisition costs.

Based on our current business plans, we believe that our existing cash balances, including our anticipated cash flow from operations, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. In the future, we may raise funds by issuing debt or equity securities, or securities convertible into or exchangeable for our common stock. Such financing and other potential financing may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all.

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

Revenue Recognition

We recognize revenue for the sale of our product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale. Revenue is measured by the transaction price, which is defined as the amount of consideration we expect to receive in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes consumer incentives, trade promotions, and allowances, such as coupons, discounts, rebates, incentives, cooperative advertising, and other programs. Variable consideration related to these programs is recorded as a reduction to revenue based on amounts that we expect to pay.

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

Stock Incentive Plan

Compensation cost relating to share-based payment transactions is measured based on the grant date fair value of the equity or liability instruments issued. The fair value of the compensation is estimated utilizing well-established valuation methods, including Black-Scholes and Monte Carlo, and is calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. While there is inherent uncertainty in the estimated fair value of the awards, management believes that the expectations and assumptions are reasonable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Laird Superfood, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Laird Superfood, Inc (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 13, 2024

We have served as the Company’s auditor since 2018.

LAIRD SUPERFOOD, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2023	December 31, 2022
Assets
Current assets
Cash, cash equivalents, and restricted cash	$7,706,806	$17,809,802
Accounts receivable, net	1,022,372	1,494,469
Inventory, net	6,322,559	5,696,565
Prepaid expenses and other current assets, net	1,285,564	2,530,075
Total current assets	16,337,301	27,530,911
Noncurrent assets
Property and equipment, net	122,595	150,289
Fixed assets held-for-sale	—	800,000
Intangible assets, net	1,085,231	1,292,118
Related party license agreements	132,100	132,100
Right-of-use assets	354,732	133,922
Total noncurrent assets	1,694,658	2,508,429
Total assets	$18,031,959	$30,039,340
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,647,673	$1,080,267
Accrued expenses	2,586,343	6,295,640
Related party liabilities	2,688	16,500
Lease liabilities, current portion	138,800	59,845
Total current liabilities	4,375,504	7,452,252
Lease liabilities	243,836	76,076
Total liabilities	4,619,340	7,528,328
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 9,749,326 and 9,383,622 issued and outstanding at December 31, 2023, respectively; and 9,576,117 and 9,210,414 issued and outstanding at December 31, 2022, respectively.	9,384	9,210
Additional paid-in capital	119,701,384	118,636,834
Accumulated deficit	(106,298,149)	(96,135,032)
Total stockholders’ equity	13,412,619	22,511,012
Total liabilities and stockholders’ equity	$18,031,959	$30,039,340

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2023	2022
Sales, net	$34,224,198	$35,828,392
Cost of goods sold	(23,910,921)	(30,641,125)
Gross profit	10,313,277	5,187,267
General and administrative
Salaries, wages and benefits	4,203,613	6,414,481
Impairment of goodwill and long-lived assets	—	12,814,441
Loss on lease termination	—	3,596,365
Other expense	5,370,024	7,769,876
Total general and administrative expenses	9,573,637	30,595,163
Research and product development	219,723	427,537
Sales and marketing
Advertising	3,825,969	6,914,706
General marketing	3,721,973	3,797,761
Related party marketing agreements	213,051	51,812
Other expense	3,457,910	3,764,425
Total sales and marketing expenses	11,218,903	14,528,704
Total operating expenses	21,012,263	45,551,404
Operating loss	(10,698,986)	(40,364,137)
Other income	551,064	47,088
Loss before income taxes	(10,147,922)	(40,317,049)
Income tax expense	(15,195)	(20,269)
Net loss	$(10,163,117)	$(40,337,318)
Net loss per share:
Basic	$(1.09)	$(4.41)
Diluted	$(1.09)	$(4.41)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,297,226	9,146,008

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2023	2022
Net loss	$(10,163,117)	$(40,337,318)
Amounts reclassified from accumulated other comprehensive loss	—	61,016
Total other comprehensive income	—	61,016
Comprehensive loss	$(10,163,117)	$(40,276,302)

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances, January 1, 2022	9,094,539	$9,095	$117,903,455	$(61,016)	$(55,797,714)	$62,053,820
Stock-based compensation	—	—	631,227	—	—	631,227
Stock option exercises	45,303	45	64,203	—	—	64,248
Common stock issuances, net of taxes	70,572	70	9,394	—	—	9,464
Recovery of short-swing profits	—	—	28,555	—	—	28,555
Amounts reclassified from accumulated other comprehensive loss	—	—	—	61,016	—	61,016
Net loss	—	—	—	—	(40,337,318)	(40,337,318)
Balances, December 31, 2022	9,210,414	9,210	118,636,834	—	(96,135,032)	22,511,012
Stock-based compensation	—	—	1,092,146	—	—	1,092,146
Common stock issuances, net of taxes	173,208	174	(27,596)	—	—	(27,422)
Net loss	—	—	—	—	(10,163,117)	(10,163,117)
Balances, December 31, 2023	9,383,622	$9,384	$119,701,384	$—	$(106,298,149)	$13,412,619

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(10,163,117)	$(40,337,318)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	306,176	1,118,071
Gain on sale of assets held-for-sale	—	(577,058)
Stock-based compensation	1,092,146	631,227
Provision for inventory obsolescence	1,273,171	2,761,476
Allowance for credit losses	165,980	77,436
Impairment of goodwill and other long-lived assets	—	12,814,441
Loss on lease termination	—	3,596,365
Noncash lease costs	152,339	1,065,591
Other operating activities, net	38,098	169,914
Changes in operating assets and liabilities:
Accounts receivable	306,117	(303,187)
Inventory	(1,899,165)	1,763,302
Prepaid expenses and other current assets	1,244,511	1,604,880
Operating lease liability	(126,434)	(742,111)
Accounts payable	570,094	191,499
Accrued expenses	(3,725,797)	1,853,033
Net cash from operating activities	(10,765,881)	(14,312,439)
Cash flows from investing activities
Purchase of property, plant, and equipment	(144,023)	(1,154,219)
Proceeds on sale of property, plant, and equipment	34,330	17,677
Proceeds from sale of assets held-for-sale	800,000	1,596,212
Proceeds from sale of investment securities available-for-sale	—	8,513,783
Purchase of intangible assets	—	(2,713)
Net cash from investing activities	690,307	8,970,740
Cash flows from financing activities
Common stock issuances, net of taxes	(27,422)	9,464
Recovery of short-swing profits	—	28,555
Stock options exercised, net of taxes	—	64,248
Net cash from financing activities	(27,422)	102,267
Net change in cash and cash equivalents	(10,102,996)	(5,239,432)
Cash, cash equivalents, and restricted cash, beginning of period	17,809,802	23,049,234
Cash, cash equivalents, and restricted cash, end of period	$7,706,806	$17,809,802
Supplemental disclosures of cash flow information
Cash paid for interest	$13,994	$8,338
Cash paid for income taxes	$17,625	$5,404
Right-of-use assets obtained in exchange for operating lease liabilities	$344,382	$5,285,330
Supplemental disclosures of non-cash investing activities
Receivable from sale of assets held-for-sale included in accrued expenses at the end of the period	$—	$28,240
Amounts reclassified from accumulated other comprehensive loss	$—	$61,016
Amounts reclassified from property, plant, and equipment to fixed assets held-for-sale	$—	$1,847,394
Amounts reclassified from property, plant, and equipment to intangible assets	$—	$153,691
Purchases of equipment included in deposits at the beginning of the period	$—	$372,507

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Laird Superfood, Inc., a Delaware corporation, and its wholly owned subsidiary, Picky Bars, LLC, (collectively, the “Company” or “Laird Superfood” or “we” or "our").

Nature of Operations

Laird Superfood creates highly differentiated, plant-based, and functional foods. The core pillars of the Laird Superfood platform are currently Superfood Creamer coffee creamers, Hydrate hydration products and beverage enhancing supplements, harvest snacks and other food items, and functional roasted and instant coffees, teas and hot chocolate. The Company was founded in 2015.

Basis of Accounting

The consolidated financial statements include the accounts of the Company. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the years ended December 31, 2023 and 2022.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in our accompanying consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments include those related to allowances for credit losses and returns, inventory obsolescence, goodwill, intangible assets, valuation allowance for deferred taxes, reserves on prepaid expenses, and fair value of stock-based compensation.

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

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash are highly liquid instruments with an original maturity of three months or less when purchased. For the purposes of the consolidated statements of cash flows, the Company includes cash on hand, cash in clearing accounts, cash on deposit with financial institutions, investments with an original maturity of three months or less, and restricted cash in determining the total balance.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows.

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$7,566,299	$17,293,959
Restricted cash	140,507	515,843
Total cash, cash equivalents, and restricted cash	$7,706,806	$17,809,802

Amounts in restricted cash represent those that are required to be set aside by the following contractual agreements:

●

On December 3, 2020, the Company entered into an agreement with Danone Manifesto Ventures, PBC ("Danone"), which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. As of December 31, 2023 and December 31, 2022, cash equivalents in the amount of $99,525 were restricted under this agreement. During the years ended December 31, 2023 and 2022, we contributed $0 and $17,046 to these projects, respectively. The restriction will be released upon the completion of the projects or release by Danone.

●

Cash equivalents of $530,000 were pledged to secure our company credit card limits. As of  December 31, 2023 and December 31, 2022, respectively, $40,982 and $416,318 of these funds were restricted to collateralize borrowings against these company credit cards.

Cash, cash equivalents, and restricted cash balances that exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurable limits as of December 31, 2023 and December 31, 2022 totaled $1,304,420 and $2,747,721, respectively. The Company has never experienced any losses related to these balances. The Company’s cash, cash equivalents, and restricted cash are with what the Company believes to be a high-quality financial institution and considers the risks associated with these funds in excess of FDIC insurable limits to be low.

Accounts Receivable

Accounts receivable consist principally of trade receivables, which are recorded at the invoiced amount, net of allowances for credit losses. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The Company provides for estimated losses on accounts receivable based on a forward-looking expected credit loss models based on historical experience, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Based on these factors, management determined allowances for credit losses were required in the amounts of $243,416 and $77,436 as of December 31, 2023 and 2022, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, or the value of consideration that can be received upon sale of said product, and approximate costs determined on the first-in first-out basis and consists primarily of raw materials and packaging and finished goods and includes co-packing fees, indirect labor and allocable overhead. The following table presents the components of inventory, net of reserves:

	December 31,	December 31,
	2023	2022
Raw materials and packaging	$2,180,294	$3,764,804
Finished goods	4,142,265	1,931,761
Total inventory, net	$6,322,559	$5,696,565

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the years ended December 31, 2023 and 2022, the Company recorded $1,273,171 and $2,761,476, respectively, of costs related to the disposal of and reserve for obsolete inventory included in costs of goods sold. The elevated inventory obsolescence at the end of 2022 is the result of the exit and disposal activities discussed later in this Note 1 to our Annual Report on Form 10-K, and a product withdrawal occurring in the first quarter of 2023.

As of December 31, 2023 inventory reserves totaled $1,029,657. This is comprised of estimated reserves based on inventory turnover, quantities on hand, and expiration dates of $385,069, as well as raw materials and finished goods specifically identified for disposal related to a product quality issue of $306,276 and discontinued inventories of $338,312. As of December 31, 2022, inventory reserves totaled $1,545,033. This was comprised of estimated reserves based on inventory turnover, quantities on hand, and expiration dates of $746,966, reserves specifically identified for disposal related to a product quality issue of $559,042 and discontinued inventories following exit activities of $239,025.

As of December 31, 2023 and 2022, the Company had a total of $449,242 and $897,108, respectively, of prepayments for future raw materials inventory, which is included in prepaid expenses on the consolidated balance sheets.

Property and Equipment

Property and equipment are valued at cost, net of accumulated depreciation. Expenditures for maintenance and repairs that do not extend the useful life or increase the value of the assets are charged to expense in the period incurred. Additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for depreciation purposes for furniture and equipment range from 2 to 5 years. The useful life for leasehold improvements is the lesser of the lease term or the useful life. Construction in progress is not depreciated until such a time that the assets are completed and placed into service.

Fixed Assets Held-for-Sale

Long-lived assets identified by the Company for sale, which have met all criteria to be classified as held for sale, are disclosed separately on the balance sheet. Fixed assets held for sale are measured at the lower of the assets carrying amount or fair value less costs to sell, and depreciation is no longer recorded. See Note 4 for more information.

Leases

In accordance with ASC 842, Leases, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We categorize leases at their inception as either operating, finance, or short-term leases and determine if an arrangement contains an embedded lease. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and, thereafter, if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. Lease agreements effective during the year ended December 31, 2023 and 2022 cover, or covered, office space, warehouse and distribution space, vehicles, and equipment. All of our long-term leases are operating leases. Operating leases are included in right-of-use assets, current lease liabilities, and long-term lease liabilities in our consolidated balance sheets.

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

Revenue Recognition

The Company’s significant accounting policy for revenue was updated as a result of the adoption of ASC 606, Revenue from Contracts with Customers (ASC 606). The Company recognizes revenue in accordance with the five-step model as prescribed by ASC 606 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 12 for additional information regarding revenue recognition. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue and a refund liability for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates will be based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Cost of Goods Sold

Cost of goods sold includes material, labor, and overhead costs incurred in the storage and distribution of products sold in the period. Material costs include the cost of raw materials and packaging. Labor and overhead costs consist of indirect product costs, including wages and benefits for manufacturing, planning, fulfillment, and logistics personnel, facility costs, and inbound and outbound freight. Outbound freight costs are also included in cost of goods sold.

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $5,223,257 and $6,525,439 for the years ended December 31, 2023 and 2022, respectively. Income generated from shipping costs billed through to customers was included in Sales, net in the consolidated statements of operations. Shipping income totaled $899,921 and $1,099,358 for the years ended December 31, 2023 and 2022, respectively.

Research and Product Development

Amounts spent on research and development activities are expensed as incurred as research and product development expense on the consolidated statements of operations. Research and product development expense was $219,723 and $427,537 for the years ended December 31, 2023 and 2022, respectively.

Advertising

Advertising costs are expensed when incurred. Advertising expenses for the years ended December 31, 2023 and 2022 was $3,825,969 and $6,914,706, respectively.

Marketing

Marketing costs are expensed when incurred. Marketing expenses for the years ended December 31, 2023 and 2022 was $3,721,973 and $3,797,761, respectively.

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

Indefinite Lived Intangible Assets

Indefinite lived intangible assets are valued at cost. The Company assesses qualitative factors each reporting period to determine whether events and circumstances exist that indicate that the fair values of the indefinite lived intangible assets are less than the carrying amounts. Upon considering these factors, the Company determines whether or not it is more likely than not that the fair values of the assets are less than the carrying amounts. If the fair value is less than the carrying value, impairment would be recognized.

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

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years of age or older. The 401(k) plan was initiated on July 1, 2018. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. In 2023, the Company established a 3% safe harbor contribution which we expect to remit in the first quarter of 2024. No contributions were remitted during the years ended December 31, 2023 or 2022. As of December 31, 2023, there were $155,815 of 401(k) contribution liabilities included in accrued expenses on the consolidated balance sheets. The Company recorded related expenses as follows:

Year Ended
December 31, 2023
Cost of goods sold	$ 11,762
General and administrative	90,613
Research and development	3,023
Sales and marketing	50,417
Total 401(k) contribution expense	$ 155,815

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

Exit and Disposal Costs

The Company follows the guidance in ASC 420, Exit or Disposal Cost Obligations, to record exit and disposal related costs. The Company recorded $8.7 million of exit and disposal costs in the fourth quarter of 2022 and insignificant residual costs in the year ended December 31, 2023, associated with the closure of the Sisters, Oregon manufacturing sites and subsequent transition to a co-manufacturing model for all production and fulfillment. ASC 420 requires the recognition of costs associated with exit or disposal activities when they are incurred, generally the cease-use date. Exit and disposal activities are summarized below:

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

Recoveries on claims for business interruptions

In the first quarter of 2023, we discovered a product quality issue with coconut milk powder from one of our suppliers and immediately initiated a voluntary product withdrawal and contacted all impacted wholesale customers and e-commerce consumers to aggressively pull back as much as of the affected product as possible. In connection with this withdrawal, we incurred costs associated with inventory obsolescence, quality testing, and remedial discounts and replacement orders of $0.5 million in the fourth quarter of 2022 and $0.4 million in the first quarter of 2023. In addition, we implemented a robust new sensory testing program to prevent future quality issues. In the third quarter of 2023, we reached settlement with the vendor and have recognized $0.3 million of recoveries to date which are included in cost of goods sold in the consolidated statements of operations. As of December 31, 2023, $0.1 million of these recoveries are included in current assets on the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments,” as modified by subsequently issued ASUs 2018-19 (issued November 2018), 2019-04 (issued April 2019), 2019-05 (issued May 2019), 2019-11 (issued November 2019), 2020-02 (issued February 2020) and 2020-03 (issued March 2020). Topic 326 modifies the measurement and recognition of credit losses for most financial assets and certain other instruments, requiring the use of forward-looking expected credit loss models based on historical experience, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. It also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard requires a modified retrospective approach with a cumulative effect adjustment to retained earnings. ASU 2016-13 is effective for the Company’s annual periods beginning after December 15, 2022, including interim periods within those fiscal years. We adopted ASU 2016-13 in the first quarter of 2023. The adoption had no material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The expanded annual disclosures are effective for our year ending December 31, 2024, and the expanded interim disclosures are effective in 2025 and will be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact that ASU 2023-07 will have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and whether we will apply the standard prospectively or retrospectively.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the consolidated financial statements are available to be issued. The Company has evaluated events and transactions subsequent to December 31, 2023 for potential recognition of disclosure in the consolidated financial statements.

On February 23, 2024, the Company issued 1,430,500 stock options to employees from the 2020 Omnibus Incentive Plan. These awards have an exercise price of $0.73 and vest in five equal annual tranches ending February 28, 2029.

2.	Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets:

	December 31,	December 31,
	2023	2022
Prepaid insurance	$371,802	$761,147
Prepaid inventory	449,242	897,108
Prepaid subscriptions and license fees	139,590	292,622
Prepaid advertising	5,000	166,872
Deposits	238,719	134,896
Other current assets	81,211	277,430
Prepaid and other current assets	$1,285,564	$2,530,075

3.	Revolving Lines of Credit

On September 2, 2021, the Company entered into a revolving line of credit with Wells Fargo Bank National Association in a principal amount not exceeding $9,500,000. The line of credit was renewed on September 1, 2022, with a maturity date of August 31, 2023, and the available credit was reduced to $5,000,000. Management chose not to renew the line of credit, which was terminated on August 31, 2023. The outstanding amounts under the line of credit had an interest rate calculated as Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.5% per annum until paid in full. The balance on the line of credit was $0 as of December 31, 2023 and 2022.

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

4.	Property and Equipment, Net

Property and equipment, net was comprised of the following:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Factory equipment	$—	$—	$—	$66,276	$(43,051)	$23,225
Furniture and office equipment	184,241	(85,093)	99,148	318,795	(211,529)	107,266
Leasehold improvements	46,276	(22,829)	23,447	34,946	(15,148)	19,798
	$230,517	$(107,922)	$122,595	$420,017	$(269,728)	$150,289

For the years ended December 31, 2023 and 2022, depreciation expense was $99,289 and $669,611, respectively.

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

In the fourth quarter of 2022, the Company entered into purchase agreements for the sale of the production equipment for a sales price of $800,000 which was received in full in 2023. The book value exceeded the fair market value and, as such, the Company recorded impairment charges of $3,105,435, included in general and administrative expenses.

5.	Goodwill and Intangible Assets, Net

Goodwill

The carrying amount of goodwill attributed to the acquisition of Picky Bars was $6,486,000 as of the acquisition date. In the last month of the first quarter of 2022, management determined the sustained decline in stock price, coupled with changes in market conditions, was a potential impairment triggering event. The Company performed a qualitative and quantitative analysis on the Company's goodwill for impairment, concluding that the fair value of goodwill as calculated using a discounted cash flow model exceeds the carrying value, this indicating that goodwill is impaired. As such, the Company recorded a goodwill impairment of $0 and $6,486,000 for the years ended December 31, 2023 and 2022. There was no goodwill as of December 31, 2023 or December 31, 2022.

Intangible Assets, Net

Intangible Assets, net is comprised of the following:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names (10 years)	$890,827	$(106,899)	$783,928	$890,827	$—	$890,827
Recipes (10 years)	330,000	(88,000)	242,000	330,000	(55,000)	275,000
Social media agreements (3 years)	80,000	(71,111)	8,889	80,000	(44,444)	35,556
Software (3 years)	131,708	(81,294)	50,414	131,710	(40,975)	90,735
Definite-lived intangible assets	1,432,535	(347,304)	1,085,231	1,432,537	(140,419)	1,292,118
Licensing agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$1,564,635	$(347,304)	$1,217,331	$1,564,637	$(140,419)	$1,424,218

The weighted-average useful life of all the Company’s intangible assets is 7.0 years.

For the years ended December 31, 2023 and 2022, amortization expense was $206,887 and $448,460, respectively.

Definite Lived Intangible Assets

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

Based on the analysis of the qualitative factors above, management determined that there were no triggering events or impairment charges in the year ended December 31, 2023. In 2022, with changes in market conditions and developments in the forecasts for e-commerce and wholesale sales of legacy Picky Bars products were triggering events during the year ended December 31, 2022.

The Company performed a qualitative and quantitative analysis over the period May 1, 2021 through December 31, 2022 on the Company's estimates of the fair values of acquired customer relationships utilizing the Multiperiod Excess Earnings Method variation of discounted cash-flow model, which exceeded the carrying value, indicating that these assets were impaired. In the year ended December 31, 2022, the Company recorded impairment charges of $1,243,000, net of accumulated amortization.

The Company performed a qualitative and quantitative analysis over the period May 1, 2021 through  December 31, 2022 on the Company's estimates of the fair values of acquired trade names utilizing the Relief From Royalty Method variation discounted cash-flow model, which exceeded the carrying value, indicating that these assets were impaired. In the year ended December 31, 2022, the Company recorded impairment charges of $1,776,006, net of accumulated amortization.

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

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to fifteen years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2024	$189,108
2025	149,994
2026	139,899
2027	139,899
2028	139,899
Thereafter	326,432
$1,085,231

Indefinite Lived Intangible Assets

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the balance sheets as of December 31, 2023 and 2022, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness and biographical information commencing on July 1, 2015. This contribution, which is reported on the consolidated balance sheets as of December 31, 2023 and 2022, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

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

The components of lease expense were as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Operating leases
Operating lease cost	$152,338	$1,068,425
Variable lease cost	29,576	135,909
Operating lease expense	181,914	1,204,334
Short-term lease rent expense	337,584	261,888
Total rent expense	$519,498	$1,466,222

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Operating cash flows - operating leases	$126,434	$742,111
Right-of-use assets obtained in exchange for operating lease liabilities	$344,382	$5,285,330

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term – operating leases (in years)	3.0	2.3
Weighted-average discount rate – operating leases	6.71%	3.75%

As of December 31, 2023, future minimum payments during the next four years are as follows:

2024	$138,800
2025	126,714
2026	109,145
2027	56,210
Total	430,869
Less imputed interest	(48,233)
Operating lease liabilities	$382,636

Lessor

The Company executed a sublease agreement of the Picky Bars, LLC operating lease on March 1, 2022. The lease commenced on April 1, 2022. The initial lease term expires on April 30, 2025. The lease meets all of the criteria of an operating lease and is accordingly recognized straight line over the lease term with a related sublease rental asset accounting for abatements and initial direct costs. The Company had $11,881 and $18,846 of sublease rental assets as of December 31, 2023 and December 31, 2022, respectively, included in prepaid and other current assets on the consolidated balance sheets.

The components of rental income were as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Operating leases
Operating lease income	$56,219	$42,164
Variable lease income	21,270	12,872
Total rental income	$77,489	$55,036

Our future minimum payments to be received during the next two years are as follows:

2024	61,640
2025	20,748
Total	$82,388

7.	Income Taxes

The Company had a tax net loss for the years ended December 31, 2023 and 2022 and therefore has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions as well as subject to franchise taxes considered income taxes under ASC 740. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows:

	Year Ended
	December 31, 2023	December 31, 2022

Income tax benefit at statutory rates	$2,131,064	$8,430,127
Valuation allowance for deferred tax assets	(1,439,931)	(8,725,698)
Stock-based compensation	(525,278)	(3,159)
Other benefit, net	(181,050)	278,461
Reported income tax expense	$(15,195)	$(20,269)
Effective tax rate:	0.1%	0.0%

The Company’s deferred tax assets and liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Noncurrent deferred tax assets:
Net operating loss carryforwards	$20,088,873	$17,428,266
Intangible assets	2,258,079	2,382,397
Property and equipment	1,104,854	1,660,954
Research and development credits	235,514	300,105
IRC 174 R&E capitalized costs	268,414	194,320
IRC 263A uniform capitalization of costs	246,182	—
Accrued expenses	496,695	766,385
Right of use asset	7,366	524
Bad debt allowance	64,250	20,282
Charitable contributions	40,773	38,557
Unexercised options	890,128	1,136,475
Total deferred tax assets	25,701,128	23,928,265
Valuation allowance	(25,701,128)	(23,928,265)
Total net deferred tax assets	$—	$—

As of December 31, 2023, the Company did not provide a current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. The Company has recorded a provision for state income taxes and a corresponding current state income tax payable of approximately $7,373 and $9,803 as of December 31, 2023 and 2022, respectively.

As of  December 31, 2023 and 2022, the Company had NOLs totaling approximately $136.8 million and $118.6 million, respectively. At December 31, 2023 and 2022, the Company had federal NOLs totaling approximately $1.9 million from 2017 and prior years that can be carried forward for 20 years and which begin to expire in 2036. At December 31, 2023 and 2022, the Company had federal NOLs totaling approximately $77.8 million and $67.5 million, respectively, from 2018 and subsequent years that can be carried forward indefinitely. At December 31, 2023 and 2022, the Company had state NOLs totaling $57.1 million and $49.1 million, respectively, that can be carried forward for between 15 and 20 years. At December 31, 2023 and 2022, the Company had credits totaling $0.2 million that can be carried forward for five years. At December 31, 2023 and 2022, the Company had and other carryforwards totaling $0.6 million that can be carried forward for between one and five years.

The use of net operating losses may be subject to certain limitations, such as those triggered by ownership changes under Section 382 of the Internal Revenue Code. Because these provisions, the use of a portion of our NOLs and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not, they will be realized; if not, a valuation allowance is required to be recorded. Management has determined it is more likely than not that the deferred tax assets would be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company may reduce the valuation allowance against definite-lived deferred tax assets at such a time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The change in the valuation allowance for deferred tax assets and liabilities for the years ended December 31, 2023 and 2022 were net increases of $1.8 million and $10.8 million, respectively.

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

The Company adopted an incentive plan (the “2020 Omnibus Incentive Plan”) on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to Company employees, employees of the Company’s affiliates, non-employee directors and certain consultants and advisors. The Company is authorized to award 386,475 shares and has 2,627,977 shares available for issuance under the 2020 Omnibus Incentive Plan, excluding shares available to be issued upon exercise of outstanding options and rights. Previously, the Company had adopted its 2018 Equity Incentive Plan and 2016 Stock Incentive Plan (together with the 2020 Omnibus Incentive Plan, the “Stock Incentive Plans”), under which the Company had issued stock options and restricted stock units. Following the effective date of the 2020 Omnibus Incentive Plan, no additional awards may be made under the 2018 Equity Incentive Plan or 2016 Stock Incentive Plan. The Stock Incentive Plans were established to provide eligible individuals with an incentive to contribute to the Company’s success and to operate and manage the Company’s business in a manner that will provide for its long-term growth and profitability and that will benefit the Company’s shareholders and other stakeholders, including employees and customers. The Stock Incentive Plans are also intended to provide a means of recruiting, rewarding, and retaining key personnel.

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

The following tables summarize the Company’s stock option activity:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2023	921,657	$6.86	8.01	$—
Granted	700,000	$0.89
Exercised/released	—	$—
Cancelled/forfeited	(386,879)	$3.54
Balance at December 31, 2023	1,234,778	$4.52	7.91	$30,000
Exercisable at December 31, 2023	670,624	$4.80	7.28	$—

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2022	747,800	$11.51	6.57	$1,143,013
Granted	628,498	$5.63
Exercised/released	(76,750)	$2.14
Cancelled/forfeited	(377,891)	$14.95
Balance at December 31, 2022	921,657	$6.86	8.01	$—
Exercisable at December 31, 2022	260,738	$7.93	4.96	$—

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model. ASC 718, “Compensation- Stock Compensation” (“ASC 718”), requires the use of the fair-value-based method for measuring the value of stock-based compensation. The estimated fair value of each grant of stock options awarded during the years ended December 31, 2023 and 2022 was determined using the following assumptions:

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

	Year Ended
	December 31,
	2023	2022
Weighted-average expected volatility	59.43%	52.88%
Weighted-average expected term (years)	5.71	6.25
Weighted-average expected risk-free interest rate	3.87%	2.85%
Dividend yield	—	—
Weighted-average fair value of options granted	$0.57	$2.26

Restricted Stock Units

The following tables summarize the Company’s RSU activity:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2023	504,420	$4.22	2.94	$2,127,734
Granted	745,000	$0.81
Exercised/released	(200,085)	$3.86
Cancelled/forfeited	(277,450)	$2.14
Balance at December 31, 2023	771,885	$1.77	2.18	$1,480,161

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2022	91,438	$32.91	2.17	$2,982,931
Granted	552,702	$4.13
Exercised/released	(62,971)	$20.94
Cancelled/forfeited	(76,749)	$24.31
Balance at December 31, 2022	504,420	$4.22	2.94	$2,127,734

The Company estimates the fair value of each restricted stock unit using the fair value of the Company’s stock on the date of grant.

Market-Based Stock Units

The following tables summarize the Company’s market-based stock unit ("MSU") activity:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of MSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2023	31,083	$43.53	0.60	$1,353,043
Granted	600,000	$0.08
Exercised/released	—	$—
Cancelled/forfeited	(9,769)	$43.53
Balance at December 31, 2023	621,314	$1.57	0.60	$977,558

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of MSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2022	160,301	$43.53	1.20	$6,977,903
Granted	—	$—
Exercised/released	—	$—
Cancelled/forfeited	(129,218)	$43.53
Balance at December 31, 2022	31,083	$43.53	0.60	$1,353,043

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

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC 718 to equity awards:

	Year Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	December 31, 2023	December 31, 2023	December 31, 2023 (years)
Stock options	$456,902	$654,313	2.36
RSUs	658,717	1,099,972	2.17
MSUs	(23,473)	34,281	0.57
Total stock-based compensation	$1,092,146	$1,788,566	2.21

Cost of goods sold	$503	$2,976	1.62
General and administrative	849,784	1,666,980	2.29
Sales and marketing	241,859	118,610	0.99
Total stock-based compensation	$1,092,146	$1,788,566	2.21

	Year Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	December 31, 2022	December 31, 2022	December 31, 2022 (years)
Stock options	$381,100	$1,173,758	3.24
RSUs	1,293,628	1,707,145	2.91
MSUs	(1,053,150)	71,059	1.09
ESPP	9,649	—	—
Total stock-based compensation	$631,227	$2,951,962	3.07

Cost of goods sold	$16,548	$14,354	2.56
General and administrative	505,729	2,734,728	2.93
Research and product development	(5,120)	2,517	0.73
Sales and marketing	114,070	200,363	3.84
Total stock-based compensation	$631,227	$2,951,962	3.07

During the years ended December 31, 2023 and 2022, respectively, there were forfeitures of MSU awards of certain members of executive leadership of $149,735 and $1,785,125, representing discrete reversals of stock compensation expense to the period.

9.	Earnings per Share

Basic earnings (loss) per share is determined by dividing net loss attributable to Laird Superfood, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is similarly determined, except that the denominator is increased to include the number of additional common and preferred shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist of employee stock options and restricted stock units. The dilutive effect of employee stock options, restricted stock units, and market-based stock units by the Company and are calculated using the treasury stock method. Basic earnings per share is reconciled to diluted earnings per share in the following table:

	Year Ended December 31,
	2023	2022
Net loss	$(10,163,117)	$(40,337,318)
Weighted average shares outstanding - basic and diluted	9,297,226	9,146,008
Basic and diluted:
Net loss per share, basic and diluted	$(1.09)	$(4.41)
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	2,627,977	1,457,160

10.	Concentrations

The following table details the concentration of customer accounts receivable balances in excess of 10% of total trade accounts receivable at each period:

	December 31,
	2023	2022
Customer A	45%	34%
Customer B	21%	35%
Total	67%	68%

The following table details the concentration of vendor accounts payable balances in excess of 10% of total accounts payable at each period:

	December 31,
	2023	2022
Vendor A	14%	*
Vendor B	10%	*
Vendor C	23%	*
Vendor D	*	25%
Vendor E	*	17%
Total	47%	42%

The following table details the concentration of sales to specific customers in excess of 10% of total net sales for each year and the accounts receivable from those customers at the end of each period:

	As of and for the Years Ended
	December 31, 2023		December 31, 2022
	Net Sales	Accounts Receivable	Net Sales	Accounts Receivable
Customer A	17%	660,015	10%	570,351
Customer B	15%	310,396	11%	587,994
Customer C	12%	10,330	*	*
Total	44%	980,741	21%	1,158,345

The Company purchased a substantial portion of raw materials and packaging from certain suppliers. The following table details the concentration of purchases from specific suppliers in excess of 10% of total purchases for each period:

	December 31,
	2023	2022
Supplier A	23%	48%
Supplier B	15%	*
Total	38%	48%

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. Vietnam geographically accounted for approximately 17% and 48% of our total raw materials and packaging purchases for the years ended December 31, 2023 and 2022, respectively.

11.	Related Party

FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the consolidated financial statements can evaluate their significance. The Company conducts business with suppliers and service providers who are also stockholders of the Company. From time to time, service providers are offered shares of common stock as compensation for their services. Shares provided as compensation are calculated based on the fair value of the service provided and the most recent equity offering price (or market price post-IPO) per share. Additional related party transactions are noted below.

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

Marketing Agreements

The Company has an influencer agreement with Gabby Reece to provide certain marketing services. In connection with these services, in the years ended December 31, 2023 and 2022, respectively, advertising expenses totaling $213,051 and $51,812 were included in sales and marketing expenses in the consolidated statements of operations. As of December 31, 2023 and December 31, 2022, amounts payable to Gabby Reece of $2,688 and $16,500, respectively, are included in related party liabilities in the consolidated balance sheets.

12.	Revenue Recognition

The Company’s primary source of revenue is sales of Coffee creamers, Hydration and beverage enhancing supplements, Harvest snacks and other food items, and Coffee, tea and hot chocolate products. The Company recognizes revenue when control of the promised good is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various shipping terms, or customer pick-up, applicable to the Company’s sales. Each delivery or shipment made to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collect the sales price under normal credit terms. Additionally, the Company estimates the impact of certain common practices employed by us and other manufacturers of consumer products, such as scan-based trading, product rebate and other pricing allowances, product returns, trade promotions, sales broker commissions and slotting fees. These estimates are recorded at the end of each reporting period.

In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Year Ended December 31,
	2023		2022
	$	% of Total	$	% of Total
Coffee creamers	$ 20,381,166	60%	$ 19,800,429	55%
Hydration and beverage enhancing supplements	5,320,039	16%	4,877,067	14%
Harvest snacks and other food items	6,879,643	20%	7,191,316	20%
Coffee, tea, and hot chocolate products	8,017,121	23%	6,648,576	19%
Other	435,423	1%	1,805,914	5%
Gross sales	41,033,392	120%	40,323,302	113%
Shipping income	899,921	3%	1,099,358	3%
Returns and discounts	(7,709,115)	(23)%	(5,594,268)	(16)%
Sales, net	$ 34,224,198	100%	$ 35,828,392	100%

The Company generates revenue through two channels: e-commerce and wholesale:

	Year Ended December 31,
	2023		2022
	$	% of Total	$	% of Total
E-commerce	$ 19,443,885	57%	$ 22,313,241	62%
Wholesale	14,780,313	43%	13,515,151	38%
Sales, net	$ 34,224,198	100%	$ 35,828,392	100%

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

	January 1,	December 31,	December 31,
	2022	2022	2023
Accounts receivable, net	$1,268,718	$1,494,469	$1,022,372
Contract assets	$8,316	$57,249	$—
Contract liabilities	$(467,861)	$(729,667)	$(427,974)

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on the assessment by our management, we determined that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Geoffrey T. Barker
Independent Chairman Director Since 2020 Age 62 Other Public Boards: ● Smartsheet, Inc.

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

Patrick Gaston
Independent Director Since 2021 Age 66 Other Public Boards: ● Bed Bath & Beyond, Inc. (through 2020)

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

Qualifications ● Extensive leadership and Corporate Social Responsibility (CSR) experience. ● Public company board and committee experience.

Greg Graves
Independent Director Since 2018 Age 63 Other Public Boards: ● SkyWater Technology ● Plug Power Inc. (through 2019)

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

Laird Hamilton
Co-Founder & Chief Innovator Director Since 2015 Age 60

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
Independent Director Since 2021 Age 67

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

Maile Naylor
Independent Director Since 2020 Age 50 Other Public Boards: ● BJ’s Wholesale Club

Experience and Expertise

Maile Naylor has served on our Board of Directors since our IPO in September 2020. Ms. Naylor has been a member of the Board of Directors of BJ’s Wholesale Club (NYSE: BJ) since 2019. Ms. Naylor spent twenty-five years working in the investment management industry analyzing and evaluating global consumer discretionary companies. She previously worked as an Investment Officer at MFS Investment Management, a global asset management company, from September 2005 until her retirement from the investment management industry in April 2018. Prior to that, Ms. Naylor also held positions at Scudder Kemper Investments and Wellington Management, each investment management firms. Ms. Naylor is currently a member of the Boston Ballet Board of Overseers. She holds a bachelor’s degree in Finance from Boston University and is a CFA charter holder.

Qualifications ● Extensive investment management experience and investment analyst experience. ● Financial reporting and accounting expertise.

Jason Vieth
President & Chief Executive Officer Director Since 2022 Age 51

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

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers during the year ended December 31, 2023:

Name	Position	Age
Jason Vieth	Chief Executive Officer and Director	50
Laird Hamilton	Co-Founder, Chief Innovator and Director	60
Anya Hamill	Chief Financial Officer	49
Andy Judd	Chief Commercial Officer	44
Steve Richie	General Counsel	56

Jason Vieth — For biographical information, see “Directors of the Company.”

Laird Hamilton — For biographical information, see “Directors of the Company.”

Anya Hamill was appointed as the Company’s interim Chief Financial Officer, effective July 1, 2022, and was appointed the permanent CFO on November 4, 2022. Ms. Hamill possesses more than 20 years of strategic finance experience in both public consumer packaged goods and private equity backed emerging companies in the natural foods and beverages space. Ms. Hamill joined the Company as Vice President, Financial Planning and Analysis in April 2022 from Little Secrets Chocolate, where she served as chief financial officer from September 2018. Previously, Ms. Hamill served as the senior director of finance, premium yogurt at Danone North America from May 2017 through March 2018, and as senior director of finance, plant-based beverage and food and various other finance positions at WhiteWave Foods from March 2003 through May 2017. Ms. Hamill holds an MBA with a finance concentration from Leeds School of Business at the University of Colorado and a Bachelor of Arts from Saint-Petersburg State University of Engineering and Economics.

Andy Judd served as Chief Commercial Officer between April 1, 2022 and August 4, 2023. He was responsible for the commercial strategy and the development of the Company, including marketing, sales, product development, and customer experience to drive business growth and expand market share. Mr. Judd is an experienced marketing leader focused on building exceptional teams and go-to-market models that build brands and businesses. He has led teams across brand marketing, insights, and creative services from large strategic CPG enterprises to emerging high-growth brands. Most recently, he was CMO of Yasso. Before that he served as CMO of ONE Brands and VP Marketing for the Boulder Brands business unit of Pinnacle Foods. Previous roles included leading the management of the So Delicious brand at WhiteWave, Category Director for ice cream, iced coffee, blended beverages and value-added milk portfolio at Saputo Dairy Foods, and various roles at Campbell Soup Company.

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
Grant LaMontagne
Maile Naylor
Geoffrey T. Barker

The Board has determined that each of the members of our audit committee satisfies the financial literacy and sophistication requirements of the SEC and the NYSE American listing rules. In addition, the Board has determined that each of Mr. Graves and Ms. Naylor qualifies as an audit committee financial expert under SEC and NYSE American rules. Under SEC rules, members of our audit committee must also meet heightened independence standards. The Board has determined that each of the members of our audit committee is independent under the applicable SEC and NYSE American listing rules.

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

Introduction

The information that follows provides an overview of the compensation provided to our NEOs who are listed in the table below, for the period of January 1, 2022 through December 31, 2023 (referred to herein as “fiscal 2023” or “fiscal 2022”).

Name	Title
Jason Vieth	Chief Executive Officer
Anya Hamill	Chief Financial Officer
Andy Judd	Chief Commercial Officer
Steve Richie	General Counsel

Overall Philosophy and Objectives of Our Executive Compensation Programs

The overall philosophy of our compensation programs for the NEOs and other senior executives is to encourage and reward the creation of sustainable, long-term shareholder value. We identified the following objectives to help realize this goal:

Alignment with Shareholders

•	Reward performance in a given year and achievements over a sustained period that are aligned with our shareholders’ interests.

Remain Competitive

•	Attract, retain, and motivate the exceptional talent required to ensure our continued success.

Motivate Performance

•	Ensure that the compensation program reinforces execution of overall strategy and achievement of our business objectives.

Reward Superior Performance

•	Reinforce our pay-for-performance, entrepreneurial culture.

Elements of Compensation

The compensation program for our NEOs consists of the following elements of compensation, each described in greater depth below:

•	base salaries;
•	performance-based bonuses; and
•	equity-based incentive compensation.

Base Salary

Base salaries are an annual fixed level of cash compensation that reflect each NEO’s role and responsibilities, and regional market considerations.

The base salaries for our NEOs for 2023 are listed in the below table:

Name	Title	2023 Salary
Jason Vieth	Chief Executive Officer	$400,000
Anya Hamill	Chief Financial Officer	275,000
Andy Judd	Chief Commercial Officer	350,000
Steve Richie	General Counsel	275,000

Equity-Based Incentive Compensation

We pay equity-based compensation to our NEOs to link the long-term results achieved for our shareholders and the rewards provided to NEOs, thereby ensuring that such NEOs have a continuing stake in our long-term success. For fiscal 2023, annual equity awards were delivered on April 4, 2023 in a combination of stock options and restricted stock units ("RSUs"). The stock options and RSUs provided to our NEOs vest ratably over four years.

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

Role of our Compensation Consultant

The Company engages FW Cook & Co. ("FW Cook") to provide independent external advice regarding executive compensation and to provide a competitive market pay analysis for our NEOs. Neither FW Cook nor any of its affiliates maintain other direct or indirect business relationships with the Company or any of its affiliates other than the services provided to the Compensation Committee.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the year ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Stock Awards ($) (2)	Total ($)
Jason Vieth, CEO	2023	383,333	170,000	16,221	120,107	689,661
	2022	368,182	287,833	676,115	996,250	2,328,380
Anya Hamill, CFO	2023	263,542	116,875	27,665	40,500	448,582
	2022	155,152	107,688	78,105	101,499	442,444
Andy Judd, CCO (3)	2023	134,548	—	—	—	134,548
	2022	261,174	206,253	197,260	374,000	1,038,687
Steve Richie, General Counsel and Secretary	2023	263,542	116,875	27,665	40,500	448,582
	2022	109,407	39,188	51,817	95,500	295,912
(1)

The amounts show in this column represent the aggregate grant-date fair value of stock options granted under our 2020 Omnibus Incentive Plan ("2020 Plan") to our NEOs, as computed in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating the fair value of the stock options are set forth in Note 11 to our audited consolidated financial statements appearing elsewhere in this report.

(2)

This column reflects the aggregate grant date fair value of restricted stock units granted under our 2020 Plan to our NEOs, as computed in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating the fair value of the restricted stock units are set forth in Note 11 to our audited consolidated financial statements appearing elsewhere in this report.

(3)	Mr. Judd resigned effective August 4, 2023.

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

Mr. Vieth is also eligible to participate in the Company’s equity incentive plans and long-term incentive plans and other benefits available to the Company’s executive officers. In addition, the Company entered into an indemnification agreement with Mr. Vieth on terms substantially similar to the terms of the form of indemnification agreement filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on September 10, 2020.

Anya Hamill

The Company entered into an employment agreement with Anya Hamill, who served as interim Chief Financial Officer since May 2022 and now serves as permanent Chief Financial Officer as of November 4, 2022. The Employment Agreement provides for the following benefits, among other provisions:

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

Ms. Hamill is also eligible to participate in the Company’s equity incentive plans and long-term incentive plans and other benefits available to the Company’s executive officers. In addition, the Company entered into an indemnification agreement with Ms. Hamill on terms substantially similar to the terms of the form of indemnification agreement filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on September 10, 2020.

Andy Judd

The Company entered into an employment agreement with Andy Judd, the Chief Commercial Officer. The Employment Agreement provided for the following benefits, among other provisions:

•	an annual base salary of $350,000;
•	an annual bonus opportunity of up to 100% of base salary based on the achievement of performance goals, with a target payout of 50% of base salary;
•	a signing bonus of $100,000;
•	restricted stock units relating to 100,000 shares of common stock, vesting over four years;
•	stock options to purchase 100,000 shares of common stock with an exercise price equal to the grant date fair value of the Company’s common stock, vesting over four years; and
•	a payment equal to 12 months base salary and COBRA coverage for up to 12 months if Mr. Judd resigned for good reason or the Company terminated his employment without cause, and, if such resignation or termination occurred within two years following a change in control (as defined in the Employment Agreement), the vesting of all of Mr. Judd’s equity awards. In the case of a change in ownership, the severance payment would have been equal to 24 months of base salary and COBRA coverage.

Mr. Judd was also eligible to participate in the Company’s equity incentive plans and long-term incentive plans and other benefits available to the Company’s executive officers. In addition, the Company entered into an indemnification agreement with Mr. Judd on terms substantially similar to the terms of the form of indemnification agreement filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on September 10, 2020. Mr Judd resigned effective August 4, 2023.

Steve Richie

The Company entered into an employment agreement with Steve Richie, the General Counsel and Corporate Secretary. The Employment Agreement provides for the following benefits, among other provisions:

•	an annual base salary of $275,000;
•	an annual bonus opportunity of up to 100% of base salary based on the achievement of performance goals, with a target payout of 50% of base salary;
•	restricted stock units relating to 50,000 shares of common stock, vesting over four years;
•	stock options to purchase 50,000 shares of common stock with an exercise price equal to the grant date fair value of the Company’s common stock, vesting over four years; and
•	a payment equal to 12 months base salary and COBRA coverage for up to 12 months if Mr. Richie resigns for good reason or the Company terminates Mr. Richie’s employment without cause, and, if such resignation or termination occurs within two years following a change in control (as defined in the Employment Agreement), the vesting of all of Mr. Richie’s equity awards.

Mr. Richie is also eligible to participate in the Company’s equity incentive plans and long-term incentive plans and other benefits available to the Company’s executive officers. In addition, the Company entered into an indemnification agreement with Mr. Richie on terms substantially similar to the terms of the form of indemnification agreement filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on September 10, 2020.

Retirement Plans

We have not maintained, and do not currently intend to maintain, a defined benefit pension plan or nonqualified deferred compensation plan.

Outstanding Equity Awards and Year-End

The following table provides information regarding equity awards held by our NEOs that were outstanding as of December 31, 2023:

	Option Awards					Stock Awards
									Equity incentive
						Number of			plan awards:	Equity incentive plan
						shares or units		Market value of	number of	awards: market or payout
						of stock that		shares or units of	unearned shares,	value of unearned shares,
	Number of securities underlying unexercised options			Option exercise	Option expiration	have not		stock that have not	units or other rights that	units or other rights that
Name	exercisable	unexercisable		price ($)	date	vested (#)		vested ($) (1)	have not vested (#)	have not vested ($) (1)
Jason Vieth	32,812	42,188	(2)	7.64	1/31/2032	—		—	—	—
	21,875	28,125	(2)	25.00	1/31/2032	—		—	—	—
	32,812	42,188	(3)	7.21	2/3/2032	—		—	—	—
	—	100,000	(7)	0.81	4/3/2033	—		—	—	—
	—	—		—		70,313	(2)	63,985	—	—
	—	—		—		100,000	(7)	91,000	—	—
Anya Hamill	5,882	—	(4)	3.17	5/5/2032	—		—	—	—
	11,030	3,676	(5)	3.17	5/5/2032	—		—	—	—
	12,500	37,500	(6)	1.53	11/4/2032	—		—	—	—
	—	50,000	(7)	0.81	4/3/2033	—		—	—	—
	—	—		—		5,915	(5)	5,383	—	—
	—	—		—		37,500	(6)	34,125	—	—
	—	—		—		50,000	(7)	45,500	—	—
Steve Richie	12,500	37,500	(8)	1.91	6/30/2023	—		—	—	—
	—	50,000	(7)	0.81	4/3/2033	—		—	—	—
	—	—		—		37,500	(8)	34,125	—	—
	—	—		—		50,000	(7)	45,500	—	—

(1)

The market value of unvested awards is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing sales price of our common stock on December 31, 2023, the last trading day of the year, which was $0.91.

(2)	These awards vest in four equal annual tranches ending January 31, 2026.
(3)	These awards vest in four equal annual tranches ending February 3, 2026.
(4)	These awards vested on May 5, 2023.
(5)	These awards vest in four equal annual tranches ending May 5, 2026.
(6)	These awards vest in four equal annual tranches ending November 4, 2026.
(7)	These awards vest in four equal annual tranches ending April 4, 2027.
(8)	These awards vest in four equal annual tranches ending June 30, 2026.

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

Director Compensation Table

The table below sets forth information on the compensation of all our non-employee directors for the year ended December 31, 2023. Jason Vieth, our Chief Executive Officer, and Laird Hamilton, our Chief Innovator, were also members of the Board in fiscal 2023 but did not receive any additional compensation for service as a director.

	Fees earned or paid in cash	Stock awards (1)	Total
Name	$	$	$
Geoffrey T. Barker	77,000	36,000	113,000
Greg Graves	64,000	36,000	100,000
Maile Naylor, nee Clark	60,000	36,000	96,000
Patrick Gaston	59,000	36,000	95,000
Grant LaMontagne	54,000	36,000	90,000

(1)

The amounts in this column represent the grant date fair value of the awards as calculated under FASB ASC Topic 718. The assumptions made in valuing awards reported in these columns are discussed in Note 8 to our audited consolidated financial statements appearing elsewhere in this report.

Outstanding Equity Awards for Directors at Fiscal Year-End

The following table provides information regarding equity awards held by our non-employee directors that were outstanding as of December 31, 2023:

Name	Options Outstanding	RSUs Outstanding
	#	#
Geoffrey T. Barker	—	40,000
Greg Graves	4,647	40,000
Maile Naylor, nee Clark	4,000	40,000
Patrick Gaston	—	40,000
Grant LaMontagne	—	40,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Company Common Stock

The following table sets forth information concerning the “beneficial ownership” of our common stock as of December 31, 2023 by (i) those persons who we know to beneficially own more than 5% of our outstanding common stock; (ii) our directors as of December 31, 2023; (iii) the NEOs listed in the Summary Compensation Table; and (iv) all of our directors and executive officers as a group as of December 31, 2023. Under SEC rules, “beneficial ownership” for purposes of this table takes into account shares as to which the individual has or shares voting and/or investment power as well as shares that may be acquired within 60 days (such as by exercising vested stock options) and is different from beneficial ownership for purposes of Section 16 of the Exchange Act, which may result in a number that is different than the beneficial ownership number reported in forms filed pursuant to Section 16. The percentage of shares beneficially owned is computed on the basis of 9,383,622 shares of our common stock outstanding on December 31, 2023. An asterisk in the percent of class column indicates beneficial ownership of less than 1%. The beneficial owners listed have sole voting and investment power with respect to shares beneficially owned, except as to the interests of spouses or as otherwise indicated. Except as set forth below, the address for each beneficial owner listed is c/o Laird Superfood, Inc, 5303 Spine Road, Suite 204, Boulder, Colorado 80301.

Name of Beneficial Owner	Number of Outstanding Shares Beneficially Owned	Number of Shares Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percent of Class
Named Executive Officers
Anya Hamill	10,519	52,707	63,226	*
Andy Judd (2)	18,354	—	18,354	*
Steve Richie	9,136	37,500	46,636	*
Jason Vieth	41,934	178,124	220,058	2.3%
Directors and Officers
Geoffrey Barker	89,057	40,000	129,057	1.4%
Patrick Gaston	15,718	40,000	55,718	*
Greg Graves	18,865	44,647	63,512	*
Laird Hamilton	676,548	164,624	841,172	9.0%
Grant LaMontagne	15,747	40,000	55,747	*
Maile Naylor	42,957	44,000	86,957	*
All current directors and executive officers as a group (9 persons)	920,481	641,602	1,562,083	16.6%
Other 5% Shareholders
Danone Manifesto Ventures, PBC (1)	857,194	—	857,194	9.1%

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

(2) Andy Judd resigned effective August 4, 2023, and is not included in the sum of "all current directors and executive officers".

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Number of securities available for
	Number of Shares to		future issuance under
	be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options and	securities reflected in
	and rights (#)	rights ($) (1)	column (a)) (#) (2)
Equity Compensation plans approved by security holders	2,627,977	4.52	386,475
Equity compensation plans not approved by security holders	—	—	—
Total	2,627,977	4.52	386,475

(1) Reflects the weighted-average exercise prices of outstanding options. There is no exercise price for outstanding RSUs and MSUs.

(2) Consists of 386,475 shares of common stock reserved for issuance under our 2020 Omnibus Incentive Plan. The number of shares reserved for issuance under our 2020 Omnibus Incentive Plan automatically increases on the first day of each fiscal year, beginning with the 2021 fiscal year, by a number equal to four percent of the shares of common stock outstanding on the final day of the prior calendar year or such smaller number of shares as determined by the Company.

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

Related Person Transactions

There have been no transactions since January 1, 2022 to which we have been or are to be a participant, in which the amount exceeds $120,000, and in which any of our directors, executive officers, or beneficial owners of more than 5% of any class of our voting securities, or any immediate family member of or person sharing a household with any of the foregoing persons, had or will have a direct or indirect material interest, other than employment relationships with our executive officers and compensation to our directors.

Director Independence

The Board has determined that none of our directors other than Mr. Vieth, who is our President and Chief Executive Officer, and Mr. Hamilton, who is our Chief Innovator, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that Messrs. Barker, Gaston, Graves, and LaMontagne and Ms. Naylor are “independent” as that term is defined under NYSE American rules. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Relationship with Independent Registered Public Accounting Firm

The following table shows the fees that Moss Adams LLP (“Moss”) billed us for professional services rendered:

Fee Category	2023	2022
Audit Fees	256,500	269,175
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	256,500	269,175

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

Audit Committee Pre-Approval Policies and Procedures

Moss provides the audit committee with information outlining the plan and scope of Moss’s proposed audit services to be performed during the year, which the audit committee reviews with Moss and management. The audit committee pre-approves all services provided by Moss, including audit services and non-audit services, to assure that they do not impair Moss’s independence. Audit committee pre-approval requirements are subject to an exception for certain de minimis non-audit services approved by the audit committee prior to the completion of an audit. None of the Moss services in 2023 and 2022 were approved by the audit committee pursuant to the de minimis exception. To ensure prompt handling of unexpected matters, the audit committee has specifically delegated to the Chair of the audit committee authority to pre-approve permissible non-audit services, subject to maximum dollar amounts. If the Chair exercises this delegation of authority, he reports the action taken to the audit committee at its next regular meeting.

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

(a)(3) EXHIBITS.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

2.1	Plan of Conversion	DEF 14A	001-39537	A

3.1	Articles of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	1/2/2024

3.2	Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	1/2/2024

4.1	Form of Stock Certificate for Common Stock.					X

4.2	Stockholder Agreement dated April 13, 2020, between the Company and Danone Manifesto Ventures, PBC.	S-1	333-248513	4.3	8/31/2020

4.3	Description of Capital Stock					X

10.1#	Laird Superfood, Inc. 2020 Omnibus Incentive Plan.	S-8	333-248985	99.3	9/23/2020

10.2#	Form of Incentive Stock Option Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.2	9/10/2020

10.3#	Form of Non-Qualified Stock Option Agreement under 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.3	9/10/2020

10.4#	Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.4	9/10/2020

10.5#	Form of Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.5	9/10/2020

10.6#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-248513	10.6	9/10/2020

10.7#	Form of Laird Superfood, Inc. Executive Bonus Plan	8-K	001-39537	10.1	3/10/2021

10.8#	Employment Agreement between the Company and Jason Vieth, effective January 31, 2022.	8-K	001-39537	10.1	1/31/2022

10.9#	Employment Agreement, dated November 4, 2022, by and between the Company and Anya K. Hamill.	10-Q	001-39537	10.4	11/10/2022

10.10#	Amended Form of Incentive Stock Option Agreement under the 2020 Omnibus Incentive Plan.	10-K	001-39537	10.13	3/16/2023

10.11#	Amended Form of Non-Qualified Stock Option Agreement under the 2020 Omnibus Incentive Plan.	10-K	001-39537	10.14	3/16/2023

10.12#	Amended Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan.	10-K	001-39537	10.15	3/16/2023

10.13#	Amended Form of Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan.	10-K	001-39537	10.16	3/16/2023

10.14	License and Preservation Agreement dated May 26, 2020, by and among the Company, Laird Hamilton, and Gabrielle Reece.	S-1	333-248513	10.12	8/31/2020

10.15	First Amendment to Credit Agreement, dated September 1, 2022, by and between the Company and Wells Fargo Bank, National Association.	8-K	001-39537	10.1	9/1/2022

10.16	Form of Revolving Line of Credit Agreement dated September 2, 2021, between the Company and Wells Fargo National Association.	10-Q	001-39537	10.1	11/10/2021

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X

97.1	Incentive Compensation Recoupment Policy of Laird Superfood, Inc.					X

101.INS	inline XBRL Instance Document					X

101.SCH	inline XBRL Taxonomy Extension Schema Document					X

101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	inline XBRL Taxonomy Extension Label Linkbase inline Document					X

101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from Laird Superfood, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101)					X

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

Laird Superfood, Inc.
(Registrant)

Date: March 13, 2024	/s/ Jason Vieth

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

Date: March 13, 2024	/s/ Jason Vieth

Jason Vieth
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 13, 2024	/s/ Anya Hamill

Anya Hamill
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 13, 2024	/s/ Geoffrey Barker

Geoffrey Barker
Director

Date: March 13, 2024	/s/ Maile Naylor, nee Clark

Maile Naylor, nee Clark
Director

Date: March 13, 2024	/s/ Patrick Gaston

Patrick Gaston
Director

Date: March 13, 2024	/s/ Greg Graves

Greg Graves
Director

Date: March 13, 2024	/s/ Laird Hamilton

Laird Hamilton
Director

Date: March 13, 2024	/s/ Grant LaMontagne

Grant LaMontagne
Director