Form 10-Q
period 2024-03-31
Laird Superfood, Inc.
filed 2024-05-08
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39537

Laird Superfood, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	81-1589788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5303 Spine Road, Suite 204, Boulder, Colorado 80301

(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: (541) 588-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	LSF	NYSE American

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

As of May 6, 2024 the registrant had 9,611,544 shares of common stock, $0.001 par value per share, outstanding.

Laird, our logo and other trademarks or service marks appearing in this report are the property of Laird Superfood, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners. Solely for convenience, the trademarks, service marks and trade names included in this report are without the ®, or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

Unless the context otherwise indicates, references to “Laird Superfood,” “we,” “our,” “us” and the “Company” refer to Laird Superfood, Inc. and its subsidiary on a consolidated basis.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements convey our current expectations or forecasts of future events and are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “seeks,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements.

Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by forward-looking statements. Key factors that could cause actual results to be different than expected or anticipated include, but are not limited to:

●	our limited operating history and ability to become profitable;

●	our ability to manage our growth, including our human resource requirements;

●	our reliance on third parties for raw materials and production of our products;

●	our future capital resources and needs;

●	our ability to retain and grow our customer base;

●	our reliance on independent distributors for a substantial portion of our sales;

●	our ability to evaluate and measure our business, prospects, and performance metrics;

●	our ability to compete and succeed in a highly competitive and evolving industry;

●	the health of the premium organic and natural food industry as a whole;

●	risks related to our intellectual property rights and developing a strong brand;

●	our reliance on key personnel, including Laird Hamilton and Gabrielle Reece;

●	regulatory risks;

●	risks related to our international operations;

●	the risk of substantial dilution from future issuances of our equity securities; and

●	the other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets
Cash, cash equivalents, and restricted cash	$7,289,286	$7,706,806
Accounts receivable, net	2,064,745	1,022,372
Inventory, net	5,633,124	6,322,559
Prepaid expenses and other current assets	1,067,675	1,285,564
Total current assets	16,054,830	16,337,301
Noncurrent assets
Property and equipment, net	102,881	122,595
Intangible assets, net	1,033,510	1,085,231
Related party license agreements	132,100	132,100
Right-of-use assets	323,007	354,732
Total noncurrent assets	1,591,498	1,694,658
Total assets	$17,646,328	$18,031,959
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,718,574	$1,647,673
Accrued expenses	2,862,394	2,586,343
Related party liabilities	28,167	2,688
Lease liabilities, current portion	148,598	138,800
Total current liabilities	4,757,733	4,375,504
Lease liabilities	208,142	243,836
Total liabilities	4,965,875	4,619,340
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 9,885,429 and 9,519,725 issued and outstanding at March 31, 2024, respectively; and 9,749,326 and 9,383,622 issued and outstanding at December 31, 2023, respectively.	9,520	9,384
Additional paid-in capital	119,985,604	119,701,384
Accumulated deficit	(107,314,671)	(106,298,149)
Total stockholders’ equity	12,680,453	13,412,619
Total liabilities and stockholders’ equity	$17,646,328	$18,031,959

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Sales, net	$9,908,938	$8,112,938
Cost of goods sold	(5,944,837)	(6,239,062)
Gross profit	3,964,101	1,873,876
General and administrative
Salaries, wages, and benefits	922,407	1,315,449
Other general and administrative	1,235,341	1,766,861
Total general and administrative expenses	2,157,748	3,082,310
Sales and marketing
Marketing and advertising	2,053,258	2,203,035
Selling expenses	779,156	853,204
Related party marketing agreements	62,501	37,809
Total sales and marketing expenses	2,894,915	3,094,048
Total operating expenses	5,052,663	6,176,358
Operating loss	(1,088,562)	(4,302,482)
Other income	110,997	170,994
Loss before income taxes	(977,565)	(4,131,488)
Income tax expense	(38,957)	(12,422)
Net loss	$(1,016,522)	$(4,143,910)
Net loss per share:
Basic and diluted	$(0.11)	$(0.45)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,401,605	9,213,723

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2024	9,383,622	$9,384	$119,701,384	$(106,298,149)	$13,412,619
Stock-based compensation	—	—	279,565	—	279,565
Common stock issuances, net of taxes	131,103	131	(5,340)	—	(5,209)
Stock options exercised	5,000	5	9,995	—	10,000
Net loss	—	—		(1,016,522)	(1,016,522)
Balances, March 31, 2024	9,519,725	$9,520	$119,985,604	$(107,314,671)	$12,680,453

	Stockholders’ Equity
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2023	9,210,414	$9,210	$118,636,834	$(96,135,032)	$22,511,012
Stock-based compensation	—	—	147,635		147,635
Common stock issuances, net of taxes	9,086	10	(4,420)	—	(4,410)
Net loss	—	—	—	(4,143,910)	(4,143,910)
Balances, March 31, 2023	9,219,500	$9,220	$118,780,049	$(100,278,942)	$18,510,327

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,016,522)	$(4,143,910)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	71,435	87,953
Stock-based compensation	279,565	147,635
Provision for inventory obsolescence	43,204	234,394
Allowance for credit losses	26,865	23,668
Noncash lease costs	38,083	38,546
Other operating activities, net	—	(32,007)
Changes in operating assets and liabilities:
Accounts receivable	(1,069,238)	(1,438,063)
Inventory	646,231	72,007
Prepaid expenses and other current assets	217,889	402,299
Operating lease liability	(32,254)	(31,315)
Accounts payable	84,880	1,312,821
Accrued expenses	287,551	(2,728,290)
Net cash from operating activities	(422,311)	(6,054,262)
Cash flows from investing activities	—	135,737
Cash flows from financing activities	4,791	(4,410)
Net change in cash and cash equivalents	(417,520)	(5,922,935)
Cash, cash equivalents, and restricted cash, beginning of period	7,706,806	17,809,802
Cash, cash equivalents, and restricted cash, end of period	$7,289,286	$11,886,867
Supplemental disclosures of cash flow information
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$344,382
Supplemental disclosures of non-cash investing activities
Receivable from sale of assets held-for-sale included in other current assets at the end of the period	$—	$581,835

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

1. Summary of Significant Accounting Policies and Estimates

Financial Statement Preparation

The accompanying unaudited consolidated condensed financial statements (the "balance sheet(s)," "statement(s) of operations," "statement(s) of stockholders' equity," "statement(s) of cash flows," and, collectively, the "financial statements") include the accounts of Laird Superfood, Inc., a Nevada corporation, and its wholly owned subsidiary, Picky Bars, LLC, (collectively, the “Company,” “Laird Superfood,” “we,” or "our"). In management's opinion, the financial statements contain all adjustments, which are normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods.

Segment information is prepared on the same basis that the Company's Chief Executive Officer, who is deemed to be the Company's Chief Operating Decision Maker, reviews financial information for operational decision-making purposes.

The financial statements and related financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K") filed with the Securities and Exchange Commission (the "SEC") on March 13, 2024. The financial information as of  December 31, 2023 was derived from the audited financial statements and notes for the fiscal year ended December 31, 2023 included in Item 8 of the 2023 Form 10-K. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the footnotes and management's discussion and analysis of the consolidated financial statements in the 10-K. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2024.

Recently Issued Accounting Pronouncements

In  November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The expanded annual disclosures are effective for the year ending  December 31, 2024, and the expanded interim disclosures are effective in 2025 and will be applied retrospectively to all prior periods presented. While the Company is currently evaluating the expanded disclosure requirements, the Company does not expect the adoption of these amendments to have a material impact on our consolidated financial statements.

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending  December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and whether the Company will apply the standard prospectively or retrospectively.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are available to be issued. The Company has evaluated events and transactions subsequent to March 31, 2024 for potential recognition of disclosure in the financial statements and determined that there were no such subsequent events aside from the below.

On May 7, 2024, the Company entered into an accounts receivable factoring agreement (the “Factoring Agreement”) with Alterna Capital Solutions LLC (the “Purchaser”). Pursuant to the Factoring Agreement, the Company has agreed to sell certain trade accounts receivable (the “Purchased Accounts”) to the Purchaser from time to time. The Factoring Agreement provides for the Company to have access to up to $2.0 million (the “Maximum Amount”) on a revolving basis, measured by the aggregate amount advanced for the unpaid balance of all Purchased Accounts from time to time. The Factoring Agreement provides for the payment of certain fees by the Company, including, among others, a funds usage fee of prime plus 1.5% per annum with a minimum interest rate of 10.0% per annum. The Company will also be charged a collateral monitoring fee of 0.05% per month, assessed on the average monthly accounts receivable balance, which is payable on the last day of each month. The Factoring Agreement is for an initial term of 12 months and will renew on a year-to-year basis thereafter, unless terminated in accordance with the Factoring Agreement.

The Company has granted the Purchaser a security interest all of the Company’s personal property and fixtures, including, among other things, the Company’s accounts receivable, inventory, equipment, instruments, deposit accounts, general intangibles, and supporting obligations to secure the payment and performance of all obligations of the Company to the Purchaser under the Factoring Agreement. The Factoring Agreement also provides for customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, and the exercise of remedies upon a breach or default

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

2. Cash, Cash Equivalents, and Restricted Cash

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets as of:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$7,099,755	$7,566,299
Restricted cash	189,531	140,507
Total cash, cash equivalents, and restricted cash	$7,289,286	$7,706,806

Amounts in restricted cash represent those that are required to be set aside by the following contractual agreements:

●

On December 3, 2020, the Company entered into an agreement with Danone Manifesto Ventures, PBC, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. As of March 31, 2024 and December 31, 2023, cash equivalents in the amount of $99,525 were restricted under this agreement. During the three months ended March 31, 2024 and 2023, the Company contributed $0 to these projects. The restriction will be released upon the completion of the projects.

●	Cash equivalents of $530,000 were pledged to secure Company credit card limits. As of March 31, 2024 and December 31, 2023, $90,006 and $40,982, respectively, of these funds were restricted to collateralize borrowings against these Company credit cards.

Cash, cash equivalents, and restricted cash balances that exceeded the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation ("SPIC") insurable limits as of March 31, 2024 and December 31, 2023 totaled $6,324,134 and $6,756,207, respectively. The Company has not experienced any losses related to these balances. The Company’s cash, cash equivalents, and restricted cash are with what the Company believes to be a high-quality financial institution and considers the risks associated with these funds in excess of FDIC and SPIC insurable limits to be low.

3. Inventory

Inventory is stated at the lower of cost or net realizable value, or the value of consideration that can be received upon sale of said product, and approximate costs determined on the first-in first-out basis and consists primarily of raw materials and packaging and finished goods and includes co-packing fees, indirect labor, and allocable overhead. The following table presents the components of inventory, net of reserves, as of:

	March 31,	December 31,
	2024	2023
Raw materials and packaging	$2,470,319	$2,180,294
Finished goods	3,162,805	4,142,265
Total inventory, net	$5,633,124	$6,322,559

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the three months ended March 31, 2024, the Company recorded $43,204 of inventory obsolescence and disposal costs. For the three months ended March 31, 2023, the Company recorded $234,394 of inventory obsolescence and disposal costs.

As of March 31, 2024 inventory reserves totaled $927,340. This is comprised of estimated reserves based on inventory turnover, quantities on hand, and expiration dates of $248,587, products quarantined for quality issues of $334,269, and discontinued inventories of $344,484. As of December 31, 2023, inventory reserves totaled $1,029,657. This was comprised of estimated reserves based on inventory turnover, quantities on hand, and expiration dates of $385,069, products quarantined for quality issues of $306,276, and discontinued inventories of $338,312.

As of March 31, 2024 and December 31, 2023, the Company had a total of $310,265 and $449,242, respectively, of prepayments for future raw materials inventory which are included in prepaid expenses and other current assets, net on the balance sheets.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

4. Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets, as of:

	March 31,	December 31,
	2024	2023
Prepaid insurance	$237,508	$371,802
Prepaid inventory	310,265	449,242
Prepaid subscriptions and license fees	287,219	139,590
Deposits	166,647	238,719
Other current assets	66,036	86,211
Prepaid expenses and other current assets	$1,067,675	$1,285,564

5. Revolving Lines of Credit

On September 2, 2021, the Company entered into a revolving line of credit with Wells Fargo Bank National Association in a principal amount not exceeding $9,500,000. Any outstanding amounts under the line of credit would have had an interest rate calculated as Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.5% per annum until paid in full. The line of credit was renewed on September 1, 2022, with a maturity date of August 31, 2023, and the available credit was reduced to $5,000,000. The line of credit was terminated pursuant to its terms on August 31, 2023, and no amounts were due thereunder. The line of credit was not renewed.

6. Property and Equipment

Property and Equipment

Property and equipment, net is comprised of the following as of:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Furniture and office equipment	$184,242	$(102,447)	$81,795	$184,241	$(85,093)	$99,148
Leasehold improvements	46,276	(25,190)	21,086	46,276	(22,829)	23,447
	$230,518	$(127,637)	$102,881	$230,517	$(107,922)	$122,595

Depreciation expense was $19,714 for the three months ended March 31, 2024. Depreciation expense was $36,231 for the three months ended March 31, 2023.

Assets Classified as Held-for-Sale

In the fourth quarter of 2022, the Company entered into purchase agreements for the sale of the production equipment for an aggregate sales price of $800,000. In the first quarter of 2023, consideration amounting to $218,165 was received and $581,835 was receivable and included in prepaid expenses and other current assets on the balance sheets. Consideration was received in full by the end of 2023 and no amounts were receivable as of March 31, 2024 and December 31, 2023.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

7. Intangible Assets

Intangible assets are comprised of the following:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names (10 years)	$890,827	$(133,624)	$757,203	$890,827	$(106,899)	$783,928
Recipes (10 years)	330,000	(96,250)	233,750	330,000	(88,000)	242,000
Social media agreements (3 years)	80,000	(77,778)	2,222	80,000	(71,111)	8,889
Software (3 years)	131,708	(91,373)	40,335	131,708	(81,294)	50,414
Definite-lived intangible assets	1,432,535	(399,025)	1,033,510	1,432,535	(347,304)	1,085,231
Licensing agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$1,564,635	$(399,025)	$1,165,610	$1,564,635	$(347,304)	$1,217,331

The weighted-average useful life of all the Company’s intangible assets is 6.8 years.

For the three months ended March 31, 2024 and 2023 amortization expense was $51,721 and $51,722, respectively.

Definite-lived intangible assets

Definite life intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which the Company uses the asset, or an unexpected change in financial performance. When evaluating definite life intangible assets for impairment, the Company compares the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. The Company considered the above factors when assessing whether the Company’s long-lived assets will be recoverable.

Based on the analysis of the qualitative factors above, management determined that there were no triggering events or impairment charges in the three months ended March 31, 2024.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to ten years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2024 (excluding the three months ended March 31, 2024)	$137,386
2025	149,994
2026	139,899
2027	139,899
2028	139,899
Thereafter	326,433
$1,033,510

Indefinite-lived intangible assets

On  August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Mr. Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Mr. Hamilton’s name and likeness. This contribution, which was reported on the balance sheets as of  March 31, 2024 and  December 31, 2023, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

On  May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness, and biographical information. This contribution, which is reported on the consolidated balance sheets as of  March 31, 2024 and December 31, 2023, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

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

8. Leases

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

The Company entered into a sublease agreement with Somatic Experiencing Trauma Institute with a commencement date of January 1, 2023, for a 5,257 square foot office space in Boulder, Colorado which serves as the Company's current headquarters. This lease will expire on July 1, 2027.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Operating leases
Operating lease cost	$38,085	$38,547
Variable lease cost	5,565	12,915
Operating lease expense	43,650	51,462
Short-term lease rent expense	64,229	115,763
Total rent expense	$107,879	$167,225

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Operating cash flows - operating leases	$32,254	$31,315
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$344,382

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term – operating leases (in years)	2.9	3.9
Weighted-average discount rate – operating leases	6.81%	6.51%

As of March 31, 2024, future minimum payments during the next five years and thereafter are as follows:

2024 (excluding the three months ended March 31, 2024)	$106,545
2025	126,714
2026	109,145
2027	56,210
Total	398,614
Less imputed interest	(41,874)
Operating lease liabilities	$356,740

Lessor

The Company executed a sublease agreement of the Picky Bars, LLC operating lease on March 1, 2022. The lease commenced on April 1, 2022. The initial sublease term expires on April 30, 2025. The sublease meets all of the criteria of an operating lease and is accordingly recognized straight line over the sublease term with a related sublease rental asset accounting for abatements and initial direct costs. The Company had $9,994 and $11,881 of sublease rental assets as of March 31, 2024 and December 31, 2023, respectively, included in prepaid expenses and other current assets on the balance sheets.

The components of rental income were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Operating leases
Operating lease income	$14,055	$14,055
Variable lease income	5,317	5,318
Total rental income	$19,372	$19,373

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

As of March 31, 2024, future minimum payments to be received during the next five years and thereafter, as applicable, are as follows:

2024 (excluding the three months ended March 31, 2024)	$46,532
2025	20,748
Total	$67,280

9. Income Taxes

The Company had a tax net loss for the three months ended March 31, 2024 and 2023, and therefore has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions as well as subject to franchise taxes considered income taxes under Accounting Standards Codification ("ASC") 740, Income Taxes. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023

Income tax benefit at statutory rates	$205,289	$873,910
Valuation allowance for deferred tax assets	(178,672)	(856,116)
Stock-based compensation	(42,697)	(6,328)
Other expense, net	(22,877)	(23,888)
Reported income tax expense	$(38,957)	$(12,422)
Effective tax rate:	4.0%	0.3%

The Company’s deferred tax assets consisted of the following as of:

	March 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$20,346,129	$20,088,873
Intangible assets	2,217,760	2,258,079
Property and equipment	1,083,199	1,104,854
Research and development credits	251,540	235,514
Research and development	244,698	268,414
Inventory	202,206	246,182
Accrued expenses	477,870	496,695
Right of use asset	8,904	7,366
Bad debt allowance	116,570	64,250
Charitable contributions	34,172	40,773
Unexercised options	932,412	890,128
Total deferred tax assets	25,915,460	25,701,128
Valuation allowance	(25,915,460)	(25,701,128)
Total net deferred tax assets	$—	$—

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

As of  March 31, 2024, the Company did not provide a current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. The Company has recorded a provision for state income taxes and a corresponding current state income tax payable of approximately $21,478 and $7,373 as of  March 31, 2024 and December 31, 2023, respectively.

As of  March 31, 2024 and December 31, 2023, the Company had aggregate net operating losses ("NOLs") totaling approximately $138.5 million and $136.8 million, respectively. As of  March 31, 2024 and December 31, 2023, the Company had federal NOLs totaling approximately $1.9 million from 2017 and prior years that can be carried forward for 20 years and which begin to expire in 2036. As of  March 31, 2024 and December 31, 2023, the Company had federal NOLs totaling approximately $78.8 million and $77.8 million, respectively, from 2018 and subsequent years that can be carried forward indefinitely. As of  March 31, 2024 and December 31, 2023, the Company had state NOLs totaling $57.8 million and $57.1 million, respectively, that can be carried forward for between 15 and 20 years. As of  March 31, 2024 and December 31, 2023, the Company had credits totaling $0.3 million and $0.2 million, respectively, that can be carried forward for five years. As of  March 31, 2024 and December 31, 2023, the Company had other carryforwards totaling $0.6 million that can be carried forward for between one and five years.

The use of net operating losses  may be subject to certain limitations, such as those triggered by ownership changes under Section 382 of the Internal Revenue Code. Because these provisions, the use of a portion of the Company's NOLs and tax credit carryforwards  may be limited in future periods. Further, a portion of the carryforwards  may expire before being applied to reduce future income tax liabilities.

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not, they will be realized; if not, a valuation allowance is required to be recorded. Management has determined it is more likely than not that the deferred tax assets would not be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company  may reduce the valuation allowance against definite-lived deferred tax assets at such a time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The change in the valuation allowance for deferred tax assets and liabilities for the three months ended  March 31, 2024 and 2023 were net increases of $0.2 million and $0.9 million, respectively.

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

10. Stock Incentive Plan

The Company adopted an incentive plan (the “2020 Omnibus Incentive Plan”) on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), deferred stock units, unrestricted stock, dividend equivalent rights, performance shares, other performance-based awards, other equity-based awards, and cash bonus awards to Company employees, non-employee directors, and certain consultants and advisors. As of March 31, 2024, the Company has no additional authorized shares to award under the 2020 Omnibus Incentive Plan as of March 31, 2024, excluding 2,159,886 of shares to be issued upon vesting and exercise of outstanding options and RSUs.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Stock Options

The following tables summarize the Company’s stock option activity during the three months ended March 31, 2024 and 2023:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2024	1,234,778	$4.52	7.91	$30,000
Granted	799,188	$0.73	—	—
Exercised/released	(5,000)	$2.00	—	—
Cancelled/forfeited	(1,000)	$12.32	—	—
Balance at March 31, 2024	2,027,966	$3.03	8.56	$2,657,292
Exercisable at March 31, 2024	681,464	$5.03	7.09	$559,810

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2023	921,657	$6.86	8.00	$—
Granted	—	$—	—	$—
Exercised/released	—	$—	—	$—
Cancelled/forfeited	(24,164)	$9.99	—	$—
Balance at March 31, 2023	897,493	$6.78	7.74	$—
Exercisable at March 31, 2023	318,041	$8.72	5.43	$—

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our historical experience.

Restricted Stock Units

The following tables summarize the Company’s RSU activity during the three months ended March 31, 2024 and 2023:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2024	771,885	$1.76	1.98	$1,361,696
Granted	—	$—	—	$—
Exercised/released	(33,779)	$3.29	—	$—
Cancelled/forfeited	—	$—	—	$—
Balance at March 31, 2024	738,106	$1.69	1.81	$1,250,652

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2023	504,420	$4.22	2.94	$2,127,734
Granted	—	$—	—	$—
Exercised/released	(13,146)	$11.30	—	$—
Cancelled/forfeited	(16,279)	$5.98	—	$—
Balance at March 31, 2023	474,995	$3.96	2.67	$1,881,278

The Company estimates the fair value of each RSU using the fair value of the Company’s common stock on the date of grant.

Market-Based Stock Units ("MSUs")

The following tables summarize the Company’s MSU activity during the three months ended March 31, 2024 and 2023:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of MSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2024	621,314	$1.57	0.62	$977,558
Granted	—	$—	—	$—
Exercised/released	(100,000)	$0.25	—	$—
Cancelled/forfeited	(21,314)	$43.53	—	$—
Balance at March 31, 2024	500,000	$0.05	0.37	$24,460

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of MSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2023	31,083	$43.53	0.60	$1,353,043
Granted	—	$—	—	$—
Exercised/released	—	$—	—	$—
Cancelled/forfeited	(9,769)	$43.53	—	$—
Balance at March 31, 2023	21,314	$43.53	0.42	$927,798

The MSUs vest upon the 30-day weighted average stock price reaching or exceeding established targets within the requisite service period. We estimate the grant-date fair value of the MSUs using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rate of return and dividend yield. Compensation expense for these MSUs is recognized over the requisite service period regardless of whether the market conditions are satisfied.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC Topic 718, Compensation - Stock Compensation to equity awards:

	Three Months Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	March 31, 2024	March 31, 2024	March 31, 2024 (years)
Stock options	$81,506	$939,421	3.19
RSUs	178,794	921,177	2.04
MSUs	19,265	9,063	0.37
Total stock-based compensation	$279,565	$1,869,661	2.61

Cost of goods sold	$682	$12,615	4.20
General and administrative	231,101	1,627,026	2.44
Sales and marketing	47,782	230,020	3.73
Total stock-based compensation	$279,565	$1,869,661	2.61

	Three Months Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	March 31, 2023	December 31, 2023	December 31, 2023 (years)
Stock options	$61,488	$654,313	2.36
RSUs	158,715	1,099,972	2.17
MSUs	(72,568)	34,281	0.57
Total stock-based compensation	$147,635	$1,788,566	2.21

Cost of goods sold	$(896)	$2,976	1.62
General and administrative	135,242	1,666,980	2.29
Sales and marketing	13,289	118,610	0.99
Total stock-based compensation	$147,635	$1,788,566	2.21

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

11. Earnings per Share

Basic earnings (loss) per share is determined by dividing the net loss attributable to the Company's common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist of employee stock options, RSUs, and MSUs. The dilutive effect of employee stock options, RSUs, and MSUs by the Company are calculated using the treasury stock method. Basic earnings per share is reconciled to diluted earnings per share in the following table:

	Three Months Ended March 31,
	2024	2023
Net loss	$(1,016,522)	$(4,143,910)
Weighted average shares outstanding - basic and diluted	9,401,605	9,213,723
Basic and diluted:
Net loss per share, basic and diluted	$(0.11)	$(0.45)
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	3,266,072	1,393,802

12. Concentrations

The following table details the concentration of vendor accounts payable balances in excess of 10% of total accounts payable at each period:

	March 31,	December 31,
	2024	2023
Vendor A	10%	*
Vendor B	*	14%
Vendor C	*	10%
Vendor D	*	23%
Total	10%	47%

* Less than 10%.

The following table details the concentration of customer accounts receivable balances in excess of 10% of total trade accounts receivable at each period:

	March 31,	December 31,
	2024	2023
Customer A	18%	45%
Customer B	24%	21%
Customer C	28%	*
Total	70%	67%

* Less than 10%.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The following table details the concentration of sales to specific customers in excess of 10% of total net sales for each year and the accounts receivable from those customers at the end of each period:

	As of and for the Three Months Ended
	March 31, 2024		March 31, 2023
	Net Sales	Accounts Receivable	Net Sales	Accounts Receivable
Customer A	11%	461,132	16%	1,612,941
Customer B	19%	623,431	13%	675,743
Customer C	12%	710,504	12%	484,800
Total	42%	1,795,067	41%	2,773,484

The Company purchased a substantial portion of raw materials and packaging from certain suppliers. The following table details the concentration of purchases from specific suppliers in excess of 10% of total purchases for each period:

	For the Three Months Ended March 31,
	2024	2023
Supplier A	17%	*
Supplier B	11%	*
Supplier C	11%	15%
Supplier D	10%	*
Supplier E	10%	*
Supplier F	*	26%
Total	59%	41%

* Less than 10%.

The Company purchased a substantial portion of raw materials and packaging originating from certain geographical regions. The following table details the concentration of purchases from specific regions in excess of 10% of total purchases for each period:

	For the Three Months Ended March 31,
	2024	2023
Sri Lanka	17%	*
Vietnam	*	14%
China	*	10%
Indonesia	*	12%
Total	17%	36%

* Less than 10%.

13. Related Parties

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

License Agreements

On May 26, 2020, the Company executed a License and Preservation Agreement which superseded the predecessor license and preservation agreement with both Mr. Hamilton and Ms. Reece. Among other modifications, the agreement (i) modified certain approval rights, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred-year term. No additional consideration was exchanged in connection with the agreement. See additional discussion related to the 2020 License in Note 7 of the financial statements.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Marketing Agreements

On October 26, 2022, the Company executed an influencer agreement with Gabby Reece to provide certain marketing services for a term ending December 31, 2023 with an option to renew for one-year terms. In connection with these services, in the three months ended March 31, 2024 and 2023, advertising expenses totaling $62,501 and $37,809, respectively, were included in sales and marketing expenses in the statements of operations. As of March 31, 2024 and December 31, 2023, amounts payable to Gabby Reece of $28,167 and $2,688, respectively, included in related party liabilities in the balance sheets.

14. Revenue Recognition

The Company’s primary source of revenue is sales of coffee creamers, hydration and beverage enhancing supplements, harvest snacks and other food items, and coffee, tea, and hot chocolate products. The Company recognizes revenue when control of the promised good is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various shipping terms applicable to the Company’s sales. Each delivery or shipment made to a customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collect the sales price under normal credit terms. Additionally, the Company estimates the impact of certain common practices employed by us and other manufacturers of consumer products, such as scan-based trading, product rebate and other pricing allowances, product returns, trade promotions, sales broker commissions and slotting fees. These estimates are recorded at the end of each reporting period.

In accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended March 31,
	2024		2023
	$	% of Total	$	% of Total
Coffee creamers	$5,570,321	56%	$5,132,143	63%
Coffee, tea, and hot chocolate products	2,175,265	22%	1,955,140	24%
Hydration and beverage enhancing supplements	2,025,272	20%	670,851	8%
Harvest snacks and other food items	1,304,060	13%	1,752,397	22%
Other	122,012	1%	29,729	—%
Gross sales	11,196,930	112%	9,540,260	117%
Shipping income	111,428	1%	303,226	4%
Returns and discounts	(1,399,420)	(13)%	(1,730,548)	(21)%
Sales, net	$9,908,938	100%	$8,112,938	100%

The Company generates revenue through two channels: e-commerce and wholesale:

	Three Months Ended March 31,
	2024		2023
	$	% of Total	$	% of Total
E-commerce	$5,868,337	59%	$4,427,681	55%
Wholesale	4,040,601	41%	3,685,257	45%
Sales, net	$9,908,938	100%	$8,112,938	100%

Receivables from contracts with customers are included in accounts receivable. Contract assets include deferred cost of goods sold associated with deferred revenue and are included in finished goods inventories. Contract liabilities include deferred revenue, customer deposits, rewards programs, and refund liabilities, and are included in accrued expenses. All contract liabilities as of December 31, 2023 were recognized in net sales for the three months ended March 31, 2024. The balances of receivables from contracts with customers, contract assets, and contract liabilities were as follow:

	January 1,	December 31,	March 31,
	2023	2023	2024
Accounts receivable, net	$1,494,469	$1,022,372	$2,064,745
Contract assets	$57,249	$—	$—
Contract liabilities	$(729,667)	$(427,974)	$(512,635)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is a supplement to and should be read in conjunction with the unaudited consolidated condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023(the "2023 Form 10-K"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and the section titled “Risk Factors” included herein and in the 2023 Form 10-K.

Overview

Laird Superfood creates highly differentiated, plant-based, and functional foods, many of which incorporate adaptogens which may support a variety of brain functions. The core pillars of the Laird Superfood platform are currently Superfood Creamer coffee creamers, Hydrate hydration products and beverage enhancing supplements, harvest snacks and other food items, and functional roasted and instant coffees, teas, and hot chocolate. Consumer preferences within the evolving food and beverage industry are shifting away from processed and sugar-laden food and beverage products, as well as those containing significant amounts of highly processed and artificial ingredients. Our long-term goal is to build the first scale-level and widely recognized brand that authentically focuses on natural ingredients, nutritional density, and functionality, allowing us to maximize penetration of a multi-billion-dollar opportunity in the grocery market.

Net sales were $9.9 million and $8.1 million, respectively, for the three months ended March 31, 2024 and 2023, representing 22% year-over-year growth. E-commerce channel sales increased by 33% in the first quarter of 2024 compared to the same period last year despite a significant, planned reduction in media spend in the channel. Sales through Amazon.com increased by 48% year-over-year building on the strong performance in the fourth quarter of 2023, as compared to reduced sales volume during the first quarter of 2023 stemming from out-of-stocks associated with the quality event last year. Direct-to-Consumer ("DTC") sales, on lairdsuperfood.com and pickybars.com, increased by 25% year-over year driven by strong performance in both subscription and repeat customers, average order value, and improved discounts rates due to strategic shifts in our promotional strategies. Wholesale channel net sales increased by 10% compared to the first quarter of 2023 driven by sales growth in club stores, as well as velocity improvement and distribution expansion in grocery, and more efficient promotional spend across the channel.

Our e-commerce business is two-pronged and consists of DTC (lairdsuperfood.com and pickybars.com) and the use of third-party platforms, such as Amazon.com. For the three months ended March 31, 2024 and 2023, the e-commerce business made up 59% and 55% of our net sales, respectively. Lairdsuperfood.com and pickybars.com are platforms that provide an authentic brand experience for our consumers that drive engagement through educational content and provide feedback for future product development. We view our proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. We believe the content on our websites allows Laird Superfood to educate consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for over three quarters of DTC sales for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, wholesale made up 41% and 45% of our net sales, respectively. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural, and specialty grocery stores, and club stores. The diversity of our retail channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

Redomestication

On December 31, 2023 (the “Effective Date”), we changed our state of incorporation from the state of Delaware to the state of Nevada (the “Redomestication”) by means of a plan of conversion, as described in our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission (the “SEC”) on October 10, 2023.

As of the Effective Date:

●	our domicile changed from the state of Delaware to the state of Nevada; and

●

the affairs of the Company ceased to be governed by the Delaware General Corporation Law and the Company’s then existing certificate of incorporation and bylaws, and instead became governed by the Nevada Revised Statutes and the Company's new articles of incorporation and bylaws.

The Redomestication was previously submitted to a vote of, and was approved by, our stockholders at our Annual Meeting of Stockholders held on November 28, 2023. The Redomestication did not result in any change in the business, physical location, management, assets, liabilities, or net worth of the Company, nor did it result in any change in location of our current employees, including management. The Redomestication did not affect any of our material contracts with any third parties, and our rights and obligations under those material contractual arrangements continue to be the rights and obligations of the Company after the Redomestication. The daily business operations of the Company will continue as they have been conducted prior to the Redomestication. The consolidated financial condition and results of operations of the Company immediately after consummation of the Redomestication remains the same as immediately before the Redomestication.

Our Strategy and Key Factors Affecting our Performance

We believe that our future performance will depend on many factors, including the following:

Ability to Grow Our Customer Base in both E-commerce and Traditional Wholesale Distribution Channels

We are currently seeking to grow our customer base through both paid and organic online channels, as well as by expanding our presence in a variety of physical wholesale distribution channels. E-commerce customer acquisitions typically occur at our websites, lairdsuperfood.com and pickybars.com, and Amazon.com. Our e-commerce customer acquisition program includes paid and unpaid social media, search, display, and traditional media. Our products are also sold through a growing number of wholesale channels. Wholesale customers include grocery chains, natural food outlets, club stores, drug stores, and food service customers including coffee shops, gyms, restaurants, hospitality venues and corporate dining services, among others. Customer acquisition in physical wholesale channels depends on, among other things, paid promotions through retailers, display, and traditional media.

Ability to Manage Co-Manufacturer and Third-Party Logistics Relationships

All of our production and logistics is handled by third parties, and our performance will be highly dependent on the ability of these partners to produce and deliver our products in a timely manner and to our standards and at a reasonable cost.

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

Ability to Drive Repeat Usage of Our Products

We accrue substantial economic value from repeat customers of our products who consistently re-order our products. The pace of our growth will be affected by the repeat usage dynamics of existing and newly acquired customers.

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

Cost of Goods Sold

Cost of goods sold includes the cost of raw materials and packaging, and overhead including inbound and outbound freight, direct and indirect labor, third-party logistics ("3PL") fees, warehouse storage costs, and other miscellaneous costs related to manufacturing and distributing our products.

Operating Expenses

Our operating expenses consist of general and administrative expenses and sales and marketing expenses.

Income Taxes

Due to our history of operating losses and expectation of future operating losses, we do not expect any significant income tax expenses or benefits for the foreseeable future.

Results of Operations

Comparison of the three months ended March 31, 2024 (“Q1 2024”) and March 31, 2023 (“Q1 2023”)

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
Sales, net	$9,908,938	$8,112,938	$1,796,000	22%
Cost of goods sold	(5,944,837)	(6,239,062)	294,225	(5)%
Gross profit	3,964,101	1,873,876	2,090,225	112%
Gross margin	40.0%	23.1%
General and administrative	2,157,748	3,082,310	(924,562)	(30)%
Sales and marketing	2,894,915	3,094,048	(199,133)	(6)%
Total operating expenses	5,052,663	6,176,358	(1,123,695)	(18)%
Operating loss	(1,088,562)	(4,302,482)	3,213,920	(75)%
Other income	110,997	170,994	(59,997)	(35)%
Loss before income taxes	(977,565)	(4,131,488)	3,153,923	(76)%
Income tax expense	(38,957)	(12,422)	(26,535)	214%
Net loss	$(1,016,522)	$(4,143,910)	$3,127,388	(75)%

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
Sales, net	$9,908,938	$8,112,938	$1,796,000	22%

Net sales increased to $9.9 million in Q1 2024 from $8.1 million in Q1 2023, representing 22% growth year-over-year. The increase was primarily driven by a 33% increase in the e-commerce channel in sales through both platforms, Amazon.com and DTC, as well as reductions in promotional spend in DTC, as compared to reduced sales volume in Q1 2023 from out-of-stocks associated with a quality event. Further, the wholesale channel also grew by 10% driven primarily by sales growth in club stores, velocity improvements and distribution gains in grocery stores, and more efficient promotional spend.

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
Cost of goods sold	$(5,944,837)	$(6,239,062)	$294,225	(5)%

Cost of goods sold decreased to $5.9 million in Q1 2024 from $6.2 million in Q1 2023, a reduction of 5%, which reflects the full benefits realization of the transition to a variable cost third-party co-manufacturing business model, which was partially offset by higher sales volume.

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
Gross profit	$3,964,101	$1,873,876	$2,090,225	112%

Gross profit increased to $4.0 million in Q1 2024 from $1.9 million in Q1 2023. Gross margin improved to 40.0% in Q1 2024 from 23.1% in Q1 2023. This improvement reflects increased net sales as well as the full benefits of the transition to a variable cost third-party co-manufacturing business model and a reduction in trade discounts due to improved promotional efficiencies and elevated trade spend in the prior year associated with the quality event that occurred in Q1 2023.

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
Operating Expenses
General and administrative	$2,157,748	$3,082,310	$(924,562)	(30)%
Sales and marketing	2,894,915	3,094,048	(199,133)	(6)%
Total operating expenses	$5,052,663	$6,176,358	$(1,123,695)	(18)%

General and administrative expenses decreased to $2.2 million in Q1 2024 from $3.1 million in Q1 2023, primarily driven by lower personnel costs and broad, strategic reductions in spending.

Sales and marketing expenses were $2.9 million in Q1 2024 compared to $3.1 million in Q1 2023, driven by planned reductions in marketing and advertising spend.

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
Other income	$110,997	$170,994	$(59,997)	(35)%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The decrease in other income was driven by decreases in dividend income on money market funds as the amounts carried in those accounts decrease.

Liquidity and Capital Resources

As of March 31, 2024, we have an accumulated deficit of $107.3 million, which includes operating losses of $1.1 million and $4.3 million for Q1 2024 and Q1 2023, respectively. We expect to incur additional operating losses as we continue efforts to grow our business. However, after taking several strategic steps in 2023 and 2022, we have significantly optimized spending, improved gross margins, and significantly reduced cash burn in an effort to bring the business closer to breakeven and profitability in future quarters, with the first quarter of net income and positive cash flows from operations realized in the fourth quarter of 2023. These steps included, among others, transitioning out of in-house manufacturing to a variable cost third-party co-manufacturing business model, closing manufacturing facilities and offices in Sisters, Oregon, several rounds of organizational restructuring to optimize our headcount costs, and reducing marketing and administrative investment through eliminating non-essential spending. We will continue to seek to optimize spending and expand gross margins. Additionally, our current business plan is to continue to utilize inventory management to reduce working capital. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering ("IPO"), lines of credit, and term loans. Our historical uses of cash have primarily consisted of cash used in operating activities and working capital needs.

As of March 31, 2024 and December 31, 2023, we had $7.3 million and $7.7 million, respectively, of cash-on-hand, and total net working capital of $11.3 million and $12.0 million for the same periods. We have no significant unused sources of liquid assets outside of our working capital.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our product platforms, and the introduction of new products and acquisition activity. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

●	We have lease arrangements for corporate office space. As of March 31, 2024, we had fixed lease payment obligations of $0.4 million, with $0.1 million payable within 12 months.

●	As of March 31, 2024, $4.6 million of current liabilities were accrued related to short-term operating activities and personnel costs, excluding the aforementioned current lease liabilities.

●

Marketing and advertising expenditures were $2.1 million in Q1 2024 and $2.2 million in Q1 2023. We expect to continue to invest in these activities as part of the strategic expansion of sales volume, however, we have made strategic shifts to reduce and improve the efficacy of future customer acquisition costs.

Based on our current business plans, we believe that our existing cash balances, including our anticipated cash flow from operations, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next eighteen months. In the future, we may raise funds by issuing debt or equity securities, or securities convertible into or exchangeable for our common stock. Such financing and other potential financing may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all.

Segment Information

We have one operating segment and one reportable segment. Our Chief Executive Officer reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our management's discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies” of the Notes to the Unaudited Consolidated Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2023 Form 10-K describe the significant accounting policies and methods used in the preparation of our financial statements. There have been no material changes to our critical accounting estimates since the 2023 Form 10-K.

Recent Accounting Pronouncements

See Recently Issued Accounting Pronouncements in Note 1 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

We may take advantage of these provisions until the end of the fiscal year in which the fifth anniversary of our IPO occurs, or such earlier time when we no longer qualify as an emerging growth company. We will cease to be an emerging growth company on the earlier of (1) the last day of the fiscal year (a) in which we have more than $1.235 billion in annual gross revenue or (b) in which we have more than $700 million in market value of our capital stock held by non-affiliates, or (2) the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all these reduced burdens.

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

Not Applicable.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

There were no material changes to the Risk Factors disclosed in "Item 1A. Risk Factors" in the 2023 Form 10-K during these three months ended March 31, 2023. This quarterly report on Form 10-Q should be read in conjunction with the risk factors previously described in the Company's 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company's directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Entry into an Accounts Receivable Factoring Agreement

On May 7, 2024, the Company entered into an accounts receivable factoring agreement (the “Factoring Agreement”) with Alterna Capital Solutions LLC (the “Purchaser”). Pursuant to the Factoring Agreement, the Company has agreed to sell certain trade accounts receivable (the “Purchased Accounts”) to the Purchaser from time to time.

The Factoring Agreement provides for the Company to have access to up to $2.0 million (the “Maximum Amount”) on a revolving basis, measured by the aggregate amount advanced for the unpaid balance of all Purchased Accounts from time to time. Upon receipt of the upfront purchase price for any Purchased Accounts, the Company will have sold and assigned all of its rights in such Purchased Accounts and all proceeds thereof. The upfront purchase price for a Purchased Account is up to 70% of the face amount thereof and the remaining portion is payable only if and when the Purchaser receives payment from account debtors exceeding the aggregate unadvanced face amount of the unpaid balance of all Purchased Accounts from time to time, plus all amounts due on accounts ineligible to be purchased, plus all accrued fees and expenses. The proceeds from the Factoring Agreement will be used to fund general working capital needs.

The Factoring Agreement provides for the payment of certain fees by the Company, including, among others, a funds usage fee of prime plus 1.5% per annum with a minimum interest rate of 10.0% per annum. The Company will also be charged a collateral monitoring fee of 0.05% per month, assessed on the average monthly accounts receivable balance, which is payable on the last day of each month. The Purchaser has the right to require the Company to repurchase any Purchased Accounts that (i) are uncollectable other than due to insolvency of the account debtor or, if certain conditions are met, the inability of the account debtor to pay the account or (ii) are no longer eligible.

The Factoring Agreement is for an initial term of 12 months and will renew on a year-to-year basis thereafter, unless terminated in accordance with the Factoring Agreement. The Company may terminate the Factoring Agreement at any time upon 30 days prior written notice and payment to Purchaser of an early termination fee equal to 2.0% of the Maximum Amount if terminated during the first 12 months and 1.0% of the Maximum Amount during the subsequent terms.

The Company has granted the Purchaser a security interest all of the Company’s personal property and fixtures, including, among other things, the Company’s accounts receivable, inventory, equipment, instruments, deposit accounts, general intangibles, and supporting obligations to secure the payment and performance of all obligations of the Company to the Purchaser under the Factoring Agreement. The Factoring Agreement also provides for customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, and the exercise of remedies upon a breach or default.

The foregoing summary of the Factoring Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Factoring Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Articles of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	1/2/2024

3.2	Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	1/2/2024

4.1	Form of Stock Certificate for Common Stock	10-K	001-39537	4.1	3/13/2024

4.2	Description of Capital Stock	10-K	001-39537	4.3	3/13/2024

10.1	Accounts Receivable Factoring Agreement, dated May 7, 2024, between the Company and Alterna Capital Solutions, LLC.					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** The certifications attached as Exhibit 32.1 and 32.2 are furnished and not deemed filed with the SEC and are not incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laird Superfood, Inc.
(Registrant)

Date: May 8, 2024	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: May 8, 2024	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer
(Principal Financial and Accounting Officer)