Form 10-Q
period 2024-06-30
Laird Superfood, Inc.
filed 2024-08-07
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024 the registrant had 10,254,242 shares of common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets
Cash, cash equivalents, and restricted cash	$7,827,692	$7,706,806
Accounts receivable, net	1,168,726	1,022,372
Inventory, net	6,398,377	6,322,559
Prepaid expenses and other current assets	1,136,412	1,285,564
Total current assets	16,531,207	16,337,301
Noncurrent assets
Property and equipment, net	96,477	122,595
Intangible assets, net	986,232	1,085,231
Related party license agreements	132,100	132,100
Right-of-use assets	290,929	354,732
Total noncurrent assets	1,505,738	1,694,658
Total assets	$18,036,945	$18,031,959
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,942,263	$1,647,673
Accrued expenses	3,131,097	2,586,343
Related party liabilities	29,167	2,688
Lease liabilities, current portion	147,720	138,800
Total current liabilities	5,250,247	4,375,504
Lease liabilities	182,470	243,836
Total liabilities	5,432,717	4,619,340
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 10,474,633 and 10,108,929 issued and outstanding at June 30, 2024, respectively; and 9,749,326 and 9,383,622 issued and outstanding at December 31, 2023, respectively.	10,107	9,384
Additional paid-in capital	120,147,868	119,701,384
Accumulated deficit	(107,553,747)	(106,298,149)
Total stockholders’ equity	12,604,228	13,412,619
Total liabilities and stockholders’ equity	$18,036,945	$18,031,959

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales, net	$10,003,654	$7,724,091	$19,912,592	$15,837,029
Cost of goods sold	(5,826,373)	(5,848,023)	(11,771,210)	(12,087,085)
Gross profit	4,177,281	1,876,068	8,141,382	3,749,944
General and administrative
Salaries, wages, and benefits	975,809	1,090,266	1,898,216	2,405,715
Other general and administrative	1,172,363	1,608,235	2,407,704	3,375,096
Total general and administrative expenses	2,148,172	2,698,501	4,305,920	5,780,811
Sales and marketing
Marketing and advertising	1,383,425	2,036,766	3,436,683	4,187,822
Selling	920,739	721,630	1,699,895	1,574,834
Related party marketing agreements	63,566	74,776	126,067	164,564
Total sales and marketing expenses	2,367,730	2,833,172	5,262,645	5,927,220
Total operating expenses	4,515,902	5,531,673	9,568,565	11,708,031
Operating loss	(338,621)	(3,655,605)	(1,427,183)	(7,958,087)
Other income	103,069	149,109	214,066	320,103
Loss before income taxes	(235,552)	(3,506,496)	(1,213,117)	(7,637,984)
Income tax expense	(3,524)	(750)	(42,481)	(13,172)
Net loss	$(239,076)	$(3,507,246)	$(1,255,598)	$(7,651,156)
Net loss per share:
Basic and diluted	$(0.02)	$(0.38)	$(0.13)	$(0.83)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,833,001	9,284,585	9,617,800	9,249,738

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2024	9,383,622	$9,384	$119,701,384	$(106,298,149)	$13,412,619
Stock-based compensation	—	—	279,565	—	279,565
Common stock issuances, net of taxes	131,103	131	(5,340)	—	(5,209)
Stock options exercised	5,000	5	9,995	—	10,000
Net loss	—	—		(1,016,522)	(1,016,522)
Balances, March 31, 2024	9,519,725	9,520	119,985,604	(107,314,671)	12,680,453
Stock-based compensation	—	—	253,708	—	253,708
Common stock issuances, net of taxes	425,097	423	(39,585)	—	(39,162)
Common stock issuance costs	—	—	(73,195)	—	(73,195)
Stock options exercised	164,107	164	21,336	—	21,500
Net loss	—	—	—	(239,076)	(239,076)
Balances, June 30, 2024	10,108,929	$10,107	$120,147,868	$(107,553,747)	$12,604,228

	Stockholders’ Equity
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2023	9,210,414	$9,210	$118,636,834	$(96,135,032)	$22,511,012
Stock-based compensation	—	—	147,635	—	147,635
Common stock issuances, net of taxes	9,086	10	(4,420)	—	(4,410)
Net loss	—	—	—	(4,143,910)	(4,143,910)
Balances, March 31, 2023	9,219,500	9,220	118,780,049	(100,278,942)	18,510,327
Stock-based compensation	—	—	306,076	—	306,076
Common stock issuances, net of taxes	114,662	115	(14,842)	—	(14,727)
Net loss	—	—	—	(3,507,246)	(3,507,246)
Balances, June 30, 2023	9,334,162	$9,335	$119,071,283	$(103,786,188)	$15,294,430

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(1,255,598)	$(7,651,156)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	138,579	163,532
Stock-based compensation	533,273	453,711
Provision for inventory obsolescence	187,901	378,859
Allowance for credit losses	(28,425)	51,363
Noncash lease costs	76,169	76,168
Other operating activities, net	—	38,984
Changes in operating assets and liabilities:
Accounts receivable	(117,929)	(371,355)
Inventory	(263,719)	(539,579)
Prepaid expenses and other current assets	149,152	1,328,709
Operating lease liability	(64,812)	(62,923)
Accounts payable	310,019	1,202,716
Accrued expenses	555,804	(2,529,105)
Net cash from operating activities	220,414	(7,460,076)
Cash flows from investing activities	(13,462)	245,706
Cash flows from financing activities	(86,066)	(19,137)
Net change in cash and cash equivalents	120,886	(7,233,507)
Cash, cash equivalents, and restricted cash, beginning of period	7,706,806	17,809,802
Cash, cash equivalents, and restricted cash, end of period	$7,827,692	$10,576,295
Supplemental disclosures of cash flow information
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$344,382
Supplemental disclosures of non-cash investing activities
Receivable from sale of assets held-for-sale included in other current assets at the end of the period	$—	$450,351

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

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2024.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are available to be issued. The Company has evaluated events and transactions subsequent to June 30, 2024 for potential recognition of disclosure in the financial statements and determined that there were no such subsequent events, aside from those discussed below.

On July 12, 2024, the Company granted 694,650 shares of common stock issuable upon settlement of restricted stock units granted pursuant to the Laird Superfood, Inc. 2020 Omnibus Incentive Plan, as amended, to the reporting persons. The RSUs had a grant date fair value of $4.40 and will vest in equal installments, with 20% of the shares vesting on each of February 23, 2025, 2026, 2027, 2028 and 2029, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

On September 15, 2023, the Company entered into a settlement agreement (the “2023 Settlement Agreement”) with a supplier (the “Supplier”) to recover losses incurred in connection with the product quality issue with coconut milk powder that it experienced in 2023, pursuant to which the Supplier was obligated to, among other things, pay the Company $50,000 and provide a discount to the Company on the sale of future products of up to $950,000. On February 27, 2024, the Company filed a complaint against the Supplier in the District Court of Boulder, Colorado alleging that the Supplier breached the 2023 Settlement Agreement by failing to deliver acceptable coconut milk powder (the “Litigation”). Both parties dispute liability. As a result of the Litigation, on July 30, 2024, the Company entered into an additional settlement agreement with the Supplier (the “2024 Settlement Agreement”), pursuant to which, among other things, the Supplier agreed to remit cash payment to the Company of approximately $0.5 million.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets as of:

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$7,648,958	$7,566,299
Restricted cash	178,734	140,507
Total cash, cash equivalents, and restricted cash	$7,827,692	$7,706,806

Amounts in restricted cash represent those that are required to be set aside by the following contractual agreements:

●

On December 3, 2020, the Company entered into an agreement with Danone Manifesto Ventures, PBC, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. As of June 30, 2024 and December 31, 2023, cash equivalents in the amount of $99,525 were restricted under this agreement. During the three and six months ended June 30, 2024 and 2023, the Company contributed $0 to these projects. The restriction will be released upon the completion of the projects.

●	Cash equivalents of $530,000 were pledged to secure Company credit card limits. As of June 30, 2024 and December 31, 2023, $79,209 and $40,982, respectively, of these funds were restricted to collateralize borrowings against these Company credit cards.

Cash, cash equivalents, and restricted cash balances that exceeded the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation ("SPIC") insurable limits as of June 30, 2024 and December 31, 2023 totaled $6,907,907 and $6,756,207, respectively. The Company has not experienced any losses related to these balances. The Company’s cash, cash equivalents, and restricted cash are with what the Company believes to be a high-quality financial institution and considers the risks associated with these funds in excess of FDIC and SPIC insurable limits to be low.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

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

	June 30,	December 31,
	2024	2023
Raw materials and packaging	$2,823,145	$2,180,294
Finished goods	3,575,232	4,142,265
Total inventory, net	$6,398,377	$6,322,559

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the three and six months ended June 30, 2024, the Company recorded $145,697 and $187,901, respectively, of inventory obsolescence and disposal costs. For the three and six months ended June 30, 2023, the Company recorded $144,465 and $378,859, respectively, of inventory obsolescence and disposal costs.

As of June 30, 2024, inventory reserves totaled $1,078,595. This is comprised of estimated reserves based on inventory turnover, quantities on hand, and expiration dates of $238,055, products quarantined for quality issues of $448,258, and discontinued inventories of $392,282. As of December 31, 2023, inventory reserves totaled $1,029,657. This was comprised of estimated reserves based on inventory turnover, quantities on hand, and expiration dates of $385,069, products quarantined for quality issues of $306,276, and discontinued inventories of $338,312.

As of June 30, 2024 and December 31, 2023, the Company had a total of $451,289 and $449,242, respectively, of prepayments for future raw materials inventory which are included in prepaid expenses and other current assets, net on the balance sheets.

4. Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets, as of:

	June 30,	December 31,
	2024	2023
Prepaid insurance	$98,263	$371,802
Prepaid inventory	451,289	449,242
Prepaid subscriptions and license fees	293,047	139,590
Deposits	188,223	238,719
Other current assets	105,590	86,211
Prepaid expenses and other current assets	$1,136,412	$1,285,564

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

6. Property and Equipment

Property and Equipment

Property and equipment, net is comprised of the following as of:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Furniture and office equipment	$187,772	$(119,676)	$68,096	$184,241	$(85,093)	$99,148
Leasehold improvements	56,207	(27,826)	28,381	46,276	(22,829)	23,447
	$243,979	$(147,502)	$96,477	$230,517	$(107,922)	$122,595

Depreciation expense was $19,866 and $39,580 for the three and six months ended June 30, 2024, respectively. Depreciation expense was $23,857 and $60,088 for the three and six months ended June 30, 2023, respectively.

Assets Classified as Held-for-Sale

In the fourth quarter of 2022, the Company entered into purchase agreements for the sale of the production equipment for an aggregate sales price of $800,000. In the first quarter of 2023, consideration amounting to $218,165 was received and $581,835 was receivable and included in prepaid expenses and other current assets on the balance sheets. Consideration was received in full by the end of 2023 and no amounts were receivable as of June 30, 2024 and December 31, 2023.

7. Intangible Assets

Intangible assets are comprised of the following:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names (10 years)	$890,827	$(160,349)	$730,478	$890,827	$(106,899)	$783,928
Recipes (10 years)	330,000	(104,500)	225,500	330,000	(88,000)	242,000
Social media agreements (3 years)	80,000	(80,000)	—	80,000	(71,111)	8,889
Software (3 years)	131,708	(101,454)	30,254	131,708	(81,294)	50,414
Definite-lived intangible assets	1,432,535	(446,303)	986,232	1,432,535	(347,304)	1,085,231
Licensing agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$1,564,635	$(446,303)	$1,118,332	$1,564,635	$(347,304)	$1,217,331

The weighted-average useful life of all the Company’s intangible assets is 6.6 years.

For the three and six months ended June 30, 2024, amortization expense was $47,278 and $98,999, respectively. For the three and six months ended June 30, 2023, amortization expense was $51,722 and $103,444, respectively.

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

Based on the analysis of the qualitative factors above, management determined that there were no triggering events or impairment charges in the three and six months ended June 30, 2024 and 2023.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to ten years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2024 (excluding the six months ended June 30, 2024)	$90,109
2025	149,994
2026	139,899
2027	139,899
2028	139,899
Thereafter	326,432
$986,232

Indefinite-lived intangible assets

On  August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Mr. Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Mr. Hamilton’s name and likeness. This contribution, which was reported on the balance sheets as of  June 30, 2024 and  December 31, 2023, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

On  May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness, and biographical information. This contribution, which is reported on the consolidated balance sheets as of  June 30, 2024 and December 31, 2023, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

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

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Operating leases
Operating lease cost	$38,085	$76,169
Variable lease cost	5,790	11,355
Operating lease expense	43,875	87,524
Short-term lease rent expense	79,897	144,127
Total rent expense	$123,772	$231,651

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Operating leases
Operating lease cost	$38,085	$76,169
Variable lease cost	5,554	18,468
Operating lease expense	43,639	94,637
Short-term lease rent expense	56,960	173,187
Total rent expense	$100,599	$267,824

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Operating cash flows - operating leases	$64,812	$62,923
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$344,382

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term – operating leases (in years)	2.7	3.5
Weighted-average discount rate – operating leases	6.92%	6.56%

As of June 30, 2024, future minimum payments during the next five years and thereafter are as follows:

2024 (excluding the six months ended June 30, 2024)	$73,987
2025	126,714
2026	109,145
2027	56,210
Total	366,056
Less imputed interest	(35,866)
Operating lease liabilities	$330,190

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Lessor

The Company executed a sublease agreement of the Picky Bars, LLC operating lease on March 1, 2022. The lease commenced on April 1, 2022. The initial sublease term expires on April 30, 2025. The sublease meets all of the criteria of an operating lease and is accordingly recognized straight line over the sublease term with a related sublease rental asset accounting for abatements and initial direct costs. The Company had $7,803 and $11,881 of sublease rental assets as of June 30, 2024 and December 31, 2023, respectively, included in prepaid expenses and other current assets on the balance sheets.

The components of rental income were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Operating leases
Operating lease income	$14,055	$28,109
Variable lease income	5,316	10,634
Total rental income	$19,371	$38,743

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Operating lease
Operating lease income	$14,055	$28,110
Variable lease income	5,318	10,635
Total rental income	$19,373	$38,745

As of June 30, 2024, future minimum payments to be received during the next five years and thereafter, as applicable, are as follows:

2024 (excluding the six months ended June 30, 2024)	$31,122
2025	20,748
Total	$51,870

9. Income Taxes

The Company had a tax net loss for the three and six months ended June 30, 2024 and 2023, and therefore has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions as well as subject to franchise taxes considered income taxes under Accounting Standards Codification ("ASC") 740, Income Taxes. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023

Income tax benefit at statutory rates	$229,541	$1,604,134
Valuation allowance for deferred tax assets	(626,845)	(1,625,391)
Stock-based compensation	380,270	(17,634)
Other expense, net	(25,447)	25,719
Reported income tax expense	$(42,481)	$(13,172)
Effective tax rate:	3.5%	0.2%

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The Company’s deferred tax assets consisted of the following as of:

	June 30, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$20,625,634	$20,088,873
Intangible assets	2,176,271	2,258,079
Property and equipment	1,060,272	1,104,854
Research and development credits	251,540	235,514
Research and development	246,410	268,414
Inventory	339,365	246,182
Accrued expenses	518,546	496,695
Right of use asset	10,364	7,366
Bad debt allowance	98,301	64,250
Charitable contributions	34,487	40,773
Unexercised options	1,109,065	890,128
Total deferred tax assets	26,470,255	25,701,128
Valuation allowance	(26,470,255)	(25,701,128)
Total net deferred tax assets	$—	$—

As of  June 30, 2024, the Company did not provide a current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. The Company has recorded a provision for state income taxes and a corresponding current state income tax payable of approximately $3,598 and $7,373 as of  June 30, 2024 and December 31, 2023, respectively.

As of  June 30, 2024 and December 31, 2023, the Company had aggregate net operating losses ("NOLs") totaling approximately $140.5 million and $136.8 million, respectively. As of  June 30, 2024 and December 31, 2023, the Company had federal NOLs totaling approximately $1.9 million from 2017 and prior years that can be carried forward for 20 years and which begin to expire in 2036. As of  June 30, 2024 and December 31, 2023, the Company had federal NOLs totaling approximately $79.9 million and $77.8 million, respectively, from 2018 and subsequent years that can be carried forward indefinitely. As of  June 30, 2024 and December 31, 2023, the Company had state NOLs totaling $57.7 million and $57.1 million, respectively, that can be carried forward for between 15 and 20 years. As of  June 30, 2024 and December 31, 2023, the Company had credits totaling $0.3 million and $0.2 million, respectively, that can be carried forward for five years. As of  June 30, 2024 and December 31, 2023, the Company had other carryforwards totaling $0.6 million that can be carried forward for between one and five years.

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

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not, they will be realized; if not, a valuation allowance is required to be recorded. Management has determined it is more likely than not that the deferred tax assets would not be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company  may reduce the valuation allowance against definite-lived deferred tax assets at such a time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The change in the valuation allowance for deferred tax assets and liabilities for the six months ended June 30, 2024 and 2023 were net increases of $0.8 million and $1.8 million, respectively.

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

10. Stock Incentive Plan

The Company adopted an incentive plan (as amended, he “2020 Omnibus Incentive Plan”) on September 22, 2020, as amended by the First Amendment to the 2020 Omnibus Incentive Plan, which was approved by the Company's stockholders on June 27, 2024, to provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), deferred stock units, unrestricted stock, dividend equivalent rights, performance shares, other performance-based awards, other equity-based awards, and cash bonus awards to Company employees, non-employee directors, and certain consultants and advisors. As of June 30, 2024, the Company has 1,441,996 additional authorized shares to award under the 2020 Omnibus Incentive Plan excluding 1,944,131 of shares to be issued upon vesting and exercise of outstanding options and RSUs.

Stock Options

The following tables summarize the Company’s stock option activity during the six months ended June 30, 2024 and 2023:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2024	1,234,778	$4.52	7.91	$30,000
Granted	799,188	$0.73	—	$—
Exercised/released (1)	(255,750)	$1.06	—	$—
Cancelled/forfeited	(25,788)	$3.01	—	$—
Balance at June 30, 2024	1,752,428	$3.32	8.30	$6,377,551
Exercisable at June 30, 2024	523,040	$4.52	6.38	$1,108,076
(1) Includes 86,643 shares of common stock which were withheld to cover option costs.

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2023	921,657	$6.86	8.00	$—
Granted	400,000	$0.81	—	$—
Exercised/released	—	$—	—	$—
Cancelled/forfeited	(24,164)	$9.99	—	$—
Balance at June 30, 2023	1,297,493	$4.94	7.74	$—
Exercisable at June 30, 2023	318,041	$8.72	5.18	$—

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our historical experience.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Restricted Stock Units

The following tables summarize the Company’s RSU activity during the six months ended June 30, 2024 and 2023:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2024	771,885	$1.76	2.04	$1,361,696
Granted	100,000	$4.79	—	$—
Exercised/released (1)	(369,280)	$1.35	—	$—
Cancelled/forfeited	(66)	$19.00	—	$—
Balance at June 30, 2024	502,539	$2.67	2.03	$1,342,542
(1) Includes 13,080 shares of common stock which were withheld to cover taxes.

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2023	504,420	$4.22	2.94	$2,127,734
Granted	645,000	$0.84	—	$—
Exercised/released (1)	(141,361)	$4.25	—	$—
Cancelled/forfeited	(16,293)	$6.00	—	$—
Balance at June 30, 2023	991,766	$1.99	2.86	$1,968,741
(1) Includes 17,613 shares of common stock which were withheld to cover taxes.

The Company estimates the fair value of each RSU using the fair value of the Company’s common stock on the date of grant.

Market-Based Stock Units ("MSUs")

The following tables summarize the Company’s MSU activity during the six months ended June 30, 2024 and 2023:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of MSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2024	621,314	$1.57	0.62	$977,558
Granted	—	$—	—	$—
Exercised/released	(200,000)	$0.18	—	$—
Cancelled/forfeited	(21,314)	$43.53	—	$—
Balance at June 30, 2024	400,000	$0.03	0.12	$13,090

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of MSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2023	31,083	$43.53	0.60	$1,353,043
Granted	—	$—	—	$—
Exercised/released	—	$—	—	$—
Cancelled/forfeited	(9,769)	$43.53	—	$—
Balance at June 30, 2023	21,314	$43.53	0.29	$927,798

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

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC Topic 718, Compensation - Stock Compensation to equity awards:

	Three Months Ended	Six Months Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	June 30, 2024	June 30, 2024	June 30, 2024	June 30, 2024 (years)
Stock options	$91,688	$173,194	$845,353	3.00
RSUs	155,187	333,981	1,243,735	1.55
MSUs	6,833	26,098	1,605	0.12
Total stock-based compensation	$253,708	$533,273	$2,090,693	2.13

Cost of goods sold	$982	$1,664	$11,633	4.03
General and administrative	209,680	440,781	1,896,260	1.94
Sales and marketing	43,046	90,828	182,800	4.06
Total stock-based compensation	$253,708	$533,273	$2,090,693	2.13

	Three Months Ended	Six Months Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	June 30, 2023	June 30, 2023	December 31, 2023	December 31, 2023 (years)
Stock options	$100,196	$161,684	$654,313	2.36
RSUs	195,915	354,630	1,099,972	2.17
MSUs	9,965	(62,603)	34,281	0.57
Total stock-based compensation	$306,076	$453,711	$1,788,566	2.21

Cost of goods sold	$780	$(116)	$2,976	1.62
General and administrative	286,682	421,924	1,666,980	2.29
Sales and marketing	18,614	31,903	118,610	0.99
Total stock-based compensation	$306,076	$453,711	$1,788,566	2.21

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

11. Earnings (Loss) per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(239,076)	$(3,507,246)	$(1,255,598)	$(7,651,156)
Weighted average shares outstanding - basic and diluted	9,833,001	9,284,585	9,617,800	9,249,738
Basic and diluted:
Net loss per share, basic and diluted	$(0.02)	$(0.38)	$(0.13)	$(0.83)
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	2,654,967	2,310,573	2,654,967	2,310,573

12. Concentrations

The following table details the concentration of vendor accounts payable balances in excess of 10% of total accounts payable at each period:

	June 30,	December 31,
	2024	2023
Vendor A	15%	23%
Vendor B	*	14%
Vendor C	*	10%
Total	15%	47%

* Less than 10%.

The following table details the concentration of customer accounts receivable balances in excess of 10% of total trade accounts receivable at each period:

	June 30,	December 31,
	2024	2023
Customer A	31%	46%
Customer B	25%	21%
Total	56%	67%

* Less than 10%.

The following table details the concentration of sales to specific customers in excess of 10% of total net sales for each year and the accounts receivable balances from those customers at the end of each period:

	Net Sales				Accounts Receivable
	Three months ended June 30,		Six months ended June 30,		As of June 30,
	2024	2023	2024	2023	2024	2023
Customer A	18%	22%	15%	19%	552,668	387,772
Customer B	16%	16%	17%	15%	460,392	567,059
Customer C	*	11%	*	11%	*	653,494
Total	34%	49%	32%	45%	1,013,060	1,608,325

* Less than 10%.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The Company purchased a substantial portion of raw materials and packaging from certain suppliers. The following table details the concentration of purchases from specific suppliers in excess of 10% of total purchases for each period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Supplier A	*	*	12%	*
Supplier B	*	10%	10%	*
Supplier C	11%	12%	11%	13%
Supplier D	13%	11%	12%	*
Supplier E	10%	*	10%	*
Supplier F	*	*	*	18%
Total	34%	33%	55%	31%

* Less than 10%.

The Company purchased a substantial portion of raw materials and packaging originating from certain geographical regions. The following table details the concentration of purchases from specific regions in excess of 10% of total purchases for each period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Sri Lanka	*	*	13%	*
Indonesia	*	11%	*	12%
Total	*	11%	13%	12%

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

Marketing Agreements

On October 26, 2022, the Company executed an influencer agreement with Gabby Reece to provide certain marketing services for a term ending December 31, 2023, with an option to renew for one-year terms. In connection with these services, we recognized advertising expenses totaling $63,566 and $126,067, for the three and six months ended June 30, 2024, respectively, and $74,776 and $164,564 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, amounts payable to Gabby Reece of $29,167 and $2,688, respectively, are included in related party liabilities in the balance sheets.

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

In accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended June 30,
	2024		2023
	$	% of Total	$	% of Total
Coffee creamers	$4,696,979	47%	$4,647,553	60%
Coffee, tea, and hot chocolate products	2,503,529	25%	1,957,760	25%
Hydration and beverage enhancing supplements	2,309,600	23%	998,309	13%
Harvest snacks and other food items	1,683,776	17%	1,849,947	24%
Other	91,909	1%	124,953	2%
Gross sales	11,285,793	113%	9,578,522	124%
Shipping income	120,402	1%	259,843	3%
Returns and discounts	(1,402,541)	(14)%	(2,114,274)	(27)%
Sales, net	$10,003,654	100%	$7,724,091	100%

	Six Months Ended June 30,
	2024		2023
	$	% of Total	$	% of Total
Coffee creamers	$10,267,299	52%	$9,779,696	62%
Coffee, tea, and hot chocolate products	4,678,794	23%	3,912,901	25%
Hydration and beverage enhancing supplements	4,334,872	22%	1,669,159	11%
Harvest snacks and other food items	2,987,837	15%	3,602,344	23%
Other	213,921	1%	154,683	1%
Gross sales	22,482,723	113%	19,118,783	122%
Shipping income	231,830	1%	563,069	4%
Returns and discounts	(2,801,961)	(14)%	(3,844,823)	(26)%
Sales, net	$19,912,592	100%	$15,837,029	100%

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The Company generates revenue through two channels: e-commerce and wholesale:

	Three Months Ended June 30,
	2024		2023
	$	% of Total	$	% of Total
E-commerce	$6,098,327	61%	$4,139,373	54%
Wholesale	3,905,327	39%	3,584,718	46%
Sales, net	$10,003,654	100%	$7,724,091	100%

	Six Months Ended June 30,
	2024		2023
	$	% of Total	$	% of Total
E-commerce	$11,966,664	60%	$8,567,054	54%
Wholesale	7,945,928	40%	7,269,975	46%
Sales, net	$19,912,592	100%	$15,837,029	100%

Receivables from contracts with customers are included in accounts receivable. Contract assets include deferred cost of goods sold associated with deferred revenue and are included in finished goods inventories. Contract liabilities include deferred revenue, customer deposits, rewards programs, and refund liabilities, and are included in accrued expenses. All contract liabilities as of December 31, 2023, were recognized in net sales for the six months ended June 30, 2024. The balances of receivables from contracts with customers, contract assets, and contract liabilities were as follow:

	January 1,	December 31,	June 30,
	2023	2023	2024
Accounts receivable, net	$1,494,469	$1,022,372	$1,168,726
Contract assets	$57,249	$—	$10,342
Contract liabilities	$(729,667)	$(427,974)	$(478,311)

On  May 7, 2024, the Company entered into an accounts receivable factoring agreement (the “Factoring Agreement”) with Alterna Capital Solutions LLC (the “Purchaser”). The Factoring Agreement allows the Company to access up to $2 million on a revolving basis. The upfront purchase price for factored accounts is up to 70% of their face value, with the remainder payable to the Company upon collection by the Purchaser. The proceeds will be used to fund general working capital needs. The Company will pay fees, including a funds usage fee (prime rate + 1.5%, minimum 10% per annum) and a collateral monitoring fee (0.05% per month). The Purchaser can require repurchase of uncollectable or ineligible accounts.

The Factoring Agreement has an initial term of 12 months and will renew annually, unless terminated in accordance with the Factoring Agreement. The Company  may terminate the Factoring Agreement at any time upon 30 days prior written notice and payment to Purchaser of an early termination fee equal to 2.0% of the Maximum Amount if terminated during the first 12 months and 1.0% of the Maximum Amount during the subsequent terms.

The Company has granted a security interest it's personal property to secure the payment and performance of all obligations under the Factoring Agreement. The Factoring Agreement includes customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, and the exercise of remedies upon a breach or default. Such description is qualified in its entirety by reference to the full text of the Factoring Agreement, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Factored receivables due to the purchaser of $106,552 and $0 as of June 30, 2024 and December 31, 2023, respectively, were included in accounts receivable on the balance sheet.

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

Net sales were $10.0 million and $7.7 million, respectively, for the three months ended June 30, 2024 and 2023, representing 30% growth. For the six months ended June 30, 2024 and 2023, net sales were $19.9 million and $15.8 million, respectively, representing 26% growth. E-commerce channel sales increased by 47% in the second quarter of 2024 and 40% in year-to-date ("YTD") 2024 compared to the same periods in 2023 despite significant, planned reductions in media spend in the e-commerce channel. Sales through Amazon.com increased by 80% in Q2 2024 compared to Q2 2023, and by 63% comparing the 2024 and 2023 year-to-date periods, driven by growth in subscription revenue as well as new customer sales. Direct-to-Consumer ("DTC") sales, on lairdsuperfood.com and pickybars.com, increased by 32% comparing Q2 2024 to Q2 2023 and by 29% comparing YTD periods, driven by strong performance in both subscription and repeat customers, increasing average order value, and improved discount rates due to strategic shifts in promotional strategies. Wholesale channel net sales increased by 9% in both Q2 2024 and YTD 2024 as compared to the corresponding prior year periods, driven by sales growth in club stores, as well as velocity improvement and distribution expansion in grocery, and more efficient promotional spend across the wholesale channel.

Our e-commerce channel is comprised of DTC (lairdsuperfood.com and pickybars.com) and Amazon.com. For the three and six months ended June 30, 2024, the e-commerce channel made up 61% and 60% of our net sales, respectively, compared to 54% for the three and six months ended June 30, 2023. Amazon.com accounted for 39% and 38%, respectively, of e-commerce channel sales, as compared to 32% for the corresponding 2023 periods. Lairdsuperfood.com and pickybars.com are platforms that provide an authentic brand experience for our consumers that drive engagement through educational content and provide feedback for future product development. We view our proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. We believe the content on our websites allows Laird Superfood to educate consumers on the benefits of our products and ingredients while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for over three quarters of DTC sales for the three and six months ended June 30, 2024 and 2023.

For the three and six months ended June 30, 2024, the wholesale channel made up 39% and 40% of our net sales, respectively, compared to 46% for the three and six months ended June 30, 2023. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural, and specialty grocery stores, and club stores. The diversity of our retail channel represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

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

Entry into an Accounts Receivable Factoring Agreement

On May 7, 2024, the Company entered into an accounts receivable factoring agreement (the “Factoring Agreement”) with Alterna Capital Solutions LLC (the “Purchaser”). The Factoring Agreement allows the Company to access up to $2 million on a revolving basis. The upfront purchase price for factored accounts is up to 70% of their face value, with the remainder payable to the Company upon collection by the Purchaser. The proceeds will be used to fund general working capital needs. The Company will pay fees, including a funds usage fee (prime rate + 1.5%, minimum 10% per annum) and a collateral monitoring fee (0.05% per month). The Purchaser can require repurchase of uncollectable or ineligible accounts.

The Factoring Agreement has an initial term of 12 months and will renew annually, unless terminated in accordance with the Factoring Agreement. The Company may terminate the Factoring Agreement at any time upon 30 days prior written notice and payment to Purchaser of an early termination fee equal to 2.0% of the Maximum Amount if terminated during the first 12 months and 1.0% of the Maximum Amount during the subsequent terms.

The Company has granted a security interest it's personal property to secure the payment and performance of all obligations under the Factoring Agreement. The Factoring Agreement includes customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, and the exercise of remedies upon a breach or default. Such description is qualified in its entirety by reference to the full text of the Factoring Agreement, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

Ability to Drive Repeat Usage of Our Products

We accrue substantial economic value from repeat customers who consistently re-order our products. The pace of our growth will be affected by the repeat usage dynamics of existing and newly acquired customers.

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

Results of Operations

Comparison of the three months ended June 30, 2024 (“Q2 2024”) and June 30, 2023 (“Q2 2023”)

The following tables summarize our results of operations for the periods indicated:

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
Sales, net	$10,003,654	$7,724,091	$2,279,563	30%
Cost of goods sold	(5,826,373)	(5,848,023)	21,650	(0)%
Gross profit	4,177,281	1,876,068	2,301,213	123%
Gross margin	41.8%	24.3%
General and administrative	2,148,172	2,698,501	(550,329)	(20)%
Sales and marketing	2,367,730	2,833,172	(465,442)	(16)%
Total operating expenses	4,515,902	5,531,673	(1,015,771)	(18)%
Operating loss	(338,621)	(3,655,605)	3,316,984	(91)%
Other income	103,069	149,109	(46,040)	(31)%
Loss before income taxes	(235,552)	(3,506,496)	3,270,944	(93)%
Income tax expense	(3,524)	(750)	(2,774)	370%
Net loss	$(239,076)	$(3,507,246)	$3,268,170	(93)%

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
Sales, net	$10,003,654	$7,724,091	$2,279,563	30%

Net sales increased to $10.0 million in Q2 2024 from $7.7 million in Q2 2023, representing 30% growth year-over-year. The increase was primarily driven by a 47% increase in sales in the e-commerce channel through both platforms, Amazon.com and DTC, despite a planned reduction in promotional spend in DTC, as compared to reduced sales volume in the 2023 period from out-of-stocks associated with a quality event. Further, the wholesale channel also grew by 9% driven primarily by sales growth in club stores, velocity improvements and distribution gains in grocery stores, and more efficient promotional spend.

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
Cost of goods sold	$(5,826,373)	$(5,848,023)	$21,650	(0)%

Cost of goods sold was flat at approximately $5.8 million in Q2 2024 and Q2 2023, in a period of sales growth reflecting the full benefit realization of the transition to a variable cost third-party co-manufacturing business model.

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
Gross profit	$4,177,281	$1,876,068	$2,301,213	123%

Gross profit increased to $4.2 million in Q2 2024 from $1.9 million in Q2 2023. Gross margin improved to 41.8% in Q2 2024 from 24.3% in Q2 2023. This expansion of gross margin is driven by full benefit realization of the transition to a third-party co-manufacturing model and a reduction in trade discounts due to a pullback in inefficient trade spend and elevated trade spend in the prior year associated with the quality event that occurred in 2023.

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
Operating expenses
General and administrative	$2,148,172	$2,698,501	$(550,329)	(20)%
Sales and marketing	2,367,730	2,833,172	(465,442)	(16)%
Total operating expenses	$4,515,902	$5,531,673	$(1,015,771)	(18)%

General and administrative expenses decreased to $2.1 million in Q2 2024 from $2.7 million in Q2 2023, primarily driven by lower personnel costs and broad, strategic reductions in spending.

Sales and marketing expenses were $2.4 million in Q2 2024 compared to $2.8 million in Q2 2023, driven by planned reductions in marketing and advertising spend as we improve our media efficiency.

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
Other income	$103,069	$149,109	$(46,040)	(31)%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The decrease in other income was driven by decreases in dividend income on money market funds as the amounts carried in those accounts decreased.

Comparison of the six months ended June 30, 2024 ("YTD 2024”) and June 30, 2023 (“YTD 2023”)

The following tables summarize our results of operations for the periods indicated:

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
Sales, net	$19,912,592	$15,837,029	$4,075,563	26%
Cost of goods sold	(11,771,210)	(12,087,085)	315,875	(3)%
Gross profit	8,141,382	3,749,944	4,391,438	117%
Gross margin	40.9%	23.7%
General and administrative	4,305,920	5,780,811	(1,474,891)	(26)%
Sales and marketing	5,262,645	5,927,220	(664,575)	(11)%
Total operating expenses	9,568,565	11,708,031	(2,139,466)	(18)%
Operating loss	(1,427,183)	(7,958,087)	6,530,904	(82)%
Other income	214,066	320,103	(106,037)	(33)%
Loss before income taxes	(1,213,117)	(7,637,984)	6,424,867	(84)%
Income tax expense	(42,481)	(13,172)	(29,309)	223%
Net loss	$(1,255,598)	$(7,651,156)	$6,395,558	(84)%

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
Sales, net	$19,912,592	$15,837,029	$4,075,563	26%

Net sales increased to $19.9 million in YTD 2024 from $15.8 million in YTD 2023, representing 26% growth year-over-year. The increase was primarily driven by a 40% increase in the e-commerce channel in sales through both platforms, Amazon.com and DTC, as well as reductions in promotional spend in DTC, as compared to reduced sales volume in 2023 from out-of-stocks associated with a quality event. Further, the wholesale channel also grew by 9% in the six months ended June 30, 2024 as compared to the corresponding 2023 period, driven primarily by sales growth in club stores, velocity improvements and distribution gains in grocery stores, and more efficient promotional spend.

	Six Months Ended June 30,		$		%
	2024	2023	Change	Change
Cost of goods sold	$(11,771,210)	$(12,087,085)	$315,875	(3)%

Cost of goods sold decreased to $11.8 million in YTD 2024 from $12.1 million in YTD 2023, which reflects the full benefits realization of the transition to a variable cost third-party co-manufacturing business model, which was partially offset by higher sales volume.

	Six Months Ended June 30,		$		%
	2024	2023	Change	Change
Gross profit	$8,141,382	$3,749,944	$4,391,438	117%

Gross profit increased to $8.1 million in YTD 2024 from $3.7 million in YTD 2023. Gross margin improved to 40.9% in YTD 2024 from 23.7% in YTD 2023. This improvement reflects increased net sales as well as the full benefits of the transition to a variable cost third-party co-manufacturing business model and a reduction in trade discounts due to improved promotional efficiencies and elevated trade spend in the prior year associated with the quality event that occurred in 2023.

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
Operating expenses
General and administrative	$4,305,920	$5,780,811	$(1,474,891)	(26)%
Sales and marketing	5,262,645	5,927,220	(664,575)	(11)%
Total operating expenses	$9,568,565	$11,708,031	$(2,139,466)	(18)%

General and administrative expenses decreased to $4.3 million in YTD 2024 from $5.8 million in YTD 2023, primarily driven by lower personnel costs and broad, strategic reductions in spending.

Sales and marketing expenses were $5.3 million in YTD 2024 compared to $5.9 million in YTD 2023, driven by planned reductions in marketing and advertising spend.

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
Other income	$214,066	$320,103	$(106,037)	(33)%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The decrease in other income was driven by decreases in dividend income on money market funds as the amounts carried in those accounts decrease.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities	$220,414	$(7,460,076)
Cash flows from investing activities	(13,462)	245,706
Cash flows from financing activities	(86,066)	(19,137)
Net change in cash, cash equivalents, and restricted cash	$120,886	$(7,233,507)

Cash provided by operating activities in FY2024 was enabled by our greatly improved margins and lower overhead enabled by our transition to a third-party co-manufacturing business model which we executed in 2023, reduced selling, marketing, and administrative spend, and efficient working capital management.

Cash used in investing activities in FY2024 consists of purchases of office equipment. The cash generated in FY2023 was due to the sale of property and equipment related to the Sisters, Oregon exit.

Cash used in financing activities consists of common stock related costs. The increase in FY2024 was driven by common stock registration costs incurred, offset in part by stock option exercises.

Liquidity and Capital Resources

As of June 30, 2024, we had an accumulated deficit of $107.6 million, which includes operating losses of $1.4 million and $8.0 million for YTD 2024 and YTD 2023, respectively. While we expect to incur additional operating losses as we continue efforts to grow our business, the strategic business transformation that we have undertaken over the last two years has become evident in our significant gross margin expansion, optimized investments in trade and marketing, lower selling, general, and administrative spending, and reduced cash burn. We will continue to seek opportunities to optimize spending, expand gross margins, and free up cash flow through efficient working capital management. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering ("IPO"), lines of credit, and term loans. Our historical uses of cash have primarily consisted of cash used in operating activities and working capital needs.

As of June 30, 2024 and December 31, 2023, we had $7.8 million and $7.7 million, respectively, of cash-on-hand, and total net working capital of $11.4 million and $12.0 million for the same periods. As of June 30, 2024, we had access to up to $0.8 million of advances under an accounts receivable factoring agreement, of which $0.1 million had been utilized and was due to the Purchaser. We have no significant unused sources of liquid assets outside of our working capital.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our product platforms, and the introduction of new products and acquisition activity. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

●	We have lease arrangements for corporate office space. As of June 30, 2024, we had fixed lease payment obligations of $0.3 million, with $0.1 million payable within 12 months.

●	As of June 30, 2024, $5.1 million of current liabilities were accrued related to short-term operating activities and personnel costs, excluding the aforementioned current lease liabilities.

●

Marketing and advertising expenditures were $3.6 million in YTD 2024 and $4.4 million in YTD 2023. We expect to continue to invest in these activities as part of the strategic expansion of sales volume, however, we have made strategic shifts to reduce and improve the efficacy of future customer acquisition costs.

Based on our current business plans, we believe that our existing cash balances, including our anticipated cash flow from operations, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the eighteen months following the date of this filing. In the future, we may raise funds by issuing debt or equity securities, or securities convertible into or exchangeable for our common stock. Such financing and other potential financing may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

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

Item 1A. Risk Factors.

There were no material changes to the Risk Factors disclosed in "Item 1A. Risk Factors" in the 2023 Form 10-K during these three and six months ended June 30, 2024. This quarterly report on Form 10-Q should be read in conjunction with the risk factors previously described in the Company's 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three and six months ended June 30, 2024, none of the Company's directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Articles of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	1/2/2024

3.2	Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	1/2/2024

10.1	Accounts Receivable Factoring Agreement dated May 7, 2024, between the Company and Alterna Capital Solutions, LLC.	10-Q	001-39537	10.1	5/8/2024

10.2	First Amendment to the Laird Superfood, Inc. 2020 Omnibus Incentive Plan.	8-K	001-39537	10.1	6/28/2024

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Laird Superfood, Inc.
(Registrant)

Date: August 7, 2024	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: August 7, 2024	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer
(Principal Financial and Accounting Officer)