Form 10-Q
period 2024-09-30
Laird Superfood, Inc.
filed 2024-11-06
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024 the registrant had 10,270,703 shares of common stock, $0.001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements convey our current expectations or forecasts of future events and are not guarantees of future performance. Such forward-looking statements are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “seeks,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets
Cash, cash equivalents, and restricted cash	$8,201,391	$7,706,806
Accounts receivable, net	1,807,756	1,022,372
Inventory, net	6,155,442	6,322,559
Prepaid expenses and other current assets	1,172,481	1,285,564
Total current assets	17,337,070	16,337,301
Noncurrent assets
Property and equipment, net	81,408	122,595
Intangible assets, net	941,177	1,085,231
Related party license agreements	132,100	132,100
Right-of-use assets	258,490	354,732
Total noncurrent assets	1,413,175	1,694,658
Total assets	$18,750,245	$18,031,959
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,682,851	$1,647,673
Accrued expenses	3,682,495	2,586,343
Related party liabilities	29,667	2,688
Lease liabilities, current portion	141,504	138,800
Total current liabilities	5,536,517	4,375,504
Lease liabilities	161,624	243,836
Total liabilities	5,698,141	4,619,340
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 10,644,946 and 10,270,662 issued and outstanding at September 30, 2024, respectively; and 9,749,326 and 9,383,622 issued and outstanding at December 31, 2023, respectively.	10,271	9,384
Additional paid-in capital	120,761,700	119,701,384
Accumulated deficit	(107,719,867)	(106,298,149)
Total stockholders’ equity	13,052,104	13,412,619
Total liabilities and stockholders’ equity	$18,750,245	$18,031,959

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales, net	$11,776,346	$9,179,781	$31,688,938	$25,016,810
Cost of goods sold	(6,712,214)	(6,332,624)	(18,483,424)	(18,419,709)
Gross profit	5,064,132	2,847,157	13,205,514	6,597,101
General and administrative
Salaries, wages, and benefits	1,247,066	937,198	3,145,282	3,342,913
Other general and administrative	1,377,628	1,311,138	3,785,332	4,686,234
Total general and administrative expenses	2,624,694	2,248,336	6,930,614	8,029,147
Sales and marketing
Marketing and advertising	1,579,763	2,320,752	5,016,446	6,505,099
Selling	1,057,800	990,437	2,757,695	2,565,271
Related party marketing agreements	70,465	74,701	196,532	242,740
Total sales and marketing expenses	2,708,028	3,385,890	7,970,673	9,313,110
Total operating expenses	5,332,722	5,634,226	14,901,287	17,342,257
Operating loss	(268,590)	(2,787,069)	(1,695,773)	(10,745,156)
Other income	107,891	132,185	321,957	452,288
Loss before income taxes	(160,699)	(2,654,884)	(1,373,816)	(10,292,868)
Income tax expense	(5,421)	—	(47,902)	(13,172)
Net loss	$(166,120)	$(2,654,884)	$(1,421,718)	$(10,306,040)
Net loss per share:
Basic and diluted	$(0.02)	$(0.28)	$(0.14)	$(1.11)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	10,256,802	9,337,789	9,831,927	9,279,541

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2024	9,383,622	$9,384	$119,701,384	$(106,298,149)	$13,412,619
Stock-based compensation	—	—	279,565	—	279,565
Common stock issuances, net of taxes	131,103	131	(5,340)	—	(5,209)
Stock options exercised	5,000	5	9,995	—	10,000
Net loss	—	—		(1,016,522)	(1,016,522)
Balances, March 31, 2024	9,519,725	9,520	119,985,604	(107,314,671)	12,680,453
Stock-based compensation	—	—	253,708	—	253,708
Common stock issuances, net of taxes	425,097	423	(39,585)	—	(39,162)
Common stock issuance costs	—	—	(73,195)	—	(73,195)
Stock options exercised	164,107	164	21,336	—	21,500
Net loss	—	—	—	(239,076)	(239,076)
Balances, June 30, 2024	10,108,929	10,107	120,147,868	(107,553,747)	12,604,228
Stock-based compensation	—	—	540,425	—	540,425
Common stock issuances, net of taxes	124,233	127	(127)	—	—
Common stock issuance costs	—	—	15,720	—	15,720
Stock options exercised	37,500	37	57,814	—	57,851
Net loss	—	—	—	(166,120)	(166,120)
Balances, September 30, 2024	10,270,662	$10,271	$120,761,700	$(107,719,867)	$13,052,104

	Stockholders’ Equity
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2023	9,210,414	$9,210	$118,636,834	$(96,135,032)	$22,511,012
Stock-based compensation	—	—	147,635	—	147,635
Common stock issuances, net of taxes	9,086	10	(4,420)	—	(4,410)
Net loss	—	—	—	(4,143,910)	(4,143,910)
Balances, March 31, 2023	9,219,500	9,220	118,780,049	(100,278,942)	18,510,327
Stock-based compensation	—	—	306,076	—	306,076
Common stock issuances, net of taxes	114,662	115	(14,842)	—	(14,727)
Net loss	—	—	—	(3,507,246)	(3,507,246)
Balances, June 30, 2023	9,334,162	9,335	119,071,283	(103,786,188)	15,294,430
Stock-based compensation	—	—	364,936	—	364,936
Common stock issuances, net of taxes	9,481	9	(3,938)	—	(3,929)
Net loss	—	—	—	(2,654,884)	(2,654,884)
Balances, September 30, 2023	9,343,643	$9,344	$119,432,281	$(106,441,072)	$13,000,553

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(1,421,718)	$(10,306,040)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	204,419	235,025
Stock-based compensation	1,073,698	818,647
Provision for inventory obsolescence	560,519	1,260,580
Allowance for credit losses	54,607	245,700
Noncash lease costs	114,254	114,254
Other operating activities, net	—	38,098
Changes in operating assets and liabilities:
Accounts receivable	(839,991)	(937,876)
Inventory	(393,402)	(1,958,157)
Prepaid expenses and other current assets	113,083	1,061,879
Operating lease liability	(97,520)	(94,679)
Accounts payable	50,377	810,908
Accrued expenses	1,107,932	(2,217,484)
Net cash from operating activities	526,258	(10,929,145)
Cash flows from investing activities	(19,178)	567,459
Cash flows from financing activities	(12,495)	(23,066)
Net change in cash and cash equivalents	494,585	(10,384,752)
Cash, cash equivalents, and restricted cash, beginning of period	7,706,806	17,809,802
Cash, cash equivalents, and restricted cash, end of period	$8,201,391	$7,425,050
Supplemental disclosures of cash flow information
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$344,382
Supplemental disclosures of non-cash investing activities
Settlement recovery from business interruption claims included in other current assets	$—	$158,429
Receivable from sale of assets held-for-sale included in other current assets at the end of the period	$—	$126,268

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

1. Summary of Significant Accounting Policies and Estimates

Financial Statement Preparation

The accompanying unaudited consolidated condensed financial statements (the "balance sheet(s)," "statement(s) of operations," "statement(s) of stockholders' equity," and "statement(s) of cash flows," collectively, the "financial statements") include the accounts of Laird Superfood, Inc., a Nevada corporation, and its wholly owned subsidiary, Picky Bars, LLC, (collectively, the “Company,” or “Laird Superfood”). In management's opinion, the financial statements contain all adjustments, which are normal recurring adjustments, necessary for a fair presentation of the Company's financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods presented in this report.

Segment information is prepared on the same basis that the Company's Chief Executive Officer, who is deemed to be the Company's Chief Operating Decision Maker, reviews financial information for operational decision-making purposes. The Company has one reportable segment.

The financial statements and related financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K") filed with the Securities and Exchange Commission (the "SEC") on March 13, 2024. The financial information as of  December 31, 2023 was derived from the audited consolidated financial statements and notes for the fiscal year ended December 31, 2023 included in Item 8 of the 2023 Form 10-K. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the footnotes and management's discussion and analysis of the consolidated financial statements in the 2023 Form 10-K. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

The Company's historical results are not necessarily indicative of future operating results, and the operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2024 or any other period.

Recently Issued Accounting Pronouncements

In  November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The expanded annual disclosures are effective for the year ending  December 31, 2024, and the expanded interim disclosures are effective in 2025 and will be applied retrospectively to all prior periods presented. While the Company is currently evaluating the expanded disclosure requirements, the Company does not expect the adoption of these requirements to have a material impact on the Company's consolidated financial statements.

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for the year ending  December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and whether the Company will apply the standard prospectively or retrospectively.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are available to be issued. The Company has evaluated events and transactions subsequent to September 30, 2024 for potential recognition of disclosure in the financial statements and determined that there were no such subsequent events.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets as of:

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$7,908,034	$7,566,299
Restricted cash	293,357	140,507
Total cash, cash equivalents, and restricted cash	$8,201,391	$7,706,806

Amounts in restricted cash represent those that are required to be set aside by the following contractual agreements:

●

On December 3, 2020, the Company entered into an agreement with Danone Manifesto Ventures, PBC, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. As of September 30, 2024 and December 31, 2023, cash equivalents in the amount of $99,525 were restricted under this agreement. During the three and nine months ended September 30, 2024 and 2023, the Company has not contributed to these projects. The restriction will be released upon the completion of the projects.

●	Cash equivalents of $530,000 were pledged to secure Company credit card limits. As of September 30, 2024 and December 31, 2023, $193,832 and $40,982, respectively, of these funds were restricted to collateralize borrowings against these Company credit cards.

Cash, cash equivalents, and restricted cash balances that exceeded the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation ("SIPC") insurable limits as of September 30, 2024 and December 31, 2023 totaled $7,259,304 and $6,756,207, respectively. The Company has not experienced any losses related to these balances. The Company’s cash, cash equivalents, and restricted cash are with what it believes to be high-quality financial institutions and consider the risks associated with these funds in excess of FDIC and SIPC insurable limits to be low.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

3. Inventory

Inventory is stated at the lower of cost or net realizable value, or the value of consideration that can be received upon sale of said product, with approximate costs determined on a first-in first-out basis. Inventories consist primarily of raw materials, packaging, and finished goods, and inventory costs include co-packing fees, indirect labor, and allocable overhead. The following table presents the components of inventory, net of reserves, as of:

	September 30,	December 31,
	2024	2023
Raw materials and packaging	$3,062,396	$2,180,294
Finished goods	3,093,046	4,142,265
Total inventory, net	$6,155,442	$6,322,559

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessments, which are charged to cost of goods sold. For the three and nine months ended September 30, 2024, the Company recorded $372,617 and $560,519 respectively, of inventory obsolescence and disposal costs. For the three and nine months ended September 30, 2023, the Company recorded $881,721 and $1,260,580 respectively, of inventory obsolescence and disposal costs.

The following table presents the components of inventory reserves as of:

	September 30,	December 31,
	2024	2023
Estimated based on inventory turnover, quantities on hand, and expiration dates	$361,245	$385,069
Discontinued product	448,005	338,312
Product quarantined for product quality	—	306,276
Total inventory reserves	$809,250	$1,029,657

As of September 30, 2024 and December 31, 2023, the Company had a total of $300,367 and $449,242, respectively, of prepayments for future raw materials inventory which are included in prepaid expenses and other current assets, net on the balance sheets.

4. Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets, as of:

	September 30,	December 31,
	2024	2023
Prepaid insurance	$61,571	$371,802
Prepaid inventory	300,367	449,242
Prepaid subscriptions and license fees	187,134	139,590
Deposits	219,779	238,719
Other current assets	403,630	86,211
Prepaid expenses and other current assets	$1,172,481	$1,285,564

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

6. Property and Equipment

Property and Equipment

Property and equipment, net is comprised of the following as of:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Furniture and office equipment	$193,488	$(137,273)	$56,215	$184,241	$(85,093)	$99,148
Leasehold improvements	56,207	(31,014)	25,193	46,276	(22,829)	23,447
	$249,695	$(168,287)	$81,408	$230,517	$(107,922)	$122,595

Depreciation expense was $20,785 and $60,365 for the three and nine months ended September 30, 2024, respectively. Depreciation expense was $19,772 and $79,860 for the three and nine months ended September 30, 2023, respectively.

Assets Classified as Held-for-Sale

In the fourth quarter of 2022, the Company entered into purchase agreements for the sale of production equipment for an aggregate sales price of $800,000. In the first quarter of 2023, consideration amounting to $673,732 was received and $126,268 was receivable and included in prepaid expenses and other current assets on the balance sheets. Consideration was received in full by the end of 2023 and no amounts were receivable as of  September 30, 2024 and  December 31, 2023.

7. Intangible Assets

Intangible assets are comprised of the following:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names (10 years)	$890,827	$(187,074)	$703,753	$890,827	$(106,899)	$783,928
Recipes (10 years)	330,000	(112,750)	217,250	330,000	(88,000)	242,000
Social media agreements (3 years)	80,000	(80,000)	—	80,000	(71,111)	8,889
Software (3 years)	131,708	(111,534)	20,174	131,708	(81,294)	50,414
Definite-lived intangible assets	1,432,535	(491,358)	941,177	1,432,535	(347,304)	1,085,231
Licensing agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$1,564,635	$(491,358)	$1,073,277	$1,564,635	$(347,304)	$1,217,331

The weighted-average remaining useful life of all the Company’s intangible assets is 6.4 years.

For the three and nine months ended September 30, 2024, amortization expense was $45,055 and $144,054, respectively. For the three and nine months ended September 30, 2023, amortization expense was $51,721 and $155,165, respectively.

Definite-lived intangible assets

Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which the Company uses the asset, or an unexpected change in financial performance. When evaluating definite-lived intangible assets for impairment, the Company compares the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. The Company considered the above factors when assessing whether its' long-lived assets will be recoverable.

Based on the analysis of the qualitative factors above, management determined that there were no triggering events or impairment charges for the Company's definite-lived intangible assets in the three and nine months ended September 30, 2024 and 2023.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to ten years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2024 (excluding the nine months ended September 30, 2024)	$45,055
2025	149,994
2026	139,899
2027	139,899
2028	139,899
Thereafter	326,431
$941,177

Indefinite-lived intangible assets

On  August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Mr. Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Mr. Hamilton’s name and likeness. This contribution, which was reported on the balance sheets as of  September 30, 2024 and December 31, 2023, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

On  May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness, and biographical information. This contribution, which is reported on the consolidated balance sheets as of  September 30, 2024 and December 31, 2023, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

On  November 19, 2018, the Company executed a License and Preservation Agreement (the "2018 License") with Mr. Hamilton and Ms. Reece which superseded the LH License and GR License. The agreement added specific terms related to non-competition and allowable usage of the property under the license. No additional monetary consideration was exchanged in connection with the agreement and the life of the agreement was set at 100 years.

On  May 26, 2020, the Company executed a License and Preservation Agreement with Mr. Hamilton, and Ms. Reece (the “2020 License”), which superseded the 2018 License. Among other modifications, the agreement (i) modified certain approval rights of Mr. Hamilton and Ms. Reece for use of their respective images, signatures, voices, and names (other than those owned by the Company), rights of publicity and common law and statutory rights to the foregoing in the Company’s products, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred year term. No additional monetary consideration was exchanged in connection with the agreement.

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

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Operating leases
Operating lease cost	$38,085	$114,254
Variable lease cost	5,790	17,145
Operating lease expense	43,875	131,399
Short-term lease rent expense	87,596	231,723
Total rent expense	$131,471	$363,122

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Operating leases
Operating lease cost	$38,085	$114,254
Variable lease cost	5,554	24,022
Operating lease expense	43,639	138,276
Short-term lease rent expense	69,630	242,817
Total rent expense	$113,269	$381,093

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Operating cash flows - operating leases	$97,520	$94,679
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$344,382

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term – operating leases (in years)	2.5	3.2
Weighted-average discount rate – operating leases	7.06%	6.63%

As of September 30, 2024, future minimum payments during the next five years and thereafter are as follows:

2024 (excluding the nine months ended September 30, 2024)	$41,280
2025	126,714
2026	109,145
2027	56,210
Total	333,349
Less imputed interest	(30,221)
Operating lease liabilities	$303,128

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Lessor

The Company executed a sublease agreement of the Picky Bars, LLC operating lease on March 1, 2022. The lease commenced on April 1, 2022. The initial sublease term expires on April 30, 2025. The sublease meets all of the criteria of an operating lease and is accordingly recognized straight line over the sublease term with a related sublease rental asset accounting for abatements and initial direct costs. The Company had $5,462 and $11,881 of sublease rental assets as of September 30, 2024 and December 31, 2023, respectively, which are included in prepaid expenses and other current assets on the balance sheets.

For each period presented below, the components of rental income were as follow:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Operating leases
Operating lease income	$14,054	$42,164
Variable lease income	5,318	15,951
Total rental income	$19,372	$58,115

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Operating leases
Operating lease income	$14,054	$42,164
Variable lease income	5,318	15,953
Total rental income	$19,372	$58,117

As of September 30, 2024, future minimum payments to be received during the next five years and thereafter, as applicable, are as follows:

2024 (excluding nine months ended September 30, 2024)	$15,561
2025	20,748
Total	$36,309

9. Income Taxes

The Company had a tax net loss for the three and nine months ended September 30, 2024 and 2023, and therefore has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions as well as subject to franchise taxes considered income taxes under Accounting Standards Codification ("ASC") 740, Income Taxes. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023

Income tax benefit at statutory rates	$238,915	$2,184,272
Valuation allowance for deferred tax assets	(770,921)	(2,239,858)
Stock-based compensation	494,099	(16,751)
Other income (expense), net	(9,995)	59,165
Reported income tax expense	$(47,902)	$(13,172)
Effective tax rate:	3.5%	0.1%

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The Company’s deferred tax assets consisted of the following as of:

	September 30, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$20,953,387	$20,088,873
Intangible assets	1,053,224	2,258,079
Property and equipment	2,134,193	1,104,854
Research and development credits	235,514	235,514
Research and development	216,649	268,414
Inventory	260,794	246,182
Accrued expenses	446,155	496,695
Right of use asset	11,784	7,366
Bad debt allowance	75,563	64,250
Charitable contributions	34,613	40,773
Unexercised options	1,223,208	890,128
Total deferred tax assets	26,645,084	25,701,128
Valuation allowance	(26,645,084)	(25,701,128)
Total net deferred tax assets	$—	$—

As of  September 30, 2024, the Company did not provide a current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. The Company has recorded a provision for state income taxes and a corresponding current state income tax payable of approximately $5,769 and $7,373 as of  September 30, 2024 and December 31, 2023, respectively.

The following tables presents net operating losses ("NOLs") and other income tax carryforwards for the following periods:

	September 30, 2024	December 31, 2023
NOLs and other income tax carryforwards
Federal NOLs pre-2017 (1)	$1,868,077	$1,868,077
Federal NOLs post-2018 (2)	81,187,396	77,796,820
State NOLs (3)	59,733,742	57,103,123
Total NOLs	142,789,215	136,768,020
Credits (4)	235,514	235,514
Other carryforwards (4)	561,548	581,020
Total NOLs and other income tax carryforwards	$143,586,277	$137,584,554
(1) Can be carried forward for 20 years and which begin to expire in 2036
(2) Can be carried forward indefinitely.
(3) Can be carried forward for between 15 and 20 years and which begin to expire in 2031.
(4) Can be carried forward for between one and five years and which begin to expire in 2025.

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

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not, they will be realized; if not, a valuation allowance is required to be recorded. Management has determined it is more likely than not that the deferred tax assets would not be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company  may reduce the valuation allowance against definite-lived deferred tax assets at such a time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The change in the valuation allowance for deferred tax assets and liabilities for the nine months ended September 30, 2024 and 2023 were net increases of $0.9 million and $2.7 million, respectively.

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

10. Stock Incentive Plan

The Company adopted an incentive plan (as amended, the “2020 Omnibus Incentive Plan”) on September 22, 2020, as amended by the First Amendment to the 2020 Omnibus Incentive Plan, which was approved by the Company's stockholders on June 27, 2024, to provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), deferred stock units, unrestricted stock, dividend equivalent rights, performance shares, other performance-based awards, other equity-based awards, and cash bonus awards to Company employees, non-employee directors, and certain consultants and advisors. As of September 30, 2024, the Company has 842,346 authorized shares that are issuable or eligible for awards under the 2020 Omnibus Incentive Plan, excluding 2,498,468 of shares that are issuable upon vesting and exercise of outstanding options and RSUs.

Stock Options

The following tables summarize the Company’s stock option activity during the nine months ended September 30, 2024 and 2023:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2024	1,234,778	$4.52	7.91	$30,000
Granted	799,188	$0.73	—	$—
Exercised/released (1)	(293,250)	$1.12	—	$—
Cancelled/forfeited	(88,288)	$1.76	—	$—
Balance at September 30, 2024	1,652,428	$3.44	8.04	$5,108,343
Exercisable at September 30, 2024	498,041	$4.52	6.02	$800,276
(1) Includes 86,643 shares of common stock which were withheld to cover option costs.

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2023	921,657	$6.86	8.00	$—
Granted	700,000	$0.89	—	$—
Exercised/released	—	$—	—	$—
Cancelled/forfeited	(360,317)	$3.52	—	$—
Balance at September 30, 2023	1,261,340	$4.50	8.17	$75,000
Exercisable at September 30, 2023	672,187	$4.69	7.53	$9,000

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Restricted Stock Units

The following tables summarize the Company’s RSU activity during the nine months ended September 30, 2024 and 2023:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2024	771,885	$1.76	2.04	$1,361,696
Granted	824,650	$4.45	—	$—
Exercised/released (1)	(402,093)	$1.43	—	$—
Cancelled/forfeited	(62,566)	$1.27	—	$—
Balance at September 30, 2024	1,131,876	$3.87	3.49	$4,376,881
(1) Includes 13,080 shares of common stock which were withheld to cover taxes.

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2023	504,420	$4.22	2.94	$2,127,734
Granted	745,000	$0.81	—	$—
Exercised/released (1)	(154,674)	$4.36	—	$—
Cancelled/forfeited	(260,639)	$2.20	—	$—
Balance at September 30, 2023	834,107	$1.77	2.18	$1,480,161
(1) Includes 21,445 shares of common stock which were withheld to cover taxes.

The Company estimates the fair value of each RSU using the fair value of the Company’s common stock on the date of grant.

Market-Based Stock Units ("MSUs")

The following tables summarize the Company’s MSU activity during the nine months ended September 30, 2024 and 2023:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of MSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2024	621,314	$1.57	0.62	$977,558
Granted	—	$—	—	$—
Exercised/released	(300,000)	$0.14	—	$—
Cancelled/forfeited	(321,314)	$2.91	—	$—
Balance at September 30, 2024	—	$—	—	$—

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of MSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2023	31,083	$43.53	0.60	$1,353,043
Granted	600,000	$0.08	—	$—
Exercised/released	—	$—	—	$—
Cancelled/forfeited	(9,769)	$43.53	—	$—
Balance at September 30, 2023	621,314	$1.57	0.85	$977,558

The MSUs vest upon the 30-day weighted average stock price reaching or exceeding established targets within the requisite service period. The Company estimates the grant-date fair value of the MSUs using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rate of return and dividend yield. Compensation expense for these MSUs is recognized over the requisite service period regardless of whether the market conditions are satisfied.

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC Topic 718, Compensation - Stock Compensation to equity awards:

	Three Months Ended	Nine Months Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	September 30, 2024	September 30, 2024	September 30, 2024	September 30, 2024 (years)
Stock options	$85,691	$258,885	$713,005	2.88
RSUs	453,129	787,110	3,902,241	3.67
MSUs	1,605	27,703	—	—
Total stock-based compensation	$540,425	$1,073,698	$4,615,246	3.55

Cost of goods sold	$993	$2,657	$10,641	3.88
General and administrative	509,749	950,530	4,318,188	3.49
Sales and marketing	29,683	120,511	286,417	4.41
Total stock-based compensation	$540,425	$1,073,698	$4,615,246	3.55

	Three Months Ended	Nine Months Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	September 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023 (years)
Stock options	$221,106	$382,790	$654,313	2.36
RSUs	127,252	481,881	1,099,972	2.17
MSUs	16,578	(46,024)	34,281	0.57
Total stock-based compensation	$364,936	$818,647	$1,788,566	2.21

Cost of goods sold	$146	$30	$2,976	1.62
General and administrative	195,458	617,382	1,666,980	2.29
Sales and marketing	169,332	201,235	118,610	0.99
Total stock-based compensation	$364,936	$818,647	$1,788,566	2.21

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

11. Loss per Share

Basic loss per share is determined by dividing the net loss attributable to the Company's common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist of employee stock options, RSUs, and MSUs. The dilutive effect of employee stock options, RSUs, and MSUs by the Company are calculated using the treasury stock method. Basic earnings per share is reconciled to diluted earnings per share in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(166,120)	$(2,654,884)	$(1,421,718)	$(10,306,040)
Weighted average shares outstanding - basic and diluted	10,256,802	9,337,789	9,831,927	9,279,541
Basic and diluted:
Net loss per share, basic and diluted	$(0.02)	$(0.28)	$(0.14)	$(1.11)
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	2,784,304	2,716,761	2,784,304	2,716,761

12. Concentrations

The following table details the concentration of vendor accounts payable balances in excess of 10% of total accounts payable at each period:

	September 30,	December 31,
	2024	2023
Vendor A	13%	23%
Vendor B	19%	14%
Vendor C	*	10%
Vendor D	10%	*
Total	42%	47%

* Less than 10%.

The following table details the concentration of customer accounts receivable balances in excess of 10% of total trade accounts receivable at each period:

	September 30,	December 31,
	2024	2023
Customer A	36%	46%
Customer B	23%	21%
Total	59%	67%

The following table details the concentration of sales to specific customers in excess of 10% of total gross sales for each period and the accounts receivable balances from those customers at the end of each period:

	Gross Sales				Accounts Receivable
	Three months ended September 30,		Nine months ended September 30,		As of September 30,
	2024	2023	2024	2023	2024	2023
Customer A	18%	19%	16%	18%	$845,955	$897,359
Customer B	14%	15%	16%	15%	550,903	517,201
Customer C	12%	16%	10%	13%	225,349	1,024,991
Total	44%	50%	42%	46%	$1,622,207	$2,439,551

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

During the periods presented below, the Company purchased a substantial portion of raw materials, packaging, and tolling from certain key suppliers. The following table details the concentration of purchases from specific suppliers in excess of 10% of total purchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Supplier A	*	*	10%	*
Supplier B	19%	*	14%	*
Supplier C	*	20%	10%	16%
Supplier D	11%	*	11%	*
Supplier E	*	32%	*	24%
Total	30%	52%	45%	40%

* Less than 10%.

During the periods presented below, the Company purchased a substantial portion of raw materials and packaging originating from certain key geographical regions. The following table details the concentration of purchases from specific regions in excess of 10% of total purchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Sri Lanka	11%	*	12%	*
Canada	11%	*	12%	*
Vietnam	*	29%	*	17%
Total	22%	29%	24%	17%

* Less than 10%.

13. Related Parties

ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would influence decision making be disclosed so that users of the financial statements can evaluate their significance. The Company conducts business with suppliers and service providers who are also stockholders of the Company. From time to time, service providers are offered shares of common stock as compensation for their services. Shares provided as compensation are calculated based on the grant date fair value of the service provided. Additional material related party transactions are noted below.

License Agreements

On May 26, 2020, the Company executed the 2020 License, which superseded the 2018 License with both Mr. Hamilton and Ms. Reece. Among other modifications, the agreement (i) modified certain approval rights, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred-year term. No additional monetary consideration was exchanged in connection with the agreement. See additional discussion related to the 2020 License in Note 7 of the financial statements.

Marketing Agreements

On October 26, 2022, the Company executed an influencer agreement with Gabby Reece to provide certain marketing services for the Company for a term ending December 31, 2023, with an option to renew for one-year terms. In connection with these services, the Company recognized advertising expenses totaling $70,465 and $196,532, for the three and nine months ended September 30, 2024, respectively, and $74,701 and $242,740 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, amounts payable to Gabby Reece of $29,667 and $2,688, respectively, are included in related party liabilities in the balance sheets.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

14. Revenue Recognition

The Company’s primary source of revenue is sales of coffee creamers, hydration and beverage enhancing supplements, harvest snacks and other food items, and coffee, tea, and hot chocolate products. The Company recognizes revenue when control of the promised good is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various shipping terms applicable to the Company’s sales. Each delivery or shipment made to a customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collect the sales price under normal credit terms. Additionally, the Company estimates the impact of certain common practices employed by it and other manufacturers of consumer products, such as scan-based trading, product rebate and other pricing allowances, product returns, trade promotions, sales broker commissions and slotting fees. These estimates are recorded at the end of each reporting period.

As reflected in the table below, in accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended September 30,
	2024		2023
	$	% of Total	$	% of Total
Coffee creamers	$6,273,157	53%	$5,804,273	63%
Coffee, tea, and hot chocolate products	3,298,363	28%	1,981,731	22%
Hydration and beverage enhancing supplements	2,520,402	21%	1,726,512	19%
Harvest snacks and other food items	1,558,611	13%	1,747,908	19%
Other	75,339	1%	132,284	1%
Gross sales	13,725,872	116%	11,392,708	124%
Shipping income	142,002	1%	214,982	2%
Discounts and promotional activity	(2,091,528)	(17)%	(2,427,909)	(26)%
Sales, net	$11,776,346	100%	$9,179,781	100%

	Nine Months Ended September 30,
	2024		2023
	$	% of Total	$	% of Total
Coffee creamers	$16,540,456	52%	$15,583,969	62%
Coffee, tea, and hot chocolate products	7,977,157	25%	5,894,632	24%
Hydration and beverage enhancing supplements	6,855,274	22%	3,395,671	14%
Harvest snacks and other food items	4,546,448	14%	5,350,252	21%
Other	289,261	1%	286,965	1%
Gross sales	36,208,596	114%	30,511,489	122%
Shipping income	373,832	1%	778,051	3%
Discounts and promotional activity	(4,893,490)	(15)%	(6,272,730)	(25)%
Sales, net	$31,688,938	100%	$25,016,810	100%

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The Company generates revenue through two channels: e-commerce and wholesale, which is summarized below for the periods presented:

	Three Months Ended September 30,
	2024		2023
	$	% of Total	$	% of Total
E-commerce	$6,887,356	58%	$4,842,389	53%
Wholesale	4,888,990	42%	4,337,392	47%
Sales, net	$11,776,346	100%	$9,179,781	100%

	Nine Months Ended September 30,
	2024		2023
	$	% of Total	$	% of Total
E-commerce	$18,854,020	59%	$13,409,443	54%
Wholesale	12,834,918	41%	11,607,367	46%
Sales, net	$31,688,938	100%	$25,016,810	100%

Receivables from contracts with customers are included in accounts receivable. Contract liabilities include deferred revenue, customer deposits, rewards programs, and refund liabilities, and are included in accrued expenses. All contract liabilities as of December 31, 2023, were recognized in net sales for the nine months ended September 30, 2024. For the periods presented below, the balances of receivables from contracts with customers and contract liabilities were as follow:

	January 1,	December 31,	September 30,
	2023	2023	2024
Accounts receivable, net	$1,494,469	$1,022,372	$1,807,756
Contract liabilities	$(729,667)	$(427,974)	$(345,229)

On  May 7, 2024, the Company entered into an accounts receivable factoring agreement (the “Factoring Agreement”) with Alterna Capital Solutions LLC (the “Purchaser”). The Factoring Agreement allows the Company to access up to $2 million on a revolving basis. The upfront purchase price for factored accounts is up to 70% of their face value, with the remainder payable to the Company upon collection by the Purchaser. The proceeds will be used to fund general working capital needs. The Company will pay fees, including a funds usage fee (prime rate + 1.5%, minimum 10% per annum) and a collateral monitoring fee (0.05% per month). Pursuant to the Factoring Agreement, the Purchaser can require repurchase of uncollectable or ineligible accounts.

The Factoring Agreement has an initial term of 12 months and will automatically renew annually, unless terminated in accordance with the Factoring Agreement. The Company  may terminate the Factoring Agreement at any time upon 30 days prior written notice and payment to Purchaser of an early termination fee equal to 2.0% of the Maximum Amount if terminated during the first 12 months and 1.0% of the Maximum Amount during the subsequent terms.

The Company has granted a security interest it's personal property to secure the payment and performance of all obligations under the Factoring Agreement. The Factoring Agreement includes customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, and the exercise of remedies upon a breach or default.

Factored receivables due from the purchaser to the Company of $1,534 and $0 as of September 30, 2024 and  December 31, 2023, respectively, were included in accounts receivable on the balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Laird Superfood, Inc. (together with its wholly owned subsidiary on a consolidated basis, the "Company," "Laird Superfood," "our," "us," or "we") is a supplement to and should be read in conjunction with the unaudited consolidated condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and the section titled “Risk Factors” included herein and in the 2023 Form 10-K.

Overview

Laird Superfood creates highly differentiated, plant-based, and functional foods, many of which incorporate adaptogens which may support a variety of brain functions. The core pillars of the Laird Superfood platform are currently (i) Superfood Creamer coffee creamers, (ii) Hydrate hydration products and beverage enhancing supplements, (iii) Harvest snacks and other food items, and (iv) functional roasted and instant coffees, teas, and hot chocolate. Consumer preferences within the evolving food and beverage industry are shifting away from processed and sugar-laden food and beverage products, as well as those containing significant amounts of highly processed and artificial ingredients. Our long-term goal is to build the first scale-level and widely recognized brand that authentically focuses on natural ingredients, nutritional density, and functionality, which we believe will allow us to maximize penetration of a multi-billion-dollar opportunity in the grocery market. We generate revenue through two channels: e-commerce and wholesale.

Financial Highlights

Net sales were $11.8 million and $9.2 million, respectively, for the three months ended September 30, 2024 and 2023, representing 28% growth from the prior year period. For the nine months ended September 30, 2024 and 2023, net sales were $31.7 million and $25.0 million, respectively, representing 27% growth from the prior year period. E-commerce channel sales increased by 42% in the third quarter of 2024 and 41% in year-to-date ("YTD") 2024 compared to the same periods in 2023 despite significant, planned reductions in media spend. Sales through Amazon.com increased by 133% in the third quarter of 2024 ("Q3 2024") compared to the third quarter of 2023 ("Q3 2023"), and by 85% when comparing the 2024 and 2023 YTD periods, driven primarily by product availability and successful sales execution. Direct-to-Consumer ("DTC") sales, on lairdsuperfood.com and pickybars.com, increased by 10% in Q3 2024 compared to the prior year period, and increased by 22% comparing YTD periods, driven by strong performance in both subscription and repeat customers, increasing average order value, and improved discount rates due to strategic shifts in promotional spend. Wholesale channel net sales increased by 13% in Q3 2024 compared to Q3 2023, and increased 11% comparing YTD periods, driven by distribution expansion in grocery as well as velocity growth and more efficient promotional spend across.

Our e-commerce channel is comprised of sales through DTC (lairdsuperfood.com and pickybars.com) and Amazon.com. For the three and nine months ended September 30, 2024, the e-commerce channel made up 58% and 59% of our net sales, respectively, compared to 53% and 54% for the three and nine months ended September 30, 2023, respectively. Amazon.com accounted for 43% and 40% of our e-commerce channel sales for the three and nine months ended September 30, 2024, respectively, as compared to 26% and 30% for the corresponding prior year periods. Lairdsuperfood.com and pickybars.com are platforms that provide an authentic brand experience for our consumers that drive engagement through educational content and provide feedback for future product development. We view our proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop a long-term relationship with these customers. We believe the content on our websites allows Laird Superfood to educate consumers on the benefits of our products and ingredients while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat users and subscribers, as evidenced by repeat users and subscribers accounting for over three quarters of DTC sales for the three and nine months ended September 30, 2024 and 2023.

For the three and nine months ended September 30, 2024, the wholesale channel made up 42% and 41% of our net sales, respectively, compared to 47% and 46% for the three and nine months ended September 30, 2023, respectively. Laird Superfood products are sold through a diverse set of retail channels, including conventional, natural, and specialty grocery stores, and club stores.

Recent Developments

Entry into an Accounts Receivable Factoring Agreement

On May 7, 2024, we entered into an accounts receivable factoring agreement (the “Factoring Agreement”) with Alterna Capital Solutions LLC (the “Purchaser”). The Factoring Agreement allows us to access up to $2 million on a revolving basis. The upfront purchase price for factored accounts is up to 70% of their face value, with the remainder payable to us upon collection by the Purchaser. The proceeds, if any, will be used to fund general working capital needs. Pursuant to the Factoring Agreement, we will pay fees, including a funds usage fee (prime rate + 1.5%, minimum 10% per annum) and a collateral monitoring fee (0.05% per month). The Factoring Agreement provides that the Purchaser can require repurchase of uncollectable or ineligible accounts.

The Factoring Agreement has an initial term of 12 months and will automatically renew annually, unless terminated in accordance with the Factoring Agreement. We may terminate the Factoring Agreement at any time upon 30 days prior written notice and payment to Purchaser of an early termination fee equal to 2.0% of the Maximum Amount (as defined in the Factoring Agreement) if terminated during the first 12 months and 1.0% of the Maximum Amount during the subsequent terms.

Pursuant to the Factoring Agreement, we granted a security interest to the Purchaser in our personal property to secure the payment and performance of all obligations under the Factoring Agreement.

Our Strategy and Key Factors Affecting our Performance

We believe that our future performance will depend on many factors, including the following:

Ability to Grow Our Customer Base in both E-commerce and Traditional Wholesale Distribution Channels

We are currently seeking to grow our customer base through both paid and organic online channels, as well as by expanding our presence in a variety of physical wholesale distribution channels. E-commerce customer acquisitions typically occur at our websites, lairdsuperfood.com and pickybars.com, and through Amazon.com. Our e-commerce customer acquisition program includes paid and unpaid social media, search, display, and traditional media. Our products are also sold through a growing number of wholesale channels. Wholesale customers include grocery chains, natural food outlets, club stores, drug stores, and food service customers including coffee shops, gyms, restaurants, hospitality venues and corporate dining services, among others. Customer acquisition in physical wholesale channels depends on, among other things, paid promotions through retailers, display, and traditional media.

Ability to Manage Co-Manufacturer and Third-Party Logistics Relationships

All of our production and logistics is handled by third parties, and our performance is and will continue to be highly dependent on the ability of these partners to produce and deliver our products in a timely manner and to our standards and at a reasonable cost.

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

Cost of Goods Sold

Cost of goods sold includes the cost of raw materials and packaging, and overhead including inbound and outbound freight, direct and indirect labor, third-party logistics fees, warehouse storage costs, and other miscellaneous costs related to manufacturing and distributing our products.

Operating Expenses

Our operating expenses consist of general and administrative expenses and sales and marketing expenses.

Income Taxes

Due to our history of operating losses, we do not expect any significant income tax expenses or benefits for the foreseeable future.

Results of Operations

Comparison of the three months ended September 30, 2024 (“Q3 2024”) and September 30, 2023 (“Q3 2023”)

The following tables summarize our results of operations for the periods indicated, as well as the monetary and percentage increase or decrease between those periods:

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
Sales, net	$11,776,346	$9,179,781	$2,596,565	28%
Cost of goods sold	(6,712,214)	(6,332,624)	(379,590)	6%
Gross profit	5,064,132	2,847,157	2,216,975	78%
Gross margin	43.0%	31.0%
General and administrative	2,624,694	2,248,336	376,358	17%
Sales and marketing	2,708,028	3,385,890	(677,862)	(20)%
Total operating expenses	5,332,722	5,634,226	(301,504)	(5)%
Operating loss	(268,590)	(2,787,069)	2,518,479	(90)%
Other income	107,891	132,185	(24,294)	(18)%
Loss before income taxes	(160,699)	(2,654,884)	2,494,185	(94)%
Income tax expense	(5,421)	—	(5,421)	100%
Net loss	$(166,120)	$(2,654,884)	$2,488,764	(94)%

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
Sales, net	$11,776,346	$9,179,781	$2,596,565	28%

The increase in net sales was primarily driven by a 42% increase in sales in the e-commerce channel through both Amazon.com and DTC platforms. DTC grew despite planned reductions in media spend and was fueled by a growing subscription and repeat customer base as well as higher average order value ("AOV"). Amazon grew 133% as compared to reduced sales volume in the 2023 period from out-of-stocks associated with a quality event. Further, the wholesale channel also grew by 13% in Q3 2024 compared to Q3 2023 driven primarily by velocity improvements and distribution gains in grocery stores, and more efficient promotional spend.

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
Cost of goods sold	$(6,712,214)	$(6,332,624)	$(379,590)	6%

The increase in cost of goods sold is driven by growth in sales volume, offset by lower product costs due to a shift to the direct procurement of key raw materials, as well as recoveries on costs previously incurred in connection with the quality event we experienced in 2023 as part of the settlement we reached with a supplier.

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
Gross profit	$5,064,132	$2,847,157	$2,216,975	78%

Gross margin improved to 43.0% in Q3 2024 from 31.0% in the prior year period. The increase in gross profit and expansion of gross margin is driven primarily by lower ingredient costs due to a shift to the direct procurement of key raw materials, settlement recoveries, and a reduction in trade discounts due to a pullback in inefficient trade spend.

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
Operating expenses
General and administrative	$2,624,694	$2,248,336	$376,358	17%
Sales and marketing	2,708,028	3,385,890	(677,862)	(20)%
Total operating expenses	$5,332,722	$5,634,226	$(301,504)	(5)%

The increase in general and administrative expenses was primarily driven by personnel costs as well as by professional and accounting fees.

The decrease in sales and marketing expenses was driven by planned reductions in marketing and advertising spend as we improve our media efficiency.

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
Other income	$107,891	$132,185	$(24,294)	(18)%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The decrease in other income was driven by decreases in dividend income on money market funds as the amounts carried in those accounts decreased.

Comparison of the nine months ended September 30, 2024 ("YTD 2024”) and September 30, 2023 (“YTD 2023”)

The following tables summarize our results of operations for the periods indicated, as well as the monetary and percentage increase or decrease between those periods:

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
Sales, net	$31,688,938	$25,016,810	$6,672,128	27%
Cost of goods sold	(18,483,424)	(18,419,709)	(63,715)	0%
Gross profit	13,205,514	6,597,101	6,608,413	100%
Gross margin	41.7%	26.4%
General and administrative	6,930,614	8,029,147	(1,098,533)	(14)%
Sales and marketing	7,970,673	9,313,110	(1,342,437)	(14)%
Total operating expenses	14,901,287	17,342,257	(2,440,970)	(14)%
Operating loss	(1,695,773)	(10,745,156)	9,049,383	(84)%
Other income	321,957	452,288	(130,331)	(29)%
Loss before income taxes	(1,373,816)	(10,292,868)	8,919,052	(87)%
Income tax expense	(47,902)	(13,172)	(34,730)	264%
Net loss	$(1,421,718)	$(10,306,040)	$8,884,322	(86)%

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
Sales, net	$31,688,938	$25,016,810	$6,672,128	27%

The increase in net sales was primarily driven by 41% growth in the e-commerce channel sales through both the Amazon.com and DTC platforms. DTC grew despite reductions in media spend and was fueled by a growing subscriber and repeat customer base as well as higher AOV. Amazon grew 85% as compared to reduced sales volume in 2023 from out-of-stocks associated with a quality event. Further, the wholesale channel also grew by 11% in the nine months ended September 30, 2024 as compared to the corresponding 2023 period, driven primarily by distribution expansion, growing velocities, and more efficient promotional spend.

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
Cost of goods sold	$(18,483,424)	$(18,419,709)	$(63,715)	0%

Cost of goods sold were nearly flat despite a period of 27% sales growth, which was offset by the full benefits realization of the transition to a variable cost third-party co-manufacturing business model, lower ingredient costs due to a shift to the direct procurement of key raw materials, and recoveries of costs previously incurred in connection with the quality event experienced in 2023 as part of a settlement with a supplier.

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
Gross profit	$13,205,514	$6,597,101	$6,608,413	100%

Gross margin improved to 41.7% in YTD 2024 from 26.4% in YTD 2023. The increase in gross profit and gross margin expansion reflects increased net sales, due to both increased sales volume and a reduction in trade discounts due to improved promotional efficiencies compared to elevated trade spend in the prior year associated with the quality event that occurred in 2023, lower ingredient costs, settlement recoveries, and the full benefit realization of outsourcing.

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
Operating expenses
General and administrative	$6,930,614	$8,029,147	$(1,098,533)	(14)%
Sales and marketing	7,970,673	9,313,110	(1,342,437)	(14)%
Total operating expenses	$14,901,287	$17,342,257	$(2,440,970)	(14)%

The decrease in general and administrative expenses was primarily driven by lower personnel costs and broad, strategic reductions in spending.

The decrease in sales and marketing expenses was driven by planned reductions in marketing and advertising spend.

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
Other income	$321,957	$452,288	$(130,331)	(29)%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The decrease in other income was driven by decreases in dividend income on money market funds as the amounts carried in those accounts decrease.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities	$526,258	$(10,929,145)
Cash flows from investing activities	(19,178)	567,459
Cash flows from financing activities	(12,495)	(23,066)
Net change in cash, cash equivalents, and restricted cash	$494,585	$(10,384,752)

Cash provided by operating activities for YTD 2024 was enabled by our greatly improved margins and reduced selling, marketing, and administrative expenses resulting from the business model transformation we undertook over the last twelve months, as well as efficient working capital management.

Cash used in investing activities for YTD 2024 consists of purchases of office equipment. The cash generated in in the prior year period was due to the sale of property and equipment related to the Sisters, Oregon exit.

Cash used in financing activities consists of common stock related costs, offset in part by stock option exercises.

Liquidity and Capital Resources

As of September 30, 2024, we had an accumulated deficit of $107.7 million, which includes operating losses of $1.7 million and $10.7 million for YTD 2024 and YTD 2023, respectively. While we expect to incur additional operating losses as we continue efforts to grow our business, the strategic business transformation that we have undertaken over the last two years has become evident in our significant gross margin expansion, optimized investments in trade and marketing, lower selling, general, and administrative spending, and reduced cash burn. We will continue to seek opportunities to optimize spending, expand gross margins, and free up cash flow through efficient working capital management. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering ("IPO"), lines of credit, and term loans. Our historical uses of cash have primarily consisted of cash used in operating activities and working capital needs.

As of September 30, 2024 and December 31, 2023, we had $8.2 million and $7.7 million, respectively, of cash-on-hand, and total net working capital of $11.8 million and $12.0 million for the same periods. As of September 30, 2024, we had access to up to $1.2 million of advances under the Factoring Agreement, of which none had been utilized. We have no significant unused sources of liquid assets outside of our working capital.

Additionally, on September 15, 2023, we entered into a settlement agreement (the "2023 Settlement Agreement") with a supplier (the "Supplier") to recover losses incurred in connection with the product quality issue with coconut milk powder that we experienced in 2023, pursuant to which the Supplier was obligated to, among other things, pay the Company $50,000 and provide a discount to the Company on the sale of future products of up to $950,000. On February 27, 2024, we filed a complaint against the Supplier in the District Court of Boulder, Colorado alleging that the Supplier breached the 2023 Settlement Agreement by failing to deliver acceptable coconut milk powder (the "Litigation"). Both parties dispute liability. As a result of the Litigation, on July 30, 2024, the Company entered into an additional settlement agreement with the Supplier, pursuant to which, among other things, the Supplier agreed to remit cash payment to us of approximately $500,000. As of September 30, 2024, $285,000 was receivable from the Supplier and was included in prepaid and other current assets on the balance sheets.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our product platforms, and the introduction of new products, and acquisition activity. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

●	We have lease arrangements for corporate office space. As of September 30, 2024, we had fixed lease payment obligations of $0.3 million, with $0.1 million payable within 12 months.

●	As of September 30, 2024, $5.4 million of current liabilities were accrued related to short-term operating activities and personnel costs, excluding the aforementioned current lease liabilities.

●

Marketing and advertising expenditures, including related party advertising costs, were $5.2 million in YTD 2024 and $6.7 million in YTD 2023. We expect to continue to invest in these activities as part of the strategic expansion of sales volume, however, we have made strategic shifts to reduce and improve the efficacy of future customer acquisition costs.

Based on our current business plans, we believe that our existing cash balances, including our anticipated cash flow from operations, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the eighteen months following the date of this report. In the future, we may raise funds by issuing debt or equity securities, or securities convertible into or exchangeable for our common stock. Such financing and other potential financing may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

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

Item 1A. Risk Factors.

There were no material changes to the Risk Factors disclosed in "Item 1A. Risk Factors" in the 2023 Form 10-K during the three and nine months ended September 30, 2024. This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors previously described in the Company's 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of the Company's directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Laird Superfood, Inc.
(Registrant)

Date: November 6, 2024	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: November 6, 2024	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer
(Principal Financial and Accounting Officer)