Form 10-K
period 2024-12-31
Laird Superfood, Inc.
filed 2025-02-26
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2024 as reported by the NYSE American on such date, was approximately $47.2 million.

As of February 21, 2025 the registrant had 10,299,486 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements convey our current expectations or forecasts of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements are not guarantees of future performance, and the Company's actual results may differ significantly from the expectations discussed in forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “predicts,” “potential,” “plans,” “should,” “seeks,” “will,” or similar terms.

Key factors that could cause actual results to be different than expected or anticipated include, but are not limited to:

•	our limited operating history and ability to become profitable;
•	our ability to manage our growth, including our human resource requirements;
•	our reliance on third parties for raw materials and production of our products;
•	our future capital resources and needs;
•	our ability to retain and grow our customer base;
•	our reliance on independent distributors for a substantial portion of our sales;
•	our ability to evaluate and measure our business, prospects, and performance metrics;
•	our ability to compete and succeed in a highly competitive and evolving industry;
•	the health of the premium organic and natural food industry as a whole;
•	risks related to our intellectual property rights and developing a strong brand;
•	our reliance on key personnel, including Laird Hamilton and Gabrielle Reece;
•	regulatory risks;
•	the risk of substantial dilution from future issuances of our equity securities; and
•	the other risks described herein, including under Part I, Item 1A “Risk Factors.”

In light of these risks, uncertainties, and assumptions, you are cautioned not to place reliance on forward-looking statements, which are inherently unreliable and speak only as of the date of this Form 10-K. You are advised to read this Form 10-K and the documents that we reference in this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. When considering forward-looking statements, you should keep in mind the cautionary statements in this report. We qualify all our forward-looking statements by these cautionary statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

INDUSTRY AND MARKET DATA

This Form 10-K includes market data and other statistical information obtained from third-party industry publications, research, surveys, and studies, none of which we commissioned. Third-party industry publications, research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable. However, while we are not aware of any misstatements regarding the information from these sources, we have not independently verified this information, and we cannot assure you that this information is accurate or complete. Assumptions and estimates of our industry’s future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, some of which are described under Part I, Item 1A “Risk Factors” of this Form 10-K, and you are cautioned not to give undue weight to such information.

PART I

ITEM 1. BUSINESS.

When used in this Annual Report on Form 10-K, the terms “Laird Superfood,” the “Company,” “we,” “our,” and “us” refer to Laird Superfood, Inc. and its wholly owned subsidiary, Picky Bars, LLC, on a consolidated basis.

Overview

Laird Superfood creates clean, functional, and sustainability-conscious products, many of which incorporate adaptogens, which may be beneficial in reducing stress, improving energy levels, enhancing mental performance, mood regulation, and immune system support. Our primary products include: (i) coffee creamers, (ii) hydration and beverage enhancing products, (iii) harvest snacks and other food items, and (iv) coffee, tea, and hot chocolate products. Laird Superfood’s long-term goal is to build the first scale-level and widely recognized brand that authentically focuses on natural ingredients, nutritional density, and functionality.

Market Opportunity

Consumer preferences within the evolving food and beverage industry continue to shift away from processed and sugar-laden food and beverage products, as well as those containing significant amounts of ultra-processed and artificial ingredients. We strive to create products that are amongst the cleanest, most minimally processed in the industry, and we intend to lead by example as the tides continue to shift in our direction.

We participate in what the United States (“U.S.”). Census Bureau estimates to be an $730 billion grocery market as of 2024. Laird Superfood is specifically focused on the U.S. Natural, Organic, and Functional Food and Beverages and Supplement sub-segment, which accounted for approximately $270 billion of that market in 2024 and is expected to grow to $300 billion by the end of 2025.

Additionally, per Grandview Research, the North American Functional Mushroom Supplement Market was valued at $540 million in 2023 and projected to grow at a 15% compound annual growth rate (“CAGR”) between 2024 and 2030. Functional mushrooms are a key ingredient in the Laird Superfood portfolio as the we strive to bring their potential benefits to food.

Our Competitive Strengths

We believe the following strengths differentiate Laird Superfood and create long-term, sustainable advantages:

An Emerging Platform Within the Rapidly Expanding Plant-Based Natural Foods Industry

Long-term opportunities lie in building Laird Superfood into a unique platform within the natural foods industry, which is currently dominated by single-product companies. The core tenets of this platform approach are strengthening our authentic and trusted brand name, growing our expansive omnichannel distribution strategy, optimizing our business model to maximize profit margins, and the introduction of new products that align with our core ethos. We believe our platform provides opportunities for continual expansion of our total addressable market (“TAM”) to allow long-duration growth, sustained differentiation of our brand, product diversification and leveraging our core strengths and operating costs to increase profit margins.

Omnichannel Distribution Strategy

Our omnichannel distribution strategy has two key components: e-commerce and wholesale. In the aggregate, this omnichannel strategy provides us with a diverse set of customers and wholesale partners, leading to a larger TAM opportunity than is normally available to products available primarily in grocery stores, along with an opportunity to develop a direct relationship with our customers at lairdsuperfood.com and pickybars.com. We believe that, along with a trusted brand name, extensive proprietary distribution is a critical long-term and sustainable barrier to entry in the food industry.

Our Growth Strategy

Our primary growth strategies are as follows:

Open-Ended and Long Duration Growth in the U.S. Grocery Market

The U.S. grocery market is one of the largest retail markets in the world. Laird Superfood’s strategy is to maximize penetration of this opportunity through a variety of avenues, including growing brand trust and recognition, significantly expanding our retail distribution footprint, driving shelf velocity through an acceleration of online and offline advertising and introducing new products to expand our store footprint.

Exposure to Functional and Natural Foods Portions of Grocery Market

Within the grocery category, there is an ongoing shift from highly processed conventional brands that demonstrate little nutritional benefit, to natural, nutrient-dense, functional, and cleaner alternatives. We expect the shift in consumer tastes driving the growth of natural and plant-based alternatives will continue throughout the foreseeable future as consumers become better educated on nutrition and focus on their own health and wellness, that of their families, and the environment. An increasing number of natural and plant-based products are moving beyond the natural and specialty stores and into conventional grocery stores. The continuation of these trends should benefit Laird Superfood as we seek to penetrate the overall grocery market.

Repeat and Recurring Revenues

Because the consumption of coffee, creamers, greens, and hydration products is a “Daily Ritual” for many consumers, there is a natural and frequent repeat usage of Laird Superfood products among large portions of our customer base. For this reason, Laird Superfood has historically experienced a meaningful base of recurring revenues due to repeat orders by its consumers and wholesale partners. Growing this base of recurring revenues is a strong focus of Laird Superfood as it evaluates new product development opportunities, and marketing strategies.

Continued Expansion of Distribution Footprint

Currently, our products are marketed and sold through a diverse set of e-commerce and wholesale channels, including grocery chains, club stores, specialty and natural food outlets, lairdsuperfood.com, pickybars.com, and Amazon.com (“Amazon”). Maximizing potential distribution in stores and attracting new consumers online will be key growth drivers for Laird Superfood. A large opportunity also exists in out-of-home venues, including hotels, airports, universities, among others, and we are accelerating the pursuit of distribution in these incremental outlets. Our goal is to make our products available wherever our customers choose to shop.

New Product Development

We are focused on creating products that conform to our uncompromising brand ethos of great taste, high-quality ingredients, nutritional density, and functionality. Additional criteria for new product development include the potential for broad commercial acceptance, size of market opportunity, regulatory compliance issues, availability and cost of raw materials, shelf-life and expected usage patterns by potential customers. Broadening our product line will also serve to diversify our revenue base and reduce exposure to potential competitive intensity in any one category.

Targeting Top-Tier Food Industry Gross Margins

Strong gross margins will provide Laird Superfood with a sustainable competitive advantage, as these gross profit dollars can be used to invest in growth initiatives to further differentiate our brand and expand our revenue opportunity as we move toward profitability.

Focus on Environmental, Social and Governance (“ESG”) Best Practices

Laird Superfood’s founders strongly believe we should seek to drive value for all relevant stakeholders, including customers, employees, community, shareholders, and the broader environment. This philosophy of “Ohana” is particularly important to our founders, Laird Hamilton and Gabrielle Reece, and permeates through our culture. Laird Superfood is conscientious in its sourcing of raw materials, the carbon-benefits of facilitating plant-based alternatives, the impact of our operations on the environment and our community and providing products that discourage the culture of single-use plastics.

Our Products

Our goal is to bring our clean, functional, and sustainability-conscious products into our customers’ “Daily Ritual,” formulated with the goal of providing sustained energy and nutrition throughout the day. As part of our focus on these goals, our primary products include: (i) coffee creamers, (ii) hydration and beverage enhancing products, (iii) harvest snacks and other food items, and (iv) functional coffee, tea, and hot chocolate products.

Our creamers include sales of powdered and liquid coffee creamers. Our hydration and beverage enhancing products include sales of “Hydrate” coconut waters and our supplement lines. Harvest snacks and other food items primarily include protein and energy bars, oatmeal, and granola. Coffee, tea, and hot chocolate products include traditional and functional mushroom-ground and whole-bean coffee, hot chocolate with functional mushrooms, and our instant latte line of just-add-water coffee and tea products. Other products include primarily coffee tools and other miscellaneous branded goods.

We view our primary competition as the legacy products, which are typically refined-sugar laden, highly processed, and have indecipherable ingredient lists. We believe that consumers want more transparency and understanding of what they are putting in their bodies and are seeking cleaner alternatives. We are driving those trends through a trusted, authentic brand platform.

Our gross sales by product category are reflected below:

	Year Ended December 31,
	2024		2023
	$	% of Total	$	% of Total
Coffee creamers	$23,088,363	53%	$20,425,029	60%
Coffee, tea, and hot chocolate products	11,184,525	26%	7,968,956	23%
Hydration and beverage enhancing products	9,207,964	21%	5,320,039	16%
Harvest snacks and other food items	6,215,989	14%	6,883,980	20%
Other	172,788	0%	435,388	1%
Gross sales	49,869,629	114%	41,033,392	120%
Shipping income	506,732	1%	899,921	3%
Discounts and promotional activity	(7,081,224)	(15)%	(7,709,115)	(23)%
Sales, net	$43,295,137	100%	$34,224,198	100%

Coffee Creamers

Laird Superfood sells powdered and liquid coffee creamers. We expect to continue expanding our coffee creamer selection with additional flavors, functional ingredients, and formulations based on consumer preferences and demand. Such products historically experienced repeat usage and customer lifetime value characteristics.

We believe our creamers are differentiated from competing products due to their superior taste profile, our rigorous ingredient standards, our focus on whole ingredients, and a differentiated energy profile due to the inclusion of plant-based fats and mushrooms, where applicable. In addition to being coffee additives, our powdered creamers are used by consumers in a variety of different applications, such as smoothies and baked goods. Our liquid creamers utilize functional mushroom extracts, and our powdered creamers have the additional appeal of shelf stability and provide our customers with on-the-go convenience.

Research and Markets estimated that the U.S. creamer market was $27 billion in 2024 and expects it to grow at a 3.8% CAGR through 2029. This market includes products offered by Danone SA, TreeHouse Foods Inc., Nestle SA, and Dean Foods Co, among others.

Powdered Coffee Creamers

Laird Superfood’s coffee creamers originated in powdered form for convenience, sustainability, and to maximize nutritional benefits. Our powdered coffee creamers typically have 18 to 24-month shelf lives. Powdered coffee creamers have historically represented a smaller, lower-price-point segment of the coffee creamer market with a focus purely on convenience and price. We believe that the great taste and recognizable ingredients of our powdered coffee creamers, and utilization of functional ingredients such as mushrooms that support the body and mind, are expanding the segment and attracting new consumers.

Liquid Coffee Creamers

Our liquid coffee creamers were developed internally based on naturally sourced, delicious, and functional ingredients. Liquid creamers provide the added benefits of being on the perimeter refrigerated shelf space and a lower price point per unit than key competing products. While consumers have historically had more options for liquid coffee creamer, clean innovation in the market has been limited due to differences in base, flavor, and sugar levels. In our view, Laird Superfood is leading the way in bringing functional ingredients, such as functional mushrooms, to the product set.

Coffee, Tea, and Hot Chocolate Products

Instant Latte and Hot Chocolate with Functional Mushrooms

Laird Superfood sells high-quality instant beverage products that are pre-mixed with our superfood creamer and functional mushrooms, in just-add-hot-water lines of Instant Latte and Hot Chocolate products. These products compete with other just-add-water lines of instant coffee products and hot chocolate. Demand for Instant Latte continues to grow as younger consumers look for convenience and recognize that instant coffee can also equal a quality experience. Because our Hot Chocolate with Functional Mushrooms are made with coconut sugar rather than more highly refined sugars and include functional mushrooms, we believe our hot chocolate products are highly differentiated from conventional hot chocolate brands. The annual revenues generated in 2024 from the U.S. instant coffee and hot chocolate markets were approximately $1.9 billion and $1.8 billion, respectively, according to Statista.

Whole Bean, and Functional Ground and K-Cup Coffees

Our line of high-quality Peruvian organic roasts includes both traditional and functional mushroom coffee blends, which incorporate functional mushroom extracts, superfoods, and other botanical adaptogens. We believe that these products have intuitive and natural synergies for many consumers of our superfood creamer products, and the convenience of combined ordering on our e-commerce platform. Available in whole, ground, and k-cup options, Laird Superfood coffees can complement any consumer routine. Our coffees are a hand-picked, high altitude, and shade-grown variety selected for their low acidity. The caffeine from our coffee, combined with the naturally derived MCTs in our creamers, has been reported to provide sustained energy that many consumers seek.

Hydration and Beverage Enhancing Products

Beverage Enhancing Products

Our beverage enhancing product line includes Prebiotic Daily Greens, Antioxidant Daily Reds, Performance Mushrooms, Morning Jumpstart, and Sleep and Recover. Our beverage enhancing products are plant-based, minimally processed, and contain recognizable ingredients.

Prebiotic Daily Greens and Antioxidant Daily Reds were carefully designed to fill nutrient gaps that many Americans face. These products are differentiated from the large group of competitors due to their short ingredient lists, focus on whole foods that the body recognizes, superior taste, and value. Business Market Insights sized the U.S. greens powder market at $95 million in 2023.

Morning Jumpstart competes largely as an alternative to single-serve cold-pressed juices which frequently focus on similar ingredients (lemon cayenne mixes, and superfood greens mixes), and certain other powdered beverages. Unlike many competing products, Morning Jumpstart is unique due to the lack of added sweeteners and its convenient powdered form.

Performance Mushrooms compete in the natural supplement market, which is highly fragmented with several peer companies. Mushroom-based products continue to increase in popularity, and consumers are becoming more knowledgeable on the numerous benefits that they offer. Performance Mushrooms stand apart due to the ingredients being simple, and the fact that its organic mushroom powders, which are grown and manufactured in the U.S., are composed of a blend of varieties that Laird Hamilton specifically chose to fuel his body.

Hydrate

Hydrate, our line of powdered coconut water drink mixes, includes a limited number of ingredients, no artificial sweeteners, chemicals, or colors that are prevalent in most competing sports drinks, and a lower cost per serving than traditional single use packaged sports drinks, electrolyte, and coconut waters. Hydrate's environmentally friendly powdered form also avoids single use bottles and requires less fuel than the amount required to transport liquids. Hydrate primarily competes against hydration enhancing sports drinks and other powdered electrolyte mixes. The dominant competitors in the sports drink market, which Mordor Intelligence sized at $12.6 billion in 2024, are Gatorade, owned by PepsiCo, and PowerAde, owned by The Coca-Cola Company. Hydrate also competes within the North American coconut water market, which Grandview Research sized at $1.1 billion in 2024, and which is highly fragmented relative to the sports drink market.

Harvest Snacks and Other Food Items

Bars, oatmeal, and other better-for-you foods

Our Picky Bars, Laird Superfood Protein Bars, and Picky Bars Nut Butter Bars seek to provide cleaner alternatives to the $8.9 billion U. S. snack bar market, which is expected to grow to $9.6 billion by 2029, per Mintel. Our Performance Granola and Performance Oatmeal products compete with top brands such as Bob’s Red Mill, Kellogg, and General Mills, in the $36.5 billion global cereal market, which is expected to grow at a 3.7% CAGR through 2030, per Grand View Research.

Distribution Channels

We generate revenue through two channels: e-commerce and wholesale. Our net sales by distribution channel are reflected below:

	Year Ended December 31,
	2024		2023
	$	% of Total	$	% of Total
E-commerce	$25,642,366	59%	$19,443,885	57%
Wholesale	17,652,771	41%	14,780,313	43%
Sales, net	$43,295,137	100%	$34,224,198	100%

During fiscal year 2024, the majority of our business was conducted through our e-commerce channel, although we expect sales from the wholesale channel to increase as a percentage of our total business as we continue to expand our presence in physical retail stores and our retail distribution and product assortment grows. We have multiple years of cohort data on all customers that have ordered through our direct website and have conducted custom segmentation research. We view this data as indicative of expected customer usage patterns across all channels on the basis of historic trend analysis.

E-commerce

Our e-commerce channel consists of (i) our Direct-to-consumer ("DTC") business, which includes sales through lairdsuperfood.com and pickybars.com, and (ii) Amazon.

Lairdsuperfood.com carries our full portfolio of products with the exception of our liquid coffee creamers. It is a place where we can trial new products and gather valuable consumer feedback before we expand into wholesale distribution. Our website also serves as an educational hub where consumers learn about wellness, nutrition, and product benefits through expert content from founders Laird Hamilton and Gabby Reece, ingredient transparency, and customer FAQs. The online platform prioritizes our subscription service which incentivizes our consumers to consistently use our products as part of their "Daily Ritual." Pickybars.com features our complete Picky Bar collection alongside select Laird Superfood products.

On Amazon, we utilize the fulfilled by Amazon (“FBA”) distribution processes, wherein we send products to Amazon, and Amazon fulfills orders placed through its online marketplace from its fulfillment centers. Amazon charges us fulfillment fees for this service and may charge storage fees for certain inventory. We sell a number of our top selling SKUs on Amazon, including our powdered coffee creamers, functional coffees, and Performance Mushrooms.

Subscriptions play an important role in driving retention rates for our DTC business at lairdsuperfood.com and pickybars.com and in 2024 and 2023 subscriptions made up 52% and 55% of our DTC net sales, respectively. In addition to subscriptions, our DTC business has a high percentage of repeat users. Over 80% of DTC net sales came from either subscribers or repeat users in both 2024 and 2023. Subscriptions on Amazon reached 21% and 19% of sales in that channel in 2024 and 2023, respectively. We expect this trend to continue growing. These dynamics create meaningful recurring revenues and the combination of repeat usage, order frequency and retention rates inform our views on strategic marketing spend and customer unit economics.

Wholesale

Laird Superfood products are sold through a diverse set of retail stores, including conventional, natural, and specialty grocery, club, and food service outlets. Our wholesale channel sales grew by 19% in 2024 compared to 2023, due in equal parts to our distribution footprint expansion and higher velocities at shelf.

Supply Chain

We source our raw materials from a variety of suppliers located both inside and outside the United States. We purchased a substantial portion of our products from three suppliers in 2024. There are multiple sources of roasted coffee products, coconut milk powder, and coconut water powder available, and we believe that we would be able to find suitable replacements for these suppliers on substantially similar terms. Raw materials are shipped to third-party production facilities (“co-manufacturer”) where they are stored until used in production. These raw materials are then mixed and packaged into finished goods. Finished goods are then warehoused and shipped to both retail and wholesale customers, as well as to distributors across the country.

Laird Superfood has a supplier code of conduct for the ethical sourcing of raw materials from within and outside the United States, which we provide to suppliers as part of the supplier-onboarding process.

Regulation

We are subject to a wide range of governmental regulations and policies. We are required to comply with the regulations and policies promulgated by the Environmental Protection Agency (“EPA”), the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Equal Employment Opportunity Commission (“EEOC”), the United States Department of Health and Human Services (“HHS”), the United States Department of Labor (“DOL”), and the Occupational Safety and Health Administration (“OSHA”), among others, in addition to corresponding state, and local agencies. In addition, the Federal Communications Commission (“FCC”) monitors claims made by companies, particularly with celebrity spokespeople, including health claims about products. Our importers, packers, distributors, and suppliers are also subject to various laws and regulations relating to, among others, food safety, environmental protection, and worker health and safety matters.

USDA National Organic Program and Similar Regulations

We are involved in the sourcing, manufacturing, supplying, processing, marketing, selling and distribution of organic food products and, as such, are subject to certain organic certification and quality assurance standards. The Organic Foods Production Act of 1990 (the “OFPA”) mandates that the USDA develop national standards for organically produced agricultural products to assure consumers that those products marketed as organic meet consistent, uniform standards. USDA has implemented the Organic Food Production Act through the Natural Organic Program (“NOP”) regulations which were recently updated and strengthened through the USDA's Strengthening Organic Enforcement rule. We currently manufacture and distribute a number of organic products that are subject to the standards set forth in the OFPA and the NOP regulations. Our organic products are certified organic by a USDA-accredited certifying agent, and we believe that we are in material compliance with the organic regulations applicable to our business.

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

Food-Related Regulations

As a manufacturer and distributor of food products and dietary supplements, we are also subject to a number of federal, state, and local food-related regulations, including, but not limited to, the Federal Food, Drug and Cosmetic Act of 1938, as amended (the “FDCA”) and extensive regulations promulgated thereunder by the FDA. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of foods, beverages, and dietary supplements in the U.S. Among other  matters, the FDA:

•

Requires the registration of facilities that process, pack, and hold food (including dietary supplements) and regulates manufacturing practices for foods through its current good manufacturing practices, preventative controls regulations, and other regulations impacting food manufacturing;

•	Regulates the use of specific direct and indirect food additives, other ingredients, and ingredient safety; and
•	Prescribes the format and content of certain information required to appear on food and dietary supplement product labels.

Some of the key food safety and food labeling regulations in the U.S. are discussed in the following sections. We are subject to the Food Safety Modernization Act of 2011 (“FSMA”), which, among other things, amended the FDCA to require FDA-regulated food facilities to develop and implement a written food safety plan including a hazard analysis and preventative controls program to minimize or prevent food safety hazards (“HACCP” plans). The FDA also enforces the Public Health Service Act (the “PHSA”) and regulations issued thereunder, which authorizes regulatory activity necessary to prevent the introduction, transmission, or spread of communicable diseases. We are subject to numerous other federal, state, and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products and dietary supplements.

Food Safety Regulations

FSMA enabled the FDA to better protect public health by strengthening the food safety system through several new foundational regulations. The law provided the FDA with new enforcement authorities and tools designed to achieve higher rates of compliance with prevention- and risk-based food safety standards and to better respond to and contain problems when they do occur.

We believe that we are in material compliance with the currently effective regulations promulgated by the FDA to implement FSMA to the extent that such regulations are applicable to our business. We have developed a program that we believe is in compliance with this regulation.

The FDA’s Foreign Supplier Verification Program requires that the United States owner or consignee of imported food take steps to verify that the foreign supplier of imported food is manufacturing the food in accordance with FDA requirements, that the importer understand what hazards the foreign supplier is controlling and how those hazards are controlled, and that this oversight program is documented. The regulation is being implemented using a tiered series of compliance dates based on the size of the U.S. importer and the foreign supplier. We have developed a program that we believe is in compliance with this regulation.

We are also subject to numerous other federal, state, and local regulations involving such matters as the licensing and registration of manufacturing facilities, food safety systems, sanitary transportation of food products, record keeping, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products.

Dietary Supplement Regulations

In addition to our conventional food products, we operate in the dietary supplement industry and label, distribute and market our dietary supplement products. The dietary supplement industry is fast paced, highly fragmented, and intensely competitive. It includes companies that manufacture and distribute products that are intended to support the body’s performance and well-being. Dietary supplements include vitamins, minerals, other supplements, herbs, botanicals, and compounds derived therefrom.

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of dietary supplements. In January 2000, the FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body.” In the rule and its preamble, the FDA distinguished between permitted claims under the FDCA relating to the effect of dietary supplements on the structure or functions of the body, and impermissible direct or implied claims of the effect of dietary supplements on any disease. In June 2007, the FDA issued a rule, as authorized under the FDCA, that defined current Good Manufacturing Practices in the manufacture and holding of dietary supplements. Effective January 1, 2006, legislation required specific disclosures in labeling where a food, including a dietary supplement, contains an ingredient derived from any of eight named allergens. Legislation passed at the end of 2006 now requires us to report to the FDA any reports of “serious adverse events” associated with the use of a dietary supplement or an over-the-counter drug that is not covered by new drug approval reporting. The FDA created the Office of Dietary Supplements (“ODSP”) on December 21, 2015, which elevated the FDA’s program from its previous status as a division under the Office of Nutrition and Dietary Supplements. However, FDA underwent a reorganization on October 1, 2024, resulting in ODSP now reporting to the Office of Food Chemical Safety, Dietary Supplements, and Innovation (“OFCSDSI”).

The Dietary Supplement Health and Education Act of 1994, referred to as DSHEA, revised the provisions of the FDCA concerning the composition and labeling of dietary supplements and statutorily created a new class entitled “dietary supplements.” Dietary supplements include vitamins, minerals, herbs, amino acids, and other dietary substances used to supplement diets. Some of our products are considered dietary supplements as outlined in the FDCA, which requires us to maintain evidence that a dietary supplement is reasonably safe. A manufacturer of dietary supplements may make statements concerning the effect of a supplement or a dietary ingredient on the structure or any function of the body, in accordance with the regulations described above. As a result, we make such statements with respect to our products. In some cases, such statements must be accompanied by a statutory statement that the claim has not been evaluated by the FDA and that the product is not intended to treat, cure, mitigate, or prevent any disease, and the FDA must be notified of such claim within 30 days of first use.

Food and Dietary Supplement Labeling Regulations

We are subject to various labelling requirements with respect to our products at the federal, state, and local levels. At the federal level, the FDA has authority to review product labels and, increasingly, website and social media content. The FTC has the primary authority to regulate advertising materials, including online and television advertisements, to determine if advertising materials are misleading. The Company is subject to certain requirements relating to food and dietary supplement labeling under the FDCA and corresponding FDA regulations as well as corresponding state laws and regulations. Labeling for our products must also comply with the Bioengineered Food Disclosure Standard and NOP standards required by the USDA.

The FDA requires that all food products be labeled to disclose the net contents, the identity of commodity, nutrition information, and the name and place of business of the product’s manufacturer, packer, or distributor. Both the FDA and FTC also require that any claim on the product be truthful and not misleading. The FDA also has detailed regulations and requirements governing various types of claims about products’ nutritional value and wellness benefits, such as a nutrient content claims, health claims, and structure-function claims. Claims falling under these regulations must be phrased in specific ways to avoid misrepresenting the food. We believe we are in compliance with applicable FDA and FTC claims regulations.

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

We believe that we are in material compliance with existing food-related regulations applicable to our business. It is possible, although we believe unlikely, that the cost of our continued compliance with existing and future food-related regulations could have a material effect on our capital expenditures, earnings, cash flows, or competitive position in the foreseeable future, due to increased regulatory changes and uncertainty associated with the 2025 change in presidential administration.

If we fail to comply with these or other laws and regulations enforced by the FDA, FTC, or USDA, we may be subject to various administrative, civil, or even criminal penalties that could adversely affect our business and its operations.

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

In addition, we are subject to various state and local consumer protection laws, including laws that allow for private class action litigation challenges to the labeling, marketing, and advertising of foods as well as state laws regulating food packaging materials and composition.

We believe that we are in material compliance with existing consumer protection regulations applicable to our business but note that compliance does not preclude all risk of consumer litigation. We do not expect the cost of our continued compliance with existing consumer protection regulations to have a material effect on our capital expenditures, earnings, cash flows or competitive position in the foreseeable future.

Intellectual Property

We have the right to the following material trademarks: Laird Superfood, Superfood Creamer, Picky Bars, and Picky Bars Drizzle in the United States, and Laird Superfood in several international jurisdictions, including the European Union.

Human Capital Resources

Laird Superfood is guided by a strong vision, mission, and values set. As of December 31, 2024, we had 26 full-time employees and two part-time employees, none of whom are represented by labor unions or covered by collective bargaining agreements.

The Company manages the full employee life cycle, from talent acquisition to career development and succession planning, aiming to maintain a highly engaged and productive workforce. We recruit top talent directly and through external firms in addition to our partnerships with colleges and universities.

A robust onboarding process ensures all employees understand the Company's history, vision, mission, values, and goals. Communication is emphasized through monthly town hall meetings, departmental updates, and regular one-on-one meetings.

An annual talent review identifies top performers and high-potential employees, informing development activities. Laird Superfood supports internal growth and offers external leadership development opportunities, as well as internal training on key competencies. Regular talent reviews are crucial for meeting future business needs.

With the goal of retaining top talent and ensuring equitable pay practices, we offer competitive salaries and benefits including employer paid medical and vision insurance, dental insurance, life and short-term disability insurance, paid time off, and a retirement savings plan with an employer safe harbor contribution, and participation in our equity incentive program.

We believe diversity and inclusion enable the Company to benefit from multiple points of view and broad thinking innovation. Diversity and inclusion better position us to understand our customers’ needs and to ultimately succeed in our vision of providing better food for a better world. Our workforce is likewise gender diverse. We continue to seek opportunities for building an inclusive culture that encourages, supports, and celebrates the diverse voices of our world.

Corporate Information

We were originally formed in 2015 and are currently incorporated under the laws of the State of Nevada. Our principal executive offices are located at 5303 Spine Road, Suite 204, Boulder, Colorado, 80301. Our websites are www.lairdsuperfood.com and www.pickybars.com. We make available on or through www.lairdsuperfood.com certain reports and amendments to those reports that we file with or furnish to the United States Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. We have included our website address in this Form 10-K as an inactive textual reference only. Information contained on, or that can be accessed through, our websites are not part of this Form 10-K. You should not rely on any information contained or included on our website in making your decision whether to purchase our common stock.

ITEM 1A. RISK FACTORS.

Our business is subject to various risks and uncertainties. Investors should carefully read the following factors as well as the cautionary statements referred to in “Cautionary Note Regarding Forward-Looking Statements” included herein. If any of the risks and uncertainties described below or elsewhere in this Form 10-K occur, the Company’s business, financial condition, or results of operations could be materially adversely affected.

Risks Relating to Our Limited Operating History, Financial Position and Capital Needs

We are an early-stage company and have incurred significant losses since our inception. We may continue to incur losses for the foreseeable future.

We are an early-stage company. We were formed and commenced operations in June 2015. We face all the risks faced by young companies, including significant competition from existing and emerging competitors, many of which are established and have greater access to capital than we do. In addition, as a newer business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to transition from an early-stage company to a company capable of supporting larger scale commercial activities. If we are not successful in such a transition, our business, results, and financial condition will be harmed.

We may need additional funding in order to grow our business.

We have historically financed our operations through our initial public offering, private placements of our common and preferred stock, borrowings under loan agreements, and, recently, through our core operating activities. We have devoted substantially all our financial resources and efforts to developing our products, workforce, building awareness of our brand, and growing retail distribution. Our long-term growth and success are dependent upon our ability to consistently generate cash from operating activities. Although we have been generating cash from operations over the last 15 months, there is no assurance that we will be able to generate sufficient cash from operations or access the capital we need to grow our business long term. Our inability to obtain additional capital could have a material adverse effect on our ability to fully implement our business plan and grow our business, to a greater extent than we can with our existing financial resources.

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

We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

•	acquire or invest in complementary businesses or assets;
•	increase our sales and marketing efforts and address competitive developments;
•	provide for supply and inventory costs;
•	fund development and marketing efforts of any future products or additional features to then-current products;
•	acquire, license, or invest in new technologies; or
•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and further improve gross margins;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts; and
•	the effect of competing market developments.

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our shareholders could result. Any equity securities issued also could provide for rights, preferences, or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights or grant licenses on terms that are not favorable to us.

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

We may not successfully accomplish any of these objectives, and even if we are successful in growing our revenues, we expect our revenue growth rate will decline as our revenue increases. Although we have generated positive cash flow during the year ended December 31, 2024, we may not generate positive cash flow in the future. Consequently, considering our limited operating history, any predictions about our future success or viability may not be accurate.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

Our growth since inception has placed, and may continue to place, significant demands on our organizational, administrative, and operational infrastructure, including manufacturing operations, quality control, technical support and customer service, sales force management, and general and financial administration. As we continue to grow, we will need to make significant investments in multiple facets of our company, including in sales, marketing, product development, information technology, and personnel. We will also need to improve our operational, financial and management controls as well as our reporting systems and procedures.

If we are unable to manage our growth effectively, we may be unable to execute our business plan, which could have a material adverse effect on our business and our results of operations. Managing our planned growth effectively will require us to:

•	maintain a low cost of customer acquisition relative to customer lifetime value;
•	identify products that will be viewed favorably by customers;
•	successfully hire, train, and motivate employees, including additional personnel for our technological, sales and marketing efforts.

The majority of our direct costs are variable, and we believe that we have headcount to support significant growth. However, any future increases in expenditures in anticipation of future sales that do not materialize could adversely affect our profitability. In addition, if we are unable to effectively manage the growth of our business, the quality of our products may suffer, and we may be unable to address competitive challenges, which would adversely affect our overall business, operations, and financial condition.

We have a history of losses, and we may be unable to sustain profitability and positive cash flows from operating activities.

Although we achieved positive cash flow during the year ended December 31, 2024, we have not achieved consistent profitability, and in the past, we have experienced significant operating losses. While we are confident in our strategy, we may not be able to sustain free cashflow positive operations in future periods or be profitable in the future. In 2024 and 2023, we incurred operating losses of $2.2 and $10.7 million, respectively. Over time our operating expenses may increase as we hire additional employees, support our strategic and other customer relationships, innovate and commercialize products, build our brand, expand our marketing channels, drive consumer adoption of our products, increase our customer base, supplier network, and co-manufacturing partners and review geographic expansion. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. Accordingly, we may not be able to successfully implement our long-term growth strategies or achieve or sustain profitability, and we may incur significant losses for the foreseeable future.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to disclose a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Risks Relating to Our Business

We depend on third parties for manufacturing and distribution.

We depend on third-party service providers for raw materials, manufacturing, and distribution. As of December 31, 2024, approximately 71% of our inventory was held by two partners. Our business could be adversely affected if these providers fail to meet their obligations, experience disruptions, fail to comply with relevant laws and regulations, or if we need to change providers with short notice. For example, on February 7, 2025, we received a letter from a co-manufacturer, which manufactures liquid creamers, indicating their intention to terminate our Processing Agreement six months from the date of the letter, prior to the contractual end date. While we do not expect this to result in any material impact on our business, if we were unable to find a new co-manufacturer before we sell through our existing stock of liquid creamers, we could experience out-of-stocks that impact our sales of that product line until we find a new, suitable partner. Limited availability of co-manufacturers that meet our high standards adds to this risk. In addition, if we fail to secure terms that are beneficial for us, our margins could be impacted. If we cannot maintain sufficient and satisfactory production, warehousing, and distribution capacity though third-party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution, and warehousing costs may increase, which could negatively affect our business.

Competition in the food and beverage retail industry, especially Internet-based competition, is strong and presents an ongoing threat to the success of our business.

The food and beverage industry is very competitive both online and in wholesale markets. We compete with larger retailers with longer histories, greater brand recognition, more resources, and numerous natural and organic producers. Changes in our competitors' strategies or consumer preferences could negatively affect our sales and profitability. Despite our efforts to differentiate ourselves by providing an expanding selection of natural, organic, and functional products, competitive pricing, convenience, and exceptional customer service, some of our competitors have significantly more resources than we do, which may pose significant challenges. For example, if natural, organic, and functional food and beverage competitors seek to gain or retain market share by reducing prices, we would likely be forced to reduce our prices on similar product offerings in order to remain competitive, which may result in a decrease in our market share, net sales and profitability and may require a change in our operating strategies.

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

We expect competition in the natural, organic, and functional food and beverage industry, and in particular Internet-based competition, generally to continue to increase. We believe that our ability to compete successfully in this market depends upon many factors both within and beyond our control, including:

•	the size and composition of our customer base;
•	the number of products that we feature on our websites;
•	the quality and responsiveness of customer service;
•	our selling and marketing efforts;
•	the quality and price of the products that we offer;
•	the convenience of the shopping experience that we provide;
•	rapid changes affecting global, national, and regional economies;
•	unpredictable changes in the relevant legal and regulatory landscapes;
•	our ability to manage our third-party manufacturing and logistics partners; and
•	our reputation and brand strength.

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

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brands and products to drive increased sales. However, we face many risks, uncertainties and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving natural, organic, and functional food and beverage industry. Our ability to implement our growth strategy depends, among other things, on our ability to:

•	develop and introduce new and appealing products in our portfolio of brands and successfully innovate on our existing products;
•	successfully compete in the product categories in which we choose to operate;
•	attract and maintain a large customer base and develop and grow that customer base;
•	increase awareness of our portfolio of brands and develop effective marketing strategies to ensure consumer loyalty;
•	establish and maintain strategic relationships with key sales, marketing, manufacturing and distribution providers; and
•	attract, retain, and motivate qualified personnel.

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

Laird Superfood is in the early stages of commercializing some products and we are constantly innovating. The success of these products is uncertain—they may not reach commercialization, sell as expected, or be manufactured or as planned. Developing and launching new products is costly and time-consuming. If a product fails to gain market acceptance or cannot be manufactured or marketed as anticipated, the investment may be lost. Failures in product development or quality could lead to customer loss and potential claims, adversely affecting the Company's business and financial health. The market for Laird Superfood's products is new and evolving, making it difficult to predict its size and growth. Additionally, manufacturing costs and market demand are uncertain. Success in developing and manufacturing new products, including through co-packers, is not guaranteed. If the market for new products fails to develop or becomes saturated with competitors, it could negatively impact the Company's financial condition and operating results.

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

We purchase our products from a variety of suppliers, including international suppliers. Our direct purchases from non-US suppliers represented a majority of our raw materials, and we expect our international purchases may grow with time. Additionally, we may source from new non-US suppliers over time as raw material availability changes. We may in the future enter into agreements with distributors in foreign countries to sell our products. All of these activities are subject to the uncertainties associated with international business operations, including:

•	difficulties with foreign and geographically dispersed operations;
•	having to comply with various U.S. and international laws;
•	changes and uncertainties relating to foreign rules and regulations;
•	tariffs, export or import restrictions, restrictions on remittances abroad, imposition of duties or taxes that limit our ability to import necessary materials;
•	limitations on our ability to enter into cost-effective arrangements with distributors, or at all;
•	fluctuations in foreign currency exchange rates;
•	imposition of limitations on production, sale or export in foreign countries, including due to pandemic or quarantine;
•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign processors or joint ventures;
•	imposition of differing labor laws and standards;
•	economic, political, environmental, health-related, or social instability in foreign countries and regions (such as in Southeast Asia in 2022 and South America in 2023);
•	an inability, or reduced ability, to protect our intellectual property;
•	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;
•	difficulties in enforcing contracts and legal decisions; and
•	less developed infrastructure.

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

All risks relating to business operations outside of the U.S. may be exacerbated by the current U.S. political climate. The new presidential administration, which took office in January 2025, is expected to make policy changes regarding imports, exports, and tariffs. These changes may disrupt our supply chain and may increase our operating costs.

Our results may be negatively affected by changes in foreign currency exchange rates.

Currently, substantially all of our international purchase and sales contracts are denominated in U.S. dollars and generally do not guarantee long term pricing. As a result, a decrease in the value of the U.S. dollar relative to foreign currencies could increase our costs in dollars for the food products and ingredients that we import from other countries. In addition, an increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our selling price or risk making our products less competitive in international markets. The Company has not historically hedged foreign exchange risks.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of our common stock, or if taxable income does not reach sufficient levels.

As of December 31, 2024, the Company reported consolidated U.S. federal net operating loss (“NOLs”) carryforwards of approximately $147.1 million. The Company’s ability to use its NOL carryforwards and certain other tax attributes will depend on the amount of taxable income it generates in future periods and, as a result, certain of the Company’s NOL carryforwards and other tax attributes may expire before it can generate sufficient taxable income to use them in full. In addition, the Company's ability to use its NOL carryforwards and certain other tax attributes to offset future taxable income may be limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Potential future transactions involving the sale or issuance of our common stock may increase the possibility that the Company will experience a future “ownership change” under Section 382. Such transactions may include the issuance of our common stock for cash, the conversion of any future convertible debt, the repurchase of any debt with the Company’s common stock, the acquisition or disposition of any stock by a stockholder owning 5% or more of the outstanding shares of our common stock, or a combination of the foregoing.

We may be unable to adequately protect our brand and our other intellectual property rights.

We regard our brand, customer lists, trademarks, domain names, trade secrets and similar intellectual property as critical to our success. We may rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. We might not be able to obtain broad protection in the United States for all our intellectual property. The protection of our intellectual property rights may require the expenditure of significant financial, managerial, and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all our trademarks. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. To date, the Company has not applied for patent protection on any of its technology. The process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Furthermore, our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information.

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

In addition, our technology platform may use open-source software. The use of such open source software may subject us to certain conditions, including the obligation to offer, distribute, or disclose our technology platform for no or reduced cost, make the proprietary source code subject to open source software licenses available to the public, license our software and systems that use open source software for the purpose of making derivative works, or allow reverse assembly, disassembly, or reverse engineering. We monitor our use of open-source software to avoid subjecting our technology platform to conditions we do not intend. However, if our technology platform becomes subject to such unintended conditions, it could have an adverse effect on our business, financial condition, and results of operations.

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

The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties, deficiencies on behalf of our co-manufacturers, product contamination, or spoilage. Under certain circumstances we have in the past been, and may be required in the future, to recall or withdraw products, suspend production of our products, or cease operations, which may lead to a material adverse effect on our business. For example, in the first quarter of 2023, we discovered a sensory product quality issue with coconut milk powder from one of our suppliers and immediately initiated a voluntary product withdrawal. We contacted all impacted wholesaler customers and e-commerce customers to aggressively pull back as much of the affected product as possible. In connection with this withdrawal, we incurred costs associated with inventory obsolescence, quality testing, remedial discounts and replacement orders, and lost sales due to out of stocks. We implemented a robust sensory testing program to prevent future quality issues.

Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers and suppliers comply in all material respects with all applicable laws and regulations, if the purchase or consumption of any of our products is alleged to have caused a legally recognizable injury (including financial loss), a health-related illness (such as listeria) or death to a consumer, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused loss, illness, or physical harm could cause consumers to lose confidence in the safety and quality of our products or accuracy of our marketing. Moreover, claims or liabilities of this type might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others, including our co-manufacturers. Although we maintain product liability and product recall insurance in an amount that we believe to be consistent with market practice, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

We rely on independent third-party certification, such as certifications of our products as “organic” or “Non-GMO” (non-genetically modified organisms), to differentiate our products from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified organic. We must maintain our organic handler certification and ensure that our organic ingredient suppliers hold and maintain necessary certification. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, if it is not adequately cleaned after a production run, or we mislabel a product as “organic.” In addition, all raw materials must be certified organic. The loss of any independent certifications could adversely affect our market position as an organic and natural products company, which could harm our business. Additionally, if any of our third-party certifiers are subject to compliance or legal issues or negative publicity, our reputation and business could be harmed by our association with such entity.

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

The organic ingredients that we use in the production of our products (including, among others, coffee, coconut sugar, coconut milk powder, and extra virgin coconut oil) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes, and pestilences. Natural disasters and adverse weather conditions (including the potential effects of climate change) can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of Non-GMO and organic ingredients or increase the prices of Non-GMO and organic ingredients. If our supplies of Non-GMO and organic ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition, and results of operations.

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

Agricultural products are vulnerable to adverse weather conditions, including severe rains, drought and temperature extremes, floods, and windstorms, which are quite common but difficult to predict. Agricultural products also are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality and, in extreme cases, entire harvests may be lost. Additionally, as of December 31, 2024, because approximately 71% of our inventory was concentrated in one geographical area by co-manufacturing and third-party logistics partners, adverse weather, or natural disasters, including fires, earthquakes, winter storms, droughts, or volcanic events could result in significant costs and meaningfully reduce our capacity to fulfill orders and maintain normal business operations. These factors may result in lower sales volume and increased costs due increased costs of products. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of products from alternative areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations, and financial condition.

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

We rely on suppliers and vendors to meet our high-quality standards and supply products in a timely and efficient manner. Although we work with multiple suppliers for each of our key raw materials, there is no assurance that quality natural and organic products will continue to be available to meet our specific and growing needs. This may be due to, among other reasons, problems with our suppliers’ and vendors’ businesses, finances, labor relations, ability to export materials, international shipping delays, product quality issues, costs, production, crop yields, insurance, and reputation, as well as disease outbreaks or pandemics, acts of war, terrorism, natural disasters, fires, earthquakes, flooding or other catastrophic occurrences. If for any reason our suppliers or vendors became unable or unwilling to continue to provide services to us, this would likely lead to a temporary interruption in our ability to import our products until we found another entity that could provide these services. Failure to find a suitable replacement, even on a temporary basis, would have a material adverse effect on our ability to meet our current production targets, make it difficult to grow and would hurt our results of operations.

In addition, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events (such as the unrest in Sri Lanka in 2022 and in Peru in 2023). In the event that our supply from our current suppliers is interrupted, our operations may be interrupted resulting in lost revenue, added costs and distribution delays that could harm our business and customer relationships until we are able to identify and enter into an agreement with one or more alternative suppliers. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability, or timely delivery of their products. In the event that our supply from our current suppliers is interrupted, our operations may be interrupted resulting in lost revenue, added costs such as, without limitation, shipping costs, and distribution delays that could harm our business and customer relationships until we are able to identify and enter into an agreement with one or more alternative suppliers.

Our future results of operations may be adversely affected by volatile commodity costs.

Many aspects of our business could be directly affected by volatile commodity costs. Agricultural commodities and raw materials, including coconut milk powder, organic coconut sugar, organic extra virgin coconut oil, and freeze-dried coconut water. These items, as well as a growing list of new ingredients as we expand our product portfolio, are subject to price volatility which can be caused by commodity market fluctuations, inflation, crop yields, seasonal cycles, weather conditions (including the potential effects of climate change), temperature extremes and natural disasters (including floods, droughts, water scarcity, frosts, earthquakes and hurricanes), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, natural disasters and government programs and policies among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, distribution costs for our products and packaging costs. While we may seek to offset the volatility of such costs with a combination of cost savings initiatives, operating efficiencies, and price increases to our customers, we may be unable to manage cost volatility. If we are unable to fully offset the volatility of such costs, our financial results could be adversely affected.

We rely on our founders, Laird Hamilton and Gabrielle Reece.

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

Mr. Hamilton and Ms. Reece may engage in outside business activities from time to time, including the XPT Extreme Performance Training brand, Laird Apparel, and various endorsement opportunities. These activities may interfere with the respective time and attention Mr. Hamilton and Ms. Reece can devote to the Company’s business and affairs, which could have a material and adverse effect on the business. We have also entered into limited non-competition and non-solicitation agreements with Mr. Hamilton and Ms. Reece, which makes us vulnerable to competition from them. These conflicts of interest may result in the loss of business opportunities, which may materially and adversely affect our prospects, business advantage, financial condition, and results of operations.

If the reputation of our brand erodes significantly, it could have a material impact on our results of operations.

Our financial success is directly dependent on the consumer perception of our brand. The success of our brand may suffer if our marketing plans or product initiatives do not have the desired impact on our brand’s image or its ability to attract consumers. Further, our results could be negatively affected if our brand suffers substantial damage to its reputation due to real or perceived quality issues, adverse publicity about our products, packaging or ingredients, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers, or perception that the Company or any of its executives or Mr. Hamilton or Ms. Reece is perceived to act in an irresponsible or objectionable manner. In addition, it is possible for such information, misperceptions, and opinions to be shared quickly and disseminated widely due to the continued growing use of social and digital media. Negative posts or comments about the Company or any of its executives or Mr. Hamilton or Ms. Reece, or our products or packaging on social or digital media could seriously damage our brands and reputation.

We rely on retailers and distributors for a substantial portion of our sales, and our failure to maintain and further develop our sales channels could harm our business.

We sell a substantial portion of our products through retailers such as Costco, through distributors such as United Natural Foods, Inc. and KeHE Distributors, and online through Amazon, and we depend on these third parties to sell our products to consumers.

The loss of, or business disruption at, one or more of these retailers or distributors or a negative change in our relationship with Costco or Amazon or a disruption to Amazon as a sales channel could have a material adverse effect on our business. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors, the growth of our business may be adversely affected, and our business may be harmed.

We are not the exclusive seller of our products into e-commerce channels, such as Amazon, and face competition in that channel from resellers of our products. Further, the terms of our agreements with these distributors allow us to plan for the future, maintain growth and strengthen our relationships with key customers. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

We depend upon internet search engines and other providers of digital advertising to attract a significant portion of our potential customers to our websites, and any change in the prominence of our website in either paid or algorithmic search result listings or an increase in purchasing digital ads could cause the number of visitors to our websites and our revenue to decline.

We depend in significant part on various internet search engines, such as Google, and other providers of digital advertising to direct a significant number of potential customers to our websites. Search websites typically provide two types of search results, algorithmic and paid listings. Algorithmic, or organic, listings are determined and displayed solely by a set of formulas designed by search companies. Paid listings can be purchased and then are displayed if particular words are included in a user’s internet search. Placement in paid listings is generally not determined solely on the bid price but also takes into account the search engines’ assessment of the quality of the website featured in the paid listing and other factors. We rely on both algorithmic and paid search results, as well as digital advertising on other websites and through other providers, to direct a substantial share of the visitors to our websites.

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

Many of our customers are individuals that buy from us under purchase orders, and we generally do not have long-term agreements with or commitments from these customers for the purchase of products. We cannot provide assurance that our customers, including customers that participate in our subscription programs, will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our customers’ sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition, or results of operations.

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
•

concerns about obesity and the health effects of specific ingredients and nutrients, such as sugar and other sweeteners, ingredients derived from genetically modified organisms ("GMOs"), gluten, grains, dairy, soybeans, nuts, oils, vitamins, fiber, and minerals; and

•	increasing awareness of the environmental and social effects of product production, including agricultural production by food manufacturers and their suppliers.

The development and introduction of new products could require substantial research and development and other expenditures, including capital investment and marketing and warehouse slotting investments. In addition, the success of our innovation and product development efforts depends upon our ability to anticipate changes in consumers’ preferences, the technical capability of our research and development staff in developing, formulating, and testing new products, and our ability to introduce the resulting products in a timely manner. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits through product innovations and extensions will be less successful.

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

Our information technology systems may be vulnerable to a variety of interruptions, as a result of our enterprise platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, cyber-attacks, and other security issues. These events could compromise our confidential information, impede, or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation, and reputational damage. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm.

While we have implemented administrative and technical controls, maintained information security training programs, perpetuated external reviews, and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks, ransomware attacks, or other security breaches to our computer systems, which could have a material adverse effect on our business, financial condition, or results of operations. Similarly, while we currently maintain insurance that is intended to cover security and information system incidents, the insurance may not cover all or any of the losses, types of claims, damages to our brand, or damages to our reputation due to the specific facts and circumstances surrounding the event, and such insurance may not remain available on advantageous terms or at all.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10 and March 12, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank (“SVB”), and Signature Bank, respectively, after each bank was unable to continue their operations. These events exposed vulnerabilities in the banking sector, including legal uncertainties, significant deposit outflows, volatility, and contagion risk, and caused market prices of regional bank stocks to plummet.

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

We are affected by a wide range of governmental laws and regulations. Examples of regulatory agencies influencing our operations include the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), and the Environmental Protection Agency, among others. These agencies regulate, among other things, with respect to our products and operations:

•	design, development and manufacturing;
•	testing, labeling, content, and language of instructions for use and storage;
•	product safety and ingredients;
•	marketing, sales, and distribution;
•	record keeping procedures;
•	advertising and promotion;
•	recalls and corrective actions; and
•	product import and export.

These laws and regulations affect various aspects of our business. For example, certain food ingredient products manufactured by Laird Superfood are regulated under the United States Federal Food, Drug, and Cosmetic Act (“FDCA”), as administered by the FDA. Under the FDCA, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is generally recognized as safe, under the conditions of its intended use by qualified experts in food safety. We believe that most food ingredients in our products are generally recognized as safe. However, this status cannot be determined for some ingredients until actual formulations and uses are finalized. As a result, we may be adversely affected if the FDA determines that our food ingredient products do not meet the criteria for generally recognized as safe. Food and beverage products that contain unapproved ingredients that are not generally recognized as safe may be considered to be adulterated under the FDCA, which could result in market withdrawal or recall of such product or other enforcement actions. There is increasing government and public scrutiny on food additives and ingredients, and it is possible that the regulations governing the ingredients in our products could change, which could have a material adverse effect on our business, financial condition, and results of operations.

The regulations to which we are subject are complex and have tended to become more stringent over time. The 2025 change in presidential administration and related changes in regulatory agency personnel and policies are leading to increase uncertainty for us and other regulated industry stakeholders. Ahead of the 2025 administration change, FDA released several new regulations, guidance documents and proposed rules that the new administration may or may not adopt, some of which are or may be relevant to our business. For example, FDA proposed a rule on January 16, 2025, that would require certain nutrition information to be included on front-of-package on majority of food products if finalized. In addition to compliance costs associated with understanding the requirements and revising labeling, implementing this rule could adversely affect our consumer perception of our products, reputation, and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

Overall, regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions and third-party lawsuits such as:

•	warning letters;
•	fines;
•	injunctions;
•	civil penalties and civil lawsuits;
•	termination or disruption of manufacture and distribution;
•	voluntary or mandatory recalls or seizures of products;
•	delays in the introduction of products into the market; and
•	total or partial suspension of production.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and harm our reputation, business, financial condition and results of operations. We may also be required to take corrective actions, such as reformulating, or relabeling our products, or taking other actions, which could require us to make substantial capital expenditures. In addition, we could be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

The FDA may also take issue with the name “Laird Superfood” or any derivative name, as “superfood” is, to our knowledge, still undefined by regulatory agencies. In addition to any regulatory costs, if the Company were required to change its name, there would likely be, or could be, among other results, a negative effect on the Company’s branding and customer perception.

Regulatory enforcement concerning marketing and labeling of food or dietary supplement products could adversely affect our business and reputation.

Products that we sell carry claims as to their origin, ingredients, or health benefits, including, by way of example, the use of the term “natural,” “functional,” or “healthy,” or similar synonyms or implied statements relating to such benefits. Although the FDA and the USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, United States government regulated definition of the term “natural” for use in the food industry, which is true for many other adjectives common in the better-for-you and functionally focused food industry. The resulting uncertainty has led to consumer confusion, distrust, and legal challenges. Plaintiffs have commenced legal actions against several food companies that market “natural” products, asserting false, misleading, and deceptive advertising and labeling claims, including claims related to genetically modified ingredients, preservatives, allegedly synthetic ingredients, contaminants such as heavy metals or microplastics, environmental impact, and other claims. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

In December 2024, FDA promulgated a revised definition of “healthy” when used as an implied nutrient content claim. As it stands, food manufacturers and brands must achieve compliance with the new rule by February 25, 2028, which may require us to revise our product labels and other materials that may be considered labeling to revise or remove related claims.

Similarly, certain USDA regulations set forth the minimum standards producers must meet in order to have their products labeled as “certified organic,” and we currently manufacture several organic products that are covered by these regulations. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. We could lose our “organic” certification if a facility becomes contaminated with non-organic ingredients, if we do not use raw materials that are certified organic, or if key ingredients used in our products are no longer allowed to be used in food certified as “organic.” The loss of our “organic” certifications and subsequent ineligibility period could materially and adversely affect our business, financial condition, or results of operations.

In addition, the USDA requires disclosure of the use of genetic engineering in manufacturing a product or an ingredient used in a product. We believe we are in material compliance with the mandatory bioengineering food disclosure standard. If the USDA determines our practices are inconsistent with the bioengineering disclosure regulations, it may be necessary to make changes in our labeling and we could face enforcement actions, either or both of which could adversely affect customer acceptance of our product and materially and adversely affect our business.

Our reputation could suffer from real or perceived issues involving regulatory enforcement or litigation concerning the marketing or labeling of our products.

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, unfair trade practices and breach of state consumer protection statutes. The FTC and/or state attorneys general may bring legal action that seeks removal of a product from the marketplace and impose fines and penalties. Even when unmerited, class claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition, or results of operations. Additionally, we may have to enter settlement agreements to resolve such claims, even when unmerited, which could result in restrictions to our product offering, labeling, or advertising in addition to a sizeable cash payment or other remedies sought by the plaintiffs.

In addition, the National Advertising Division of the Council of Better Business Bureaus, Inc. (“NAD”) administers a self-regulatory program of the advertising industry to ensure truth and accuracy in national advertising. NAD both monitors national advertising and entertains inquiries and challenges from competing companies and consumers. Investigations may require advertisers to demonstrate to NAD that the claim(s) at issue are properly substantiated. Should our advertising be determined to be false or misleading, we may have to pay damages, revise, or withdraw our campaign and possibly face fines or sanctions, which could have a material adverse effect on our sales and operating results

We may be subject to specific FTC endorsement and/or testimonial regulations that would interfere with our advertising, marketing, and labeling strategies.

The FTC regulates the use of endorsements and testimonials in advertising as well as relationships between advertisers and social media influencers pursuant to principles described in the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (the “Endorsement Guides”). The Endorsement Guides provide that an endorsement must reflect the honest opinion of the endorser and cannot be used to make a claim about a product that the product’s marketer could not itself legally make. They also say that if there is a connection between an endorser and the marketer that consumers would not expect and it would affect how consumers evaluate the endorsement, that connection should be disclosed. Another principle in the Endorsement Guides applies to ads that feature endorsements from people who achieved exceptional, or even above average, results from using a product. If the advertiser doesn’t have proof that the endorser’s experience represents what people will generally achieve using the product as described in the ad, then an ad featuring that endorser must make clear to the audience what results they can generally expect to achieve, and the advertiser must have a reasonable basis for its representations regarding those generally expected results.

Although the Endorsement Guides are advisory in nature and do not operate directly with the force of law, they provide guidance about what the FTC staff generally believes the Federal Trade Commission Act, or FTC Act, requires in the context using of endorsements and testimonials in advertising and any practices inconsistent with the Endorsement Guides can result in violations of the FTC Act’s proscription against unfair and deceptive practices.

To the extent we may rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Endorsement Guides and we will otherwise endeavor to follow the FTC Act and other legal standards applicable to our advertising. While we do request that public persons who we engage as paid advertisers, or provide samples of product to, disclose their relationship with us prior to sharing on social media or other endorsement, we cannot ensure all recipients comply with this request and we cannot completely monitor what they post on social media. If our advertising claims or claims made by our social media influencers or by other endorsers with whom we have a material connection do not comply with the Endorsement Guides or any requirement of the FTC Act or similar state requirements, the FTC and state consumer protection authorities could subject us to investigations and enforcement actions, impose penalties, require us to pay monetary consumer redress, require us to revise our marketing materials and require us to accept burdensome injunctions, all of which could harm our business, reputation, financial condition and results of operations.

We have continually adapted our marketing efforts to be compliant with the Endorsement Guides, as they are periodically revised. However, it is possible that our use, and that of our employees, of testimonials in the advertising and promotion of our products could be significantly impacted by enforcement or litigation, which might negatively affect our sales.

We may face scrutiny from evolving state regulations concerning health, safety, our supply chain, and marketing.

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

A growing number of states have also adopted or proposed legislation restricting certain ingredients and food additives. A few states have also adopted or proposed restrictions prohibiting the sale of certain dietary supplements to customers under a certain age. These examples indicate an overall trend toward state involvement in detailed aspects of food and dietary supplement regulation, which may increase our cost of maintaining compliance in all states where our products are sold, and could adversely affect our business, financial condition and results of operations.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we may incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE American and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Current and future economic conditions, as well as the other risks noted in this Item 1A, may adversely impact our ability to attract new customers, retain existing customers, maintain sales volumes, and maintain margins. As discussed under “Critical Accounting Estimates” included elsewhere in this report, these events could materially reduce our profitability and cash flows which could, in turn, lead to impairment of our intangible assets. Furthermore, significant negative industry or general economic, market or other trends, disruptions to our business and unexpected significant changes or planned changes in our use of intangible assets. Any future impairment could have a material adverse effect on our business, financial condition, or results of operations.

Provisions in our governing documents under Nevada law could discourage a takeover that shareholders may consider favorable.

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors (the "Board") to defend against a takeover attempt;
•	providing that vacancies on our Board, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by shareholders;
•	advance notice procedures, which may apply for shareholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders;
•	no authorization of cumulative voting, which limits the ability of minority shareholders to elect director candidates;
•	certain amendments to our articles of incorporation require the approval of two-thirds of the then outstanding voting power of our capital stock;
•	our articles of incorporation requires the approval of two-thirds of the then outstanding voting power of our capital stock for shareholders to adopt, amend, alter, or repeal our bylaws, or to adopt any provision inconsistent with our bylaws;
•	a prohibition on shareholder action by written consent, which means that our shareholders will only be able to take action at a meeting of shareholders; and
•	preventing shareholders from calling special meetings.

In addition, we are subject to Nevada's Combination with Interested Shareholders Statute (Nevada Revised Statutes 74.411 - 74.444), which prohibits an interested stockholder from entering into a "combination" with the corporation, unless certain conditions are met. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of our company to first negotiate with our Board. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (the "JOBS Act"). For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Our articles of incorporation provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Despite being a Nevada corporation, our articles of incorporation include a provision that provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or other employees to us or our shareholders;
•	any action asserting a claim against us, or our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law or our articles of incorporation or bylaws; and
•	any action asserting a claim against us, or our directors, officers or employees governed by the internal affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

In addition, our articles of incorporation provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the "Securities Act"), unless we consent in writing to the selection of an alternative forum. This exclusive forum provision does not apply to claims under the Exchange Act.

These exclusive forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provision contained in our articles of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management, Strategy, and Governance

Our enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes are led by a dedicated, outsourced Chief Information Officer, in collaboration with outside cybersecurity partners, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Qualified third-party service providers are tasked with developing, implementing, and executing that strategy. These third parties play a key role in our cybersecurity risk assessment and management processes, as we rely on their cybersecurity experience and expertise to assess, identify, and manage emerging trends and risks from cybersecurity threats on an ongoing basis.

Our Chief Executive Officer and other members of our senior management, as appropriate, provide oversight and monitoring of these third parties, who provide regular reports to management. Management provides periodic reports to our Board as a whole, who are ultimately responsible for the oversight of risks from cybersecurity threats, which include updates on the Company’s cyber risks, the status of projects to strengthen our information security systems, assessments of the information security program, the emerging threat landscape, and any recommendations for additional internal controls, systems, or insurance coverage for board approval.

Our cybersecurity policies are focused on ensuring the security and protection of our systems, networks, and proprietary data, which includes trade secrets, intellectual property, corporate strategic plans, marketing plans, material non-public financial information, and personally identifiable information, such as employee and customer information. We also actively engage with key vendors as part of our continuing efforts to actively monitor system access, identify and quarantine potential cybersecurity threats, to assess and implement cybersecurity systems and tools, and to enhance the effectiveness of our information security policies and procedures.

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

We assess materiality of cybersecurity incidents based on the type of breach, whether any information was accessed, the nature of the information accessed, and the potential for business interruption. As of the date of this report, we are not aware of any material incidents from cybersecurity threats, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES.

We currently do not own any real property. We sublease our corporate headquarters at 5303 Spine Road, Suite 204, Boulder, Colorado, 80301. The term of the lease extends through July 1, 2027. We believe our leased space is adequate for our current needs and that suitable additional or substitute space would be available if needed.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NYSE American Market under the symbol “LSF.” The closing price of our common stock as reported by the NYSE American Market on February 21, 2025, was $7.27.

Holders

As of February 26, 2025, there were 42 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We currently intend to retain all available funds and any future earnings, if any, to fund the growth and development of our business, and therefore we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our Board may deem relevant.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2024 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2024.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K (this "Form 10-K"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Form 10-K.

Overview

Laird Superfood creates clean, functional, and sustainability-conscious products, many of which incorporate adaptogens which may be beneficial in reducing stress, improving energy levels, enhancing mental performance, mood regulation, and immune system support. Our primary products include (i) coffee creamers, (ii) hydration and beverage enhancing products, (iii) harvest snacks and other food items, and (iv) coffee, tea, and hot chocolate products. Consumer preferences within the evolving food and beverage industry are shifting away from processed and sugar-laden food and beverage products, as well as those containing significant amounts of highly processed and artificial ingredients. Our long-term goal is to build and scale a widely recognized brand that authentically focuses on natural ingredients, nutritional density, and functionality, which we believe will allow us to maximize penetration of a multi-billion-dollar opportunity in the grocery market. We generate revenue through two channels: e-commerce and wholesale.

Our e-commerce channel consists of (i) our Direct-to-consumer ("DTC") business, which includes sales through lairdsuperfood.com and pickybars.com, and (ii) Amazon. For the years ended December 31, 2024 and 2023, the e-commerce channel made up 59% and 57% of our net sales, respectively. Lairdsuperfood.com and pickybars.com offer an authentic brand experience for our consumers that drive engagement through educational content. These platforms also provide us with direct consumer feedback for future product development. We view our proprietary database of customers ordering directly from our website as a strategic asset as it enhances our ability to develop long-term relationships with these customers. We believe the content on our websites allows Laird Superfood to educate our consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat customers and subscribers, as evidenced by the fact that repeat customers and subscribers account for over 75% of DTC sales for the years ended December 31, 2024 and 2023.

Net sales increased to $43.3 million for the year ended December 31, 2024, from $34.2 million for the year ended December 31, 2023. Wholesale net sales 2024 increased by 19% compared to 2023 driven by velocity improvement and distribution expansion in grocery, as well as more efficient promotional spend. E-commerce channel sales for 2024 increased by 32% year over year driven by growth in subscription revenue and repeat consumer purchases, higher average order values, and the prior year impact of out-of-stock issues related to the product quality withdrawal issue in Q1 of 2023 as we rebuilt our inventory throughout 2023.

For the years ended December 31, 2024 and 2023, wholesale channel sales made up 41% and 43% of our net sales, respectively. Laird Superfood products are sold through various retail outlets, including conventional, natural and specialty grocery, and club. The diversity of our retail outlets represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

On May 4, 2024, we entered into to an accounts receivable factoring agreement (the “Factoring Agreement”) with Alterna Capital Solutions LLC (the “Purchaser”), pursuant to which we agreed to sell certain trade accounts receivable (the “Purchased Accounts”) to the Purchaser from time to time. The Factoring Agreement provides for the Company to have access to up to $2.0 million (the “Maximum Amount”) on a revolving basis, measured by the aggregate amount advanced for the unpaid balance of all Purchased Accounts from time to time. Upon receipt of the upfront purchase price for any Purchased Accounts, the Company will have sold and assigned all of its rights in such Purchased Accounts and all proceeds thereof. The upfront purchase price for a Purchased Account is up to 70% of the face amount thereof and the remaining portion is payable only if and when the Purchaser receives payment from account debtors exceeding the aggregate unadvanced face amount of the unpaid balance of all Purchased Accounts from time to time, plus all amounts due on accounts ineligible to be purchased, plus all accrued fees and expenses. The proceeds from the Factoring Agreement will be used to fund general working capital needs.

Additionally, on September 15, 2023, we entered into a settlement agreement (the “2023 Settlement Agreement”) with a supplier (the “Supplier”) to recover losses incurred in connection with the product quality issue with coconut milk powder that we experienced in 2023, pursuant to which the Supplier was obligated to, among other things, pay the Company $50,000 and provide a discount to the Company on the sale of future products of up to $950,000. On February 27, 2024, we filed a complaint against the Supplier in the District Court of Boulder, Colorado alleging that the Supplier breached the 2023 Settlement Agreement by failing to deliver acceptable coconut milk powder (the “Litigation”). As a result of the Litigation, on July 30, 2024, the Company entered into an additional settlement agreement with the Supplier, pursuant to which, among other things, the Supplier agreed to remit cash payment to us of approximately $500,000 (the “2024 Settlement Agreement”). As of December 31, 2024, we had collected this settlement in full.

Key Factors Affecting our Future Performance

Ability to Grow Our Customer Base in both E-commerce and Traditional Wholesale Distribution Channels at a Reasonable Cost

We are continuously growing our customer base through both paid and organic e-commerce channels, as well as by expanding our presence in our wholesale channel through a variety of physical retail outlets and geographical regions. We typically attract new customers in our e-commerce channel through our direct websites, lairdsuperfood.com and pickybars.com, and through Amazon. We also seek to attract new e-commerce customers through paid and unpaid social media, search, display and traditional media. Our products are also sold through a growing number of retail outlets. Customers in our wholesale channel include grocery chains, natural food outlets, club stores, and food service customers. Attracting new customers in physical retail outlets depends on, among other things, paid promotions through retailers, display, and traditional media. We believe an ability to consistently attract and retain customers at a reasonable cost relative to projected life-time value will be a key factor affecting future performance.

Ability to Manage Co-Manufacturer and Third-Party Logistics Relationships

Our production and logistics are executed by third parties, and our performance is highly dependent on the ability of these partners to produce and deliver our products timely, to our standards, and at a reasonable cost.

Ability to Drive Repeat Usage of Our Products

Repeat customers who consistently re-order our products are critical to our business. The pace of our growth will be affected by our ability to maintain and establish long-term relationships with existing and new customers to drive repeat orders.

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

Ability to Manage Our Global Supply Chain

Our ability to grow and meet future demand will be affected by our ability to adequately plan for and source inventory from a variety of suppliers located inside and outside the United States. We may encounter difficulties in sourcing products.

Ability to Optimize Key Components of Working Capital

Our ability to maintain positive cash flows will be partially impacted by our ability to effectively manage all the key working capital components that could influence our cash conversion cycle.

Components of Results of Operations

Sales, net

We sell our products through two channels: wholesale and e-commerce. Through our wholesale channel, we sell our products indirectly to consumers through a broad set of retail outlets. Through our e-commerce channel, we derive revenue from the sale of our products directly to consumers through our direct websites, lairdsuperfood.com and pickybars.com, as well as third-party e-commerce platforms such as Amazon.

Cost of Goods Sold

Cost of goods sold includes the cost of raw materials and packaging, co-packing tolling fees, inbound and outbound freight costs, indirect labor, third party labor to store and ship our products, and overhead costs incurred in the storage and distribution of products sold in the period.

Operating Expenses

Our operating expenses consist of general and administrative, research and product development, and sales and marketing expenses, including non-production personnel costs.

Income Taxes

Due to our history of operating losses and expectation of future operating losses, we do not expect any significant federal income tax expenses and benefits for the foreseeable future. We will continue to owe state and local income taxes.

Results of Operations

Comparison of the years ended December 31, 2024 (“FY2024”) and December 31, 2023 (“FY2023”)

The following table sets forth our results of operations for FY2024 and FY2023, and the percentage increase or decrease between the years presented:

	Year Ended December 31,		$	Percent
	2024	2023	Change	Change
Sales, net	$43,295,137	$34,224,198	$9,070,939	27%
Cost of goods sold	(25,607,556)	(23,910,921)	(1,696,635)	7%
Gross profit	17,687,581	10,313,277	7,374,304	72%
Gross margin	40.9%	30.1%
General and administrative	9,299,009	9,793,360	(494,351)	(5)%
Sales and marketing	10,561,664	11,218,903	(657,239)	(6)%
Total operating expenses	19,860,673	21,012,263	(1,151,590)	(5)%
Operating loss	(2,173,092)	(10,698,986)	8,525,894	(80)%
Other income	413,255	551,064	(137,809)	(25)%
Loss before income taxes	(1,759,837)	(10,147,922)	8,388,085	(83)%
Income tax expense	(60,324)	(15,195)	(45,129)	297%
Net loss	$(1,820,161)	$(10,163,117)	$8,342,956	(82)%

	Year Ended December 31,		$	Percent
	2024	2023	Change	Change
Sales, net	$43,295,137	$34,224,198	$9,070,939	27%

The increase in net sales in FY2024 was led by e-commerce channel growth of 32% from FY2023, driven by improved subscription revenue and repeat consumer purchases, higher average order values, more efficient promotional strategies. Net sales from our wholesale channel likewise grew during FY2024 by 19% from FY2023, reflecting improved product velocities in retail outlets, distribution expansion, and more efficient promotional spend.

	Year Ended December 31,		$	Percent
	2024	2023	Change	Change
Cost of goods sold	$(25,607,556)	$(23,910,921)	$(1,696,635)	7%

The increase in cost of goods sold in FY2024 was driven by growth in sales volume, offset by the full benefit realization of the transition to a variable cost third-party co-manufacturing business model, lower raw material costs due to a shift to the direct procurement of key raw materials, as well as recoveries of costs previously incurred in connection with the quality event that we experienced in FY2023 as a result of the 2023 Settlement Agreement.

	Year Ended December 31,		$	Percent
	2024	2023	Change	Change
Gross profit	$17,687,581	$10,313,277	$7,374,304	72%

Gross margin expanded to 40.9% in FY2024 compared to 30.1% in FY2023. The increase in gross profit and expansion of gross margin in FY2024 was driven by growth in sales volume, offset by the full benefit realization of the transition to a third-party co-manufacturing model, favorable product costs, settlement recoveries, and a reduction in trade discounts due to a pullback in inefficient trade spend.

	Year Ended December 31,		$	Percent
	2024	2023	Change	Change
Operating expenses
General and administrative	$9,299,009	$9,793,360	$(494,351)	(5)%
Sales and marketing	10,561,664	11,218,903	(657,239)	(6)%
Total operating expenses	$19,860,673	$21,012,263	$(1,151,590)	(5)%

General and administrative expense in FY2024 decreased from FY2023 primarily due to a $0.5 million decrease in insurance expense.

Sales and marketing expense in FY2024 decreased from FY2023 primarily due to improved efficiencies in media spending and lower personnel costs.

	Year Ended December 31,		$	Percent
	2024	2023	Change	Change
Other income	$413,255	$551,064	$(137,809)	(25)%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The decrease in FY2024 as compared to FY2023 was primarily driven by declining interest rates on our interest-bearing cash accounts in FY2024.

	Year Ended December 31,		$	Percent
	2024	2023	Change	Change
Income tax expense	$(60,324)	$(15,195)	$(45,129)	297%

Income tax expense consists of state and local income taxes. We owed no federal income taxes during FY2024 or FY2023, and we do not expect to pay federal income taxes in the near future due to our federal net operating loss carryforwards.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
Cash flows provided by (used in):	2024	2023
Operating activities	$865,502	$(10,765,881)
Investing activities	(24,776)	690,307
Financing activities	(33,380)	(27,422)
Net change in cash, cash equivalents, and restricted cash	$807,346	$(10,102,996)

Cash Flows from Operating Activities

Positive cash flows from operating activities in FY2024 were the result of strategic cost reduction efforts over the last two years which enabled us to reduce our net loss from $10.2 million in FY2023 to $1.8 million in FY2024. Our $1.8 million net loss included expenses of $1.6 million related to stock-based compensation, which has increased in FY2024 compared to FY2023 as a result of our stock performance, and $1.0 million of other non-cash expenses including inventory obsolescence costs, and depreciation and amortization.

Cash Flows from Investing Activities

Cash used in investing activities consisted of purchases of property, plant, and equipment in FY2024. Cash provided by investing activities in FY2023 was primarily related to the sales of equipment in connection with the closure of our manufacturing facilities in Sisters, Oregon at the beginning of FY2023.

Cash Flows from Financing Activities

Cash used in financing activities consisted of taxes withheld on net stock issuances, stock issuance costs incurred in connection with a Registration Statement on Form S-3 that was filed in FY2024, offset by cash collected from stock option exercises. Cash used in FY2023 related to taxes withheld on net settlement of stock issuances.

Liquidity and Capital Resources

As of December 31, 2024, we had incurred accumulated net losses of $108.1 million, including operating losses of $2.2 million and $10.7 million for FY2024 and FY2023, respectively. While we may incur additional operating losses as we execute our strategy to invest in the growth of our business while maintaining our cash reserves, we believe that the strategic business transformation that we have undertaken over the last two years is reflected in our significant gross margin expansion, optimized investments in trade and marketing, lower selling, general, and administrative spending, and reduced cash burn. We will continue to seek opportunities to optimize spending, expand gross margins, and free up cash flow through efficient working capital management. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering, our prior lines of credit, term loans, and, for the first time in FY2024, from our core operating activities. Our historical uses of cash have primarily consisted of cash used in operating activities and working capital needs.

As of December 31, 2024 and December 31, 2023, we had $8.5 million and $7.7 million, respectively, of cash-on-hand, and total net working capital of $12.0 million at the end of each year. We are party to the Factoring Agreement, pursuant to which we agreed to sell certain trade accounts receivable to the Purchaser from time to time. The Factoring Agreement provides for the Company to have access to up to $2.0 million on a revolving basis, measured by the aggregate amount advanced for the unpaid balance of all Purchased Accounts from time to time. The proceeds from the Factoring Agreement will be used to fund general working capital needs. As of December 31, 2024, we had access to $1.2 million of advances under the Factoring Agreement, of which none had been utilized. We have no significant unused sources of liquid assets outside of our working capital.

Additionally, on September 15, 2023, we entered into the 2023 Settlement Agreement with the Supplier to recover losses incurred in connection with the product quality issue with coconut milk powder that we experienced in 2023, pursuant to which the Supplier was obligated to, among other things, pay the Company $50,000 and provide a discount to the Company on the sale of future products of up to $950,000. On February 27, 2024, we filed a complaint against the Supplier in the District Court of Boulder, Colorado alleging that the Supplier breached the 2023 Settlement Agreement by failing to deliver acceptable coconut milk powder. Both parties disputed liability. As a result of the Litigation, on July 30, 2024, the Company entered into the 2024 Settlement Agreement, pursuant to which, among other things, the Supplier agreed to remit cash payment to us of approximately $500,000. As of December 31, 2024, we had collected such payment pursuant to the 2024 Settlement Agreement in full.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our product platforms, and the introduction of new products, and acquisition activity. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•

The Company has a lease arrangement for corporate office space. As of December 31, 2024, the Company had fixed lease obligations of $0.2 million, of which $0.1 million is payable within the next twelve months.

•	As of December 31, 2024, $5.8 million of current liabilities were accrued related to short-term operating activities and personnel costs, excluding the current lease obligation mentioned above.
•

Advertising and marketing expenditures were $6.7 million in FY2024 and $7.9 million in FY2023. While we expect to continue to invest in these activities as part of the strategic expansion of sales volume, we will continue to optimize our marketing investments to reflect strategic shifts in spending and to improve the efficacy of future customer acquisition costs.

Based on our current business plans, we believe that our existing cash balances, including our anticipated cash flow from operations, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. In the future, we may raise funds by issuing debt or equity securities, or securities convertible into or exchangeable for our common stock. Such financing and other potential financing may result in dilution to shareholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all.

Segment Information

We have one operating segment and one reportable segment, for which our Chief Operating Decision Maker, our Chief Executive Officer, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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

The transaction price contains estimates of known or expected variable consideration. We base these estimates on current performance, historical utilization, and projected redemption rates of each program. We review and update these estimates regularly until the incentives or product returns are realized, and the impact of any adjustments are recognized in the period the adjustments are identified.

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

Impairment of Long-Lived Assets

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

Recent Accounting Pronouncements

See "Recently Issued Accounting Pronouncements" in Note 1 to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Auditor Firm Id:	659	Auditor Name:	Moss Adams LLP	Auditor Location:	Portland, Oregon, USA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Laird Superfood, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Laird Superfood, Inc (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

February 26, 2025

We have served as the Company’s auditor since 2018.

LAIRD SUPERFOOD, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2024	December 31, 2023
Assets
Current assets
Cash, cash equivalents, and restricted cash	$8,514,152	$7,706,806
Accounts receivable, net	1,762,911	1,022,372
Inventory	5,975,676	6,322,559
Prepaid expenses and other current assets	1,713,889	1,285,564
Total current assets	17,966,628	16,337,301
Noncurrent assets
Property and equipment, net	58,447	122,595
Intangible assets, net	896,123	1,085,231
Related party license agreements	132,100	132,100
Right-of-use assets	205,703	354,732
Total noncurrent assets	1,292,373	1,694,658
Total assets	$19,259,001	$18,031,959
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,137,760	$1,647,673
Accrued expenses	3,642,998	2,586,343
Related party liabilities	34,947	2,688
Lease liabilities, current portion	105,966	138,800
Total current liabilities	5,921,671	4,375,504
Lease liabilities	140,464	243,836
Total liabilities	6,062,135	4,619,340
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized at December 31, 2024 and December 31, 2023; 10,668,705 and 10,292,374 issued and outstanding at December 31, 2024, respectively; and 9,749,326 and 9,383,622 issued and outstanding at December 31, 2023, respectively.	10,292	9,384
Additional paid-in capital	121,304,884	119,701,384
Accumulated deficit	(108,118,310)	(106,298,149)
Total stockholders’ equity	13,196,866	13,412,619
Total liabilities and stockholders’ equity	$19,259,001	$18,031,959

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2024	2023
Sales, net	$43,295,137	$34,224,198
Cost of goods sold	(25,607,556)	(23,910,921)
Gross profit	17,687,581	10,313,277
General and administrative
Salaries, wages, and benefits	4,367,976	4,203,613
Other general and administrative	4,931,033	5,589,747
Total general and administrative expenses	9,299,009	9,793,360
Sales and marketing
Marketing and advertising	6,484,611	7,600,859
Selling	3,825,992	3,332,872
Related party marketing agreements	251,061	285,172
Total sales and marketing expenses	10,561,664	11,218,903
Total operating expenses	19,860,673	21,012,263
Operating loss	(2,173,092)	(10,698,986)
Other income	413,255	551,064
Loss before income taxes	(1,759,837)	(10,147,922)
Income tax expense	(60,324)	(15,195)
Net loss	$(1,820,161)	$(10,163,117)
Net loss per share:
Basic and diluted	$(0.18)	$(1.09)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	9,946,733	9,297,226

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, January 1, 2023	9,210,414	$9,210	$118,636,834	$(96,135,032)	$22,511,012
Stock-based compensation	—	—	1,092,146	—	1,092,146
Common stock issuances, net of taxes	173,208	174	(27,596)	—	(27,422)
Net loss	—	—	—	(10,163,117)	(10,163,117)
Balances, December 31, 2023	9,383,622	9,384	119,701,384	(106,298,149)	13,412,619
Stock-based compensation	—	—	1,637,788	—	1,637,788
Stock options exercised	213,607	212	94,809	—	95,021
Common stock issuances, net of taxes	695,145	696	(71,622)	—	(70,926)
Common stock issuance costs	—	—	(57,475)	—	(57,475)
Net loss	—	—	—	(1,820,161)	(1,820,161)
Balances, December 31, 2024	10,292,374	$10,292	$121,304,884	$(108,118,310)	$13,196,866

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,820,161)	$(10,163,117)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	270,271	306,176
Stock-based compensation	1,637,788	1,092,146
Provision for inventory obsolescence	599,902	1,273,171
Allowance for credit losses	(21,094)	165,980
Noncash lease costs	142,321	152,339
Other operating activities, net	11,370	38,098
Changes in operating assets and liabilities:
Accounts receivable	(719,445)	306,117
Inventory	(253,019)	(1,899,165)
Prepaid expenses and other current assets	(267,463)	1,244,511
Operating lease liability	(128,426)	(126,434)
Accounts payable	513,066	570,094
Accrued expenses	900,392	(3,725,797)
Net cash from operating activities	865,502	(10,765,881)
Cash flows from investing activities
Purchase of property and equipment	(24,776)	(144,023)
Proceeds on sale of property and equipment	—	34,330
Proceeds from sale of assets held-for-sale	—	800,000
Net cash from investing activities	(24,776)	690,307
Cash flows from financing activities
Common stock issuances, net of taxes	(70,926)	(27,422)
Common stock issuance costs	(57,475)	—
Stock options exercised, net of option costs	95,021	—
Net cash from financing activities	(33,380)	(27,422)
Net change in cash and cash equivalents	807,346	(10,102,996)
Cash, cash equivalents, and restricted cash, beginning of period	7,706,806	17,809,802
Cash, cash equivalents, and restricted cash, end of period	$8,514,152	$7,706,806
Supplemental disclosures of cash flow information
Cash paid for interest	$16,027	$13,994
Cash paid for income taxes	$63,852	$17,625
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$344,382
Prepaid expenses paid for with a short-term financing arrangement included in accrued expenses	$165,543	$—

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

Financial Statement Preparation

The accompanying consolidated financial statements (the “balance sheet(s),” “statement(s) of operations,” “statement(s) of stockholders' equity,” and “statement(s) of cash flows,” collectively, the “financial statements”) include the accounts of Laird Superfood, Inc., a Nevada corporation, and its wholly owned subsidiary, Picky Bars, LLC, (collectively, the “Company,” or “Laird Superfood”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the years ended December 31, 2024 and 2023.

Nature of Operations

Laird Superfood creates clean, plant-based, and functional foods, many of which incorporate adaptogens which may be beneficial in reducing stress, improving energy levels, enhancing mental performance, mood regulation, and immune system support. Our primary products include (i) coffee creamers, (ii) hydration and beverage enhancing products, (iii) harvest snacks and other food items, and (iv) coffee, tea, and hot chocolate products. The Company was founded in 2015.

The Company currently operates in one reportable segment. See Note 15 for additional information regarding this single segment.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in our accompanying consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments include those related to allowances for credit losses and returns, inventory obsolescence, goodwill, intangible assets, valuation allowance for deferred taxes, reserves on prepaid expenses, variable consideration in contracts with customers, and fair value of stock-based compensation.

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

Accounts Receivable

Accounts receivable consist principally of trade receivables, which are recorded at the invoiced amount, net of allowances for credit losses. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management closely monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The Company provides for estimated losses on accounts receivable based on a forward-looking expected credit loss models based on historical experience, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. These estimated allowances for credit losses include both allowances for non-payment as well as reserves for trade promotional contracts with wholesale customers.

The following table summarizes the components of estimated allowances for credit losses:

	December 31,	December 31,
	2024	2023
Allowance for bad debts	$16,107	$37,201
Trade promotion reserves	953,061	901,917
Factoring payable (receivable)	(1,534)	—
Total allowances for credit losses	$967,634	$939,118

Inventory

Inventory is stated at the lower of cost or net realizable value, or the value of consideration that can be received upon sale of said product, and approximate costs determined on the first-in first-out basis and consists primarily of raw materials, packaging, and finished goods, which include co-packing fees, indirect labor and allocable overhead.

Prepaid Expenses and Other Current Assets

Prepaid expenses are recognized as an asset upon payment, prior to the realizability of the service or receipt of goods. They are subsequently amortized either on a straight-line basis according to contractual terms, when services or arrangements are rendered, or when goods are received. Deposits are recognized when paid and are relieved either upon refund or upon determining that the deposit will not be refunded. Other current assets are recognized when estimable and realizable.

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

Leases

In accordance with ASC 842, Leases (“ASC 842”), the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We categorize leases at their inception as either operating, finance, or short-term leases and determine if an arrangement contains an embedded lease. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and, thereafter, if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. Lease agreements effective during the years ended December 31, 2024 and 2023 cover, or covered, office space, and vehicles. All of our long-term leases are operating leases. Operating leases are included in right-of-use assets, current lease liabilities, and long-term lease liabilities in our consolidated balance sheets.

In addition to rent, the leases may require the Company to pay additional costs, such as utilities, maintenance, and other operating costs, which are generally referred to as non-lease components. The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of a right-of-use asset and liability. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

Leased assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use a secured incremental borrowing rate as the discount rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. For operating leases with variable payments dependent upon an index or rate, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date we have the right to control the property.

We were the lessor in a sublease agreement. This lease was an operating lease and was recognized straight line over the lease term with a related sublease rental asset accounting for abatements and initial direct costs. Sublease income was recognized in other income and expenses in the statements of operations. The sublease was terminated without penalty effective October 31, 2024.

Revenue Recognition

The Company recognizes revenue in accordance with the five-step model as prescribed by ASC 606, Revenue from Contracts with Customers (“ASC 606”) in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 14 for additional information regarding revenue recognition. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue and a refund liability for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates will be based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Cost of Goods Sold

Cost of goods sold includes the cost of products purchased, packaging, co-packers' tolling fees, inbound and outbound freight costs, indirect labor, third party labor to store and ship our products, and overhead costs incurred in the storage and distribution of products sold in the period.

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $5,189,469 and $5,223,257 for the years ended December 31, 2024 and 2023, respectively. Income generated from shipping costs billed through to customers was included in Sales, net in the consolidated statements of operations. Shipping income totaled $506,732 and $899,921 for the years ended December 31, 2024 and 2023, respectively.

Research and Product Development

Amounts spent on research and development activities are expensed as incurred and are included in general and administrative expenses on the statements of operations. Research and product development expense was $114,144 and $219,723 for the years ended December 31, 2024 and 2023, respectively.

Marketing and advertising

Marketing and advertising costs are expensed when incurred. For the years ended December 31, 2024 and 2023, these costs amounted to $6,735,672 and $7,886,031, respectively, including related party marketing costs.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the consolidated financial statements and consist of income taxes currently due and deferred tax assets and liabilities. The Company may also be subject to interest and penalties from taxing authorities on underpayment of income taxes. In such an event, interest and penalties are included in income tax expense. Deferred tax assets and liabilities are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable and amortizable assets (use of different depreciation and amortization methods and lives for financial statement and income tax purposes), stock-based compensation, operating lease right-of-use assets and lease liabilities, and net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Stock Incentive Plan

The compensation cost relating to share-based payment transactions is recognized in the consolidated financial statements. The cost is measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost for all employee stock awards is calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for all consultant stock awards is calculated and recognized over the consultant’s service period based on the grant date fair value of the equity or liability instruments issued. Upon exercise of stock option awards or vesting of restricted stock units (“RSUs”) and market-based stock units (“MSUs”), recipients are issued shares of common stock. Pre-vesting forfeitures result in the reversal of all compensation cost as of the date of termination; post-vesting cancellation does not.

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

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years of age or older. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. Contributions of $136,074 were remitted during the year ended December 31, 2024. No contributions were remitted during the year ended December 31, 2023. As of December 31, 2024 and 2023, there were $129,301 and $155,815 of employer 401(k) contribution liabilities, respectively, included in accrued expenses on the consolidated balance sheets.

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

Recoveries on claims for business interruptions

In the first quarter of 2023, we discovered a product quality issue with coconut milk powder from one of our suppliers and immediately initiated a voluntary product withdrawal and contacted all impacted wholesale customers and e-commerce consumers to aggressively pull back as much as of the affected product as possible. In connection with this withdrawal, we incurred costs associated with inventory obsolescence, quality testing, and remedial discounts and replacement orders of $0.5 million in the fourth quarter of 2022 and $0.4 million in the first quarter of 2023. In the third quarter of 2023 and the third quarter of 2024, we reached settlement agreements with the vendor, in connection with which we recovered approximately $0.5 million. We implemented a robust new sensory testing program to prevent future quality issues.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expanded annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The expanded annual disclosures are effective for our year ended December 31, 2024, and the expanded interim disclosures are effective in 2025 and were applied retrospectively to all prior periods presented. See Note 15 for further information on our reportable segment.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and whether we will apply the standard prospectively or retrospectively.

In November 2024, the FASB issued ASU 2024-03, Income Statement -Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation, and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the consolidated financial statements are available to be issued. The Company has evaluated events and transactions subsequent to December 31, 2024 for potential recognition of disclosure in the financial consolidated statements.

2.	Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows.

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$8,339,918	$7,566,299
Restricted cash	174,234	140,507
Total cash, cash equivalents, and restricted cash	$8,514,152	$7,706,806

Amounts in restricted cash represent those that are required to be set aside by the following contractual agreements:

●

On December 3, 2020, the Company entered into an agreement with Danone Manifesto Ventures, PBC (“Danone”), which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. As of December 31, 2024 and December 31, 2023, cash equivalents in the amount of $99,525 were restricted under this agreement. The restriction will be released upon the completion of the projects or release by Danone.

●

Cash equivalents of $530,000 were pledged to secure our company credit card limits. As of  December 31, 2024 and December 31, 2023, respectively, $74,709 and $40,982 of these funds were restricted to collateralize borrowings against these company credit cards.

Cash, cash equivalents, and restricted cash balances that exceeded the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurable limits as of December 31, 2024 and December 31, 2023 totaled $7,621,392 and $6,756,207, respectively. The Company has never experienced any losses related to these balances. The Company’s cash, cash equivalents, and restricted cash are with what the Company believes to be high-quality financial institutions and considers the risks associated with these funds in excess of FDIC and SIPC insurable limits to be low.

3.	Inventory

The following table presents the components of inventory, net of reserves:

	December 31,	December 31,
	2024	2023
Raw materials and packaging	$3,049,399	$2,180,294
Finished goods	2,926,277	4,142,265
Total Inventory	$5,975,676	$6,322,559

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the years ended December 31, 2024 and 2023, the Company recorded $599,902 and $1,273,171, respectively, of costs related to the disposal of and reserve for obsolete inventory included in costs of goods sold. The elevated inventory obsolescence in 2023 was the result of the product withdrawal occurring in the first quarter of 2023.

The following table presents the components of inventory reserves as of:

	December 31,	December 31,
	2024	2023
Estimated based on inventory turnover, quantities on hand, and expiration dates	$132,557	$385,069
Discontinued product	293,235	338,312
Product quarantined for product quality	—	306,276
Total inventory reserves	$425,792	$1,029,657

As of December 31, 2024 and 2023, the Company had a total of $871,406 and $449,242, respectively, of prepayments for future raw materials inventory, which is included in prepaid expenses on the consolidated balance sheets.

4.	Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets:

	December 31,	December 31,
	2024	2023
Prepaid expenses	$568,549	$532,131
Prepaid inventory	871,406	449,242
Deposits	222,483	238,719
Other current assets	51,451	65,472
Prepaid expenses and other current assets	$1,713,889	$1,285,564

5.	Property and Equipment, Net

Property and equipment, net was comprised of the following:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Furniture and office equipment	$199,085	$(155,437)	$43,648	$184,241	$(85,093)	$99,148
Leasehold improvements	21,261	(6,462)	14,799	46,276	(22,829)	23,447
	$220,346	$(161,899)	$58,447	$230,517	$(107,922)	$122,595

For the years ended December 31, 2024 and 2023, depreciation expense was $81,163 and $99,289, respectively.

Assets Classified as Held-for-Sale

In the fourth quarter of 2022, the Company entered into purchase agreements for the sale of the production equipment for a sales price of $800,000 which was received in full and was reflected in cash generated from investing activities on the statements of cash flow for the year ended December 31, 2023.

6.	Intangible Assets

Intangible Assets, net is composed of the following:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names (10 years)	$890,827	$(213,798)	$677,029	$890,827	$(106,899)	$783,928
Recipes (10 years)	330,000	(121,000)	209,000	330,000	(88,000)	242,000
Social media agreements (3 years)	80,000	(80,000)	—	80,000	(71,111)	8,889
Software (3 years)	131,708	(121,614)	10,094	131,708	(81,294)	50,414
Definite-lived intangible assets	1,432,535	(536,412)	896,123	1,432,535	(347,304)	1,085,231
Licensing agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$1,564,635	$(536,412)	$1,028,223	$1,564,635	$(347,304)	$1,217,331

The weighted-average useful life of all the Company’s intangible assets is 6.2 years.

For the years ended December 31, 2024 and 2023, amortization expense was $189,108 and $206,887, respectively.

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

Based on the analysis of the qualitative factors above, management determined that there were no triggering events or impairment charges in the year ended December 31, 2024 or 2023.

The Company performed a qualitative and quantitative analysis over the Company's estimates of the fair values of acquired trade names utilizing the Relief From Royalty Method variation discounted cash-flow model, which did not indicate that these assets were impaired.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to ten years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2025	$149,994
2026	139,899
2027	139,899
2028	139,899
2029	139,899
Thereafter	186,533
$896,123

Indefinite Lived Intangible Assets

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the balance sheets as of December 31, 2024 and 2023, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness, and biographical information commencing on July 1, 2015. This contribution, which is reported on the consolidated balance sheets as of December 31, 2024 and 2023, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

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

7.	Accrued Expenses

The following table presents the components of accrued expenses:

	December 31,	December 31,
	2024	2023
Accrued compensation and benefits	$1,993,008	$1,166,321
Accrued accounts payable	1,082,789	677,492
Other accrued expenses	567,201	742,530
Accrued expenses	$3,642,998	$2,586,343

8.	Leases

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

The Company assumed an operating lease in the acquisition of Picky Bars, LLC on May 3, 2021. The initial lease term was 62 months. The lease was terminated, without penalty, effective October 31, 2024.

The Company entered into a sublease agreement with Somatic Experiencing Trauma Institute with a commencement date of January 1, 2023, for a 5,257 square foot office space in Boulder, Colorado which serves as the Company's new headquarters. This lease will expire on July 1, 2027.

The components of lease expense were as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Operating leases
Operating lease cost	$142,321	$152,338
Variable lease cost	19,504	29,576
Operating lease expense	161,825	181,914
Short-term lease rent expense	317,792	337,584
Total rent expense	$479,617	$519,498

	Year Ended
	December 31, 2024	December 31, 2023
Operating cash flows - operating leases	$128,426	$126,434
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$344,382

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term – operating leases (in years)	2.5	3.0
Weighted-average discount rate – operating leases	7.50%	6.71%

As of December 31, 2024, future minimum payments during the next three years are as follows:

2025	$105,966
2026	109,145
2027	56,210
Total	271,321
Less imputed interest	(24,891)
Operating lease liabilities	$246,430

Lessor

The Company executed a sublease agreement of the Picky Bars, LLC operating lease on March 1, 2022. The lease commenced on April 1, 2022. The initial lease term expired on April 30, 2025. The sublease was terminated, without penalty, effective October 31, 2024. The lease met all of the criteria of an operating lease and was accordingly recognized straight line over the lease term with a related sublease rental asset accounting for abatements and initial direct costs.

The components of rental income were as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Operating leases
Operating lease income	$46,849	$56,219
Variable lease income	17,722	21,270
Total rental income	$64,571	$77,489

9.	Income Taxes

The Company had a tax net loss for the years ended December 31, 2024 and 2023 and therefore has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions as well as subject to franchise taxes considered income taxes under ASC 740, Income Taxes. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows:

	Year Ended
	December 31, 2024	December 31, 2023

Income tax benefit at statutory rates	$333,560	$2,131,064
Valuation allowance for deferred tax assets	(424,218)	(1,439,931)
Stock-based compensation	367,824	(525,278)
Fixed assets	(187,429)	—
Other income (expense), net	(150,061)	(181,050)
Reported income tax expense	$(60,324)	$(15,195)
Effective tax rate:	3.4%	0.1%

The Company’s deferred tax assets and liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$21,368,607	$20,088,873
Intangible assets	2,115,891	2,258,079
Property and equipment	618,260	1,104,854
Research and development credits	219,488	235,514
Research and development	206,718	268,414
Inventory	95,762	246,182
Accrued expenses	367,651	496,695
Right of use asset	10,873	7,366
Allowance for credit losses	94,113	64,250
Charitable contributions	34,613	40,773
Unexercised options	1,132,698	890,128
Total deferred tax assets	26,264,674	25,701,128
Valuation allowance	(26,264,674)	(25,701,128)
Total net deferred tax assets	$—	$—

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not, they will be realized; if not, a valuation allowance is required to be recorded. Management has determined it is more likely than not that the deferred tax assets would be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company may reduce the valuation allowance against definite-lived deferred tax assets at such a time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The change in the valuation allowance for deferred tax assets and liabilities for the years ended December 31, 2024 and 2023 were net increases of $0.6 million and $1.8 million, respectively.

As of December 31, 2024, the Company did not provide a current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. The Company has recorded a provision for state income taxes and a corresponding current state income tax payable of approximately $9,306 and $7,373 as of December 31, 2024 and 2023, respectively.

The following table presents net operating losses (“NOLs”) and other income tax carryforwards for the following periods:

	December 31, 2024	December 31, 2023
NOLs and other income tax carryforwards
Federal NOLs pre-2017 (1)	$1,868,077	$1,868,077
Federal NOLs post-2018 (2)	82,744,578	77,796,820
State NOLs (3)	60,941,124	57,103,123
Total NOLs	145,553,779	136,768,020
Credits (4)	219,488	235,514
Other carryforwards (4)	1,333,552	581,020
Total NOLs and other income tax carryforwards	$147,106,819	$137,584,554
(1) Can be carried forward for 20 years and which begin to expire in 2036
(2) Can be carried forward indefinitely.
(3) Can be carried forward for between 15 and 20 years and which begin to expire in 2031.
(4) Can be carried forward for between one and five years and which begin to expire in 2025.

The use of NOLs may be subject to certain limitations, such as those triggered by ownership changes under Section 382 of the Internal Revenue Code. Because these provisions, the use of a portion of our NOLs and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

The Company adopted an incentive plan (the “2020 Plan”) on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to Company employees, employees of the Company’s affiliates, non-employee directors and certain consultants and advisors. In May 2024, the Company's shareholders approved an amendment to the 2020 Plan to reserve an additional 1,536,742 shares for issuance. As of December 31, 2024, the Company was authorized to award 832,032 shares in future issuances under the 2020 Plan and 2,460,090 shares are outstanding and issuable upon vesting and exercise of outstanding options and rights. Previously, the Company had adopted its 2018 Equity Incentive Plan and 2016 Stock Incentive Plan (together with the 2020 Plan, the “Stock Incentive Plans”), under which the Company had issued stock options and RSUs. Following the effective date of the 2020 Plan, no additional awards may be made under the 2018 Equity Incentive Plan or 2016 Stock Incentive Plan. The Stock Incentive Plans were established to provide eligible individuals with an incentive to contribute to the Company’s success and to operate and manage the Company’s business in a manner that will provide for its long-term growth and profitability and that will benefit the Company’s shareholders and other stakeholders, including employees and customers. The Stock Incentive Plans are also intended to provide a means of recruiting, rewarding, and retaining key personnel.

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

The following tables summarize the Company’s stock option activity:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2024	1,234,778	$4.52	7.91	$30,000
Granted	799,188	$0.73	—	$—
Exercised/released (1)	(300,250)	$1.12	—	$—
Cancelled/forfeited	(103,288)	$1.61	—	$—
Balance at December 31, 2024	1,630,428	$3.47	7.77	$8,770,109
Exercisable at December 31, 2024	516,040	$7.02	5.81	$1,573,308

(1) Includes 86,643 shares of common stock which were withheld to cover option costs.

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2023	921,657	$6.86	8.01	$—
Granted	700,000	$0.89	—	$—
Exercised/released	—	$—	—	$—
Cancelled/forfeited	(386,879)	$3.54	—	$—
Balance at December 31, 2023	1,234,778	$4.52	7.91	$30,000
Exercisable at December 31, 2023	670,624	$4.80	7.28	$—

The aggregate intrinsic value in the tables above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

The total intrinsic value of options vested was $682,988 and $0 in the years ended December 31, 2024 and 2023, respectively. The total intrinsic value of options exercised was $596,943 the year ended December 31, 2024, and no options were exercised in the year ended December 31, 2023.

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model. ASC 718, Compensation - Stock Compensation (“ASC 718”), requires the use of the fair-value-based method for measuring the value of stock-based compensation. The estimated fair value of each grant of stock options awarded during the years ended December 31, 2024 and 2023 was determined using the following assumptions:

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

	Year Ended
	December 31,
	2024	2023
Weighted-average expected volatility	61.92%	59.43%
Weighted-average expected term (years)	6.50	5.71
Weighted-average expected risk-free interest rate	4.27%	3.87%
Dividend yield	—	—
Weighted-average fair value of options granted	$0.46	$0.57

Restricted Stock Units

The following tables summarize the Company’s RSU activity:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2024	771,885	$1.77	2.18	$1,480,161
Granted	828,650	$4.43	—	$—
Exercised/released (1)	(422,471)	$1.55	—	$—
Cancelled/forfeited	(62,566)	$1.27	—	$—
Balance at December 31, 2024	1,115,498	$3.85	3.26	$4,294,241

(1) Includes 16,699 shares of common stock which were withheld to cover payroll taxes.

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2023	504,420	$4.22	2.94	$2,127,734
Granted	745,000	$0.81	—	$—
Exercised/released (1)	(200,085)	$3.86	—	$—
Cancelled/forfeited	(277,450)	$2.14	—	$—
Balance at December 31, 2023	771,885	$1.77	2.18	$1,480,161

(1) Includes 26,877 shares of common stock which were withheld to cover payroll taxes.

The Company estimates the fair value of each RSU using the fair value of the Company’s stock on the date of grant for the purposes of calculating compensation costs. The total vest date fair value of RSUs vested was $1,135,692 and $158,349 in the years ended December 31, 2024 and 2023, respectively. The weighted-average fair market value of RSUs granted was $7.88 and $0.91 in the years ended December 31, 2024 and 2023, respectively. The total fair value of outstanding RSUs as of December 31, 2024, at the last market close price as of that date of $7.88, was $8,790,124. The total fair value of outstanding RSUs as of December 31, 2023, at the last market close price as of that date of $0.91, was $702,415.

Market-Based Stock Units

The following tables summarize the Company’s market-based stock unit (“MSU”) activity:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of MSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2024	621,314	$1.57	0.60	$977,558
Granted	—	$—	—	$—
Exercised/released	(300,000)	$0.14	—	$—
Cancelled/forfeited	(321,314)	$2.91	—	$—
Balance at December 31, 2024	—	$—	—	$—

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of MSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2023	31,083	$43.53	0.60	$1,353,043
Granted	600,000	$0.08	—	$—
Exercised/released	—	$—	—	$—
Cancelled/forfeited	(9,769)	$43.53	—	$—
Balance at December 31, 2023	621,314	$1.57	0.60	$977,558

These MSUs vested upon the 30-day weighted average stock price reaching or exceeding established targets, after reaching certain time targets. We estimated the grant-date fair value of the MSUs using a Monte Carlo simulation which required assumptions for expected volatility, risk-free rate of return and dividend yield. Expected volatility within the index were derived using historical volatility of a selected peer group over a period equal to the length of the performance period. We based the risk-free rate of return on the yield of a zero-coupon U.S. Treasury bond with a maturity equal to the performance period and assumed a 0% dividend rate. Compensation expense for these MSUs was recognized over the requisite service period regardless of whether the market conditions are satisfied.

The total vest date fair value of MSUs vested was $1,276,000 in the year ended December 31, 2024 and no MSUs vested in the year ended December 31, 2023. No MSUs were granted in the year ended December 31, 2024 and the weighted-average fair market value of MSUs granted was $0.91 in the year ended December 31, 2023. There were no outstanding MSUs as of December 31, 2024. The total fair value of outstanding MSUs as of December 31, 2023, at the last market close price as of that date of $0.91, was $565,396.

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC 718 to equity awards:

	Year Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	December 31, 2024	December 31, 2024	December 31, 2024 (years)
Stock options	$345,129	$619,880	2.73
RSUs	1,264,920	3,464,390	3.55
MSUs	27,739	—	—
Total stock-based compensation	$1,637,788	$4,084,270	3.42

Cost of goods sold	$3,650	$9,648	3.88
General and administrative	1,494,315	3,807,481	3.49
Sales and marketing	139,823	267,141	4.41
Total stock-based compensation	$1,637,788	$4,084,270	3.42

	Year Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	December 31, 2023	December 31, 2023	December 31, 2023 (years)
Stock options	$456,902	$654,313	2.36
RSUs	658,717	1,099,972	2.17
MSUs	(23,473)	34,281	0.57
Total stock-based compensation	$1,092,146	$1,788,566	2.21

Cost of goods sold	$503	$2,976	1.62
General and administrative	849,784	1,666,980	2.29
Sales and marketing	241,859	118,610	0.99
Total stock-based compensation	$1,092,146	$1,788,566	2.21

11.	Earnings per Share

Basic earnings (loss) per share is determined by dividing net loss attributable to Laird Superfood, Inc. common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is similarly determined, except that the denominator is increased to include the number of additional common and preferred shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist of employee stock options, RSUs, and MSUs, the dilutive effect of which the Company calculated using the treasury stock method. Basic earnings per share is reconciled to diluted earnings per share in the following table:

	Year Ended December 31,
	2024	2023
Net loss	$(1,820,161)	$(10,163,117)
Weighted average shares outstanding - basic and diluted	9,946,733	9,297,226
Basic and diluted:
Net loss per share, basic and diluted	$(0.18)	$(1.09)
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	2,745,926	2,627,977

12.	Concentrations

The following table details the concentration of vendor accounts payable balances in excess of 10% of total accounts payable at each period:

	December 31,	December 31,
	2024	2023
Vendor A	14%	23%
Vendor B	18%	14%
Vendor C	*	10%
Vendor D	10%	*
Total	42%	47%

*The vendor accounts payable balance is below 10% of total accounts payable.

The following table details the concentration of customer accounts receivable balances in excess of 10% of total gross accounts receivable at each period:

	December 31,	December 31,
	2024	2023
Customer A	43%	46%
Customer B	20%	21%
Customer C	14%	*
Total	77%	67%

*The customer accounts receivable balance is below 10% of total gross accounts receivable.

The following table details the concentration of sales to specific customers in excess of 10% of total net sales for each year and the accounts receivable from those customers at the end of each period:

			Accounts Receivable
	Year ended December 31,		As of December 31,
	2024	2023	2024	2023
Customer A	15%	17%	$927,465	$660,015
Customer B	16%	15%	436,026	310,396
Customer C	11%	12%	297,608	10,330
Total	42%	44%	$1,661,099	$980,741

During 2024 and 2023, the Company purchased a substantial portion of raw materials and packaging from certain suppliers. The following table details the concentration of purchases from specific suppliers in excess of 10% of total purchases for each period:

	Year ended December 31,
	2024	2023
Supplier A	10%	*
Supplier B	15%	*
Supplier C	*	15%
Supplier D	12%	*
Supplier E	*	23%
Total	37%	38%

*Purchases from the supplier amounted to less than 10% of total purchases.

During 2024 and 2023, the Company purchased a substantial portion of raw materials and packaging from certain geographical regions. The following table details the concentration of purchases from specific foreign countries in excess of 10% of total purchases for each period:

	Year ended December 31,
	2024	2023
Country A	12%	*
Country B	12%	*
Country C	16%	*
Country D	10%	*
Country E	*	17%
Total	50%	17%

*Purchases from suppliers in the region amounted to less than 10% of total purchases.

13.	Related Party

FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the consolidated financial statements can evaluate their significance. The Company conducts business with suppliers and service providers who are also shareholders of the Company. From time to time, service providers are offered shares of common stock as compensation for their services. Shares provided as compensation are calculated based on the fair value of the service provided and the most recent equity offering price (or market price post-IPO) per share. Additional related party transactions are noted below.

License Agreements

On May 26, 2020, the Company executed a License and Preservation Agreement which superseded the predecessor license and preservation agreement with both Mr. Hamilton and Ms. Reece. Among other modifications, the agreement (i) modified certain approval rights, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred-year term. No additional consideration was exchanged in connection with the agreement. See additional discussion related to the 2020 License in Note 6 of the consolidated financial statements.

Marketing Agreements

The Company has an influencer agreement with Gabrielle Reece to provide certain marketing services. In connection with these services, in the years ended December 31, 2024 and 2023, respectively, advertising expenses totaling $251,061 and $285,172 were included in sales and marketing expenses in the consolidated statements of operations. As of December 31, 2024 and December 31, 2023, amounts payable to Gabrielle Reece of $34,947 and $2,688, respectively, are included in related party liabilities in the consolidated balance sheets.

14.	Revenue Recognition

The Company’s primary source of revenue is sales of coffee creamers, hydration and beverage enhancing products, harvest snacks and other food items, and coffee, tea, and hot chocolate products. The Company recognizes revenue when control of the promised good is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various shipping terms, or customer pick-up, applicable to the Company’s sales. Each delivery or shipment made to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collect the sales price under normal credit terms. Additionally, the Company estimates the impact of certain common practices employed by us and other manufacturers of consumer products, such as scan-based trading, product rebate and other pricing allowances, product returns, trade promotions, sales broker commissions and slotting fees. These estimates are recorded at the end of each reporting period.

In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Year Ended December 31,
	2024		2023
	$	% of Total	$	% of Total
Coffee creamers	$23,088,363	53%	$20,425,029	60%
Coffee, tea, and hot chocolate products	11,184,525	26%	7,968,956	23%
Hydration and beverage enhancing products	9,207,964	21%	5,320,039	16%
Harvest snacks and other food items	6,215,989	14%	6,883,980	20%
Other	172,788	0%	435,388	1%
Gross sales	49,869,629	114%	41,033,392	120%
Shipping income	506,732	1%	899,921	3%
Discounts and promotional activity	(7,081,224)	(15)%	(7,709,115)	(23)%
Sales, net	$43,295,137	100%	$34,224,198	100%

The Company generates revenue through two channels: e-commerce and wholesale:

	Year Ended December 31,
	2024		2023
	$	% of Total	$	% of Total
E-commerce	$25,642,366	59%	$19,443,885	57%
Wholesale	17,652,771	41%	14,780,313	43%
Sales, net	$43,295,137	100%	$34,224,198	100%

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

	January 1,	December 31,	December 31,
	2023	2023	2024
Accounts receivable, net	$1,494,469	$1,022,372	$1,762,911
Contract liabilities	$(729,667)	$(427,974)	$(348,869)

On  May 7, 2024, the Company entered into an accounts receivable factoring agreement (the “Factoring Agreement”) with Alterna Capital Solutions LLC (the “Purchaser”). The Factoring Agreement allows the Company to access up to $2 million on a revolving basis (the “Maximum Amount”). The upfront purchase price for factored accounts is up to 70% of their face value, with the remainder payable to the Company upon collection by the Purchaser. The proceeds will be used to fund general working capital needs. The Company will pay fees, including a funds usage fee (prime rate + 1.5%, minimum 10% per annum) and a collateral monitoring fee (0.05% per month). Pursuant to the Factoring Agreement, the Purchaser can require repurchase of uncollectable or ineligible accounts.

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

The Company has granted a security interest in its personal property to secure the payment and performance of all obligations under the Factoring Agreement. The Factoring Agreement includes customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, and the exercise of remedies upon a breach or default.

15.	Reportable Segments

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segment(s) to be components of the Company’s business for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company manages their business through one operating and reportable segment: superfood. The superfood segment provides customers with clean, functional, and sustainability-conscious alternatives in an industry rife with ultra-processed ingredients and laden with artificial sweeteners. This segment includes the sales of (i) coffee creamers, (ii) hydration and beverage enhancing products, (iii) harvest snacks and other food items, and (iv) coffee, tea, and hot chocolate products. Substantially all revenue is derived from domestic product sales. The accounting policies of the superfood segment are the same as those described in the summary of significant accounting policies. The Company does not have intra-entity sales or transfers.

The Company's chief operating decision maker (“CODM”) is the Chief Executive Officer.

The CODM assesses segment performance and allocates resources based on consolidated net income. All expense categories on the consolidated statements of operations are significant and there are no other significant segment expenses that would require disclosure. The CODM uses consolidated net income to assess operating performance as compared to prior results, annual operating plans, iterative periodic forecasts, and our competitors. The CODM uses this information to allocate future operating and capital expenditures. The measure of segment assets is reported on the consolidated balance sheets as total assets.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on the assessment by our management, we determined that our internal control over financial reporting was effective as of December 31, 2024.

This Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors of the Company

Our Board consists of seven directors and is not classified. The directors hold office from election until the next Annual Meeting of Stockholders and until their successors are elected and qualified or until their death, resignation, or removal.

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

Geoffrey T. Barker
Independent Chairman Director Since 2020 Age 63 Other Public Boards: ● Smartsheet, Inc.

Experience and Expertise

Mr. Barker has been a member of our Board, and Chairman, since our initial public offering (the “IPO”) in September 2020. Mr. Barker has been a member of the Board of Directors of Smartsheet, Inc. (NYSE: SMAR), since 2012, and its Chair since 2016. Mr. Barker cofounded RPX Corporation, a provider of patent risk management solutions, and from 2008 to July 2016, Mr. Barker served in several positions including as Director, Chief Operating Officer, and Co-CEO. Mr. Barker has co-founded several businesses, including Vigilos, Inc., an enterprise security solutions provider, and the Cobalt Group, an online marketing services company. In addition to Smartsheet, Mr. Barker currently serves on the board of directors of a number of private companies. Mr. Barker holds a B.A. in Economics from Tufts University and an M.B.A. from Columbia University.

Qualifications: ● Extensive entrepreneurial experience. ● Extensive operational and leadership experience. ● Public company board and financing experience.

Patrick Gaston
Independent Director Since 2021 Age 67 Other Public Boards: ● Bed Bath & Beyond, Inc. (through 2020)

Experience and Expertise

Mr. Gaston has served as a member of our Board since September 2021. Mr. Gaston is the former Chairman of the board of directors of Bed Bath & Beyond, Inc. and previously served as co-chair of its Compensation Committee and is formerly a member of its Audit Committee. Mr. Gaston is also President and CEO of PG Consulting, a management consulting company founded by Mr. Gaston in 2012 that assists corporations and non-profits in building Corporate Social Responsibility (“CSR”), ESG strategies, Strategic Planning, Private/Public Partnerships and Philanthropic strategies. He holds a B.A. in management from the University of Massachusetts and an M.B.A. from Northeastern University.

Qualifications ● Extensive leadership and CSR experience. ● Public company board and committee experience.

Greg Graves
Independent Director Since 2018 Age 64 Other Public Boards: ● Axcelis Technologies ● SkyWater Technology ● Plug Power Inc. (through 2019)

Experience and Expertise

Mr. Graves has served as a member of our Board since 2018. He has served as Chief Financial Officer of Entegris, Inc. since April 2007, and previously served as Senior Vice President, Strategic Planning & Business Development. Prior to joining Entegris in September 2002, Mr. Graves held positions in investment banking and corporate development, including at Piper Jaffray, RBC (Dain Rauscher) and The Pillsbury Company. From May 2017 to June 2019, Mr. Graves served as a director and Chairman of the audit committee of Plug Power Inc. (NASDAQ: PLUG), an energy solutions provider. Mr. Graves has served on the Board of Directors of the Minneapolis Heart Institute Foundation since May 2016 and has been Chairman of the Audit and Finance Committee since April 2019. Since March 2022, Mr. Graves has served on the Board of Directors of SkyWater Technology (semiconductor specialty foundry) where he is a member of the Audit Committee. Mr. Graves holds a B.A. and master’s in accounting and taxation from the University of Alabama and an M.B.A. from the University of Virginia.

Qualifications ● Extensive public company management experience. ● Financial reporting and accounting expertise. ● Significant enterprise risk management experience.

Laird Hamilton
Co-Founder & Chief Innovator Director Since 2015 Age 60

Experience and Expertise

Mr. Hamilton co-founded Laird Superfood and has served as a member of our Board since its founding in 2015. Mr. Hamilton is an American athlete best known for his accomplishments in big wave surfing. Over the past 25 years, Mr. Hamilton has also been hailed as an innovator in several crossover board sports, including tow-in surfing, stand-up paddle boarding and hydrofoil boarding. For the past decade Mr. Hamilton has been focused on bringing his expertise and passion for fitness and nutrition to the masses. He has accomplished this by creating and co-founding several businesses focused on this mission. Most notably, in June 2015, Mr. Hamilton co-founded Laird Superfood, Inc. to focus on introducing his nutritional ideas to the broader public. Mr. Hamilton also co-created XPT Extreme Performance Training, a performance lifestyle brand, the following year to focus on his philosophies in exercise and lifestyle.

Qualifications

●   Role as co-founder of the Company and his involvement in the development of the Company's products and direction.

●   Extensive personal experience with athletic endeavors, nutrition, and innovation.

Grant LaMontagne
Independent Director Since 2021 Age 68

Experience and Expertise

Mr. LaMontagne has served as a member of our Board since December 2021. Mr. LaMontagne has over 40 years of experience in the consumer-packaged goods (“CPG”) industry, leading large CPG customer organizations as SVP, Chief Customer Officer at Clorox Co. (NYSE: CLX) through 2013 and President, Consumer Sales/Customer Development, Kimberly-Clark North America through November 2017. He has a proven track record of building branded businesses and developing the people, capabilities and organizational structures necessary to achieve robust business results. Since January 2018, Mr. LaMontagne has served as a Senior Advisor for McKinsey & Company, focused specifically on creating single multifunctional strategic/demand plans driven by consumer segmentation, category growth ideas, and integrated commercial plans. He currently serves as the non-executive Board Chair for Acosta Sales & Marketing, one of the industry’s leading brand building agencies. Mr. LaMontagne holds a B.A. in Finance from the University of Massachusetts Amherst.

Qualifications ● Extensive CPG experience. ● Extensive sales and marketing experience. ● Extensive operational and leadership experience.

Maile Naylor
Independent Director Since 2020 Age 51 Other Public Boards: ● BJ’s Wholesale Club ● Leslie's Pool Supplies

Experience and Expertise

Maile Naylor has served on our Board since our IPO in September 2020. Ms. Naylor has been a member of the Board of Directors of BJ’s Wholesale Club (NYSE: BJ) since 2019. Ms. Naylor spent twenty-five years working in the investment management industry analyzing and evaluating global consumer discretionary companies. She previously worked as an Investment Officer at MFS Investment Management, a global asset management company, from September 2005 until her retirement from the investment management industry in April 2018. Prior to that, Ms. Naylor also held positions at Scudder Kemper Investments and Wellington Management, each investment management firms. Ms. Naylor is currently a member of the Boston Ballet Board of Overseers. She holds a bachelor’s degree in finance from Boston University and is a CFA charter holder.

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

•

active participation in the decision-making process, willingness to make difficult decisions in our best interest and the interests of our shareholders and demonstrate diligence and faithfulness in attending Board and Committee meetings; and

•	freedom from any conflict of interest that would impair the director’s ability to fulfill the responsibilities of a member of the Board.

We have no formal policy regarding board diversity; however, a diverse board is an objective of the Company. The Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best maximize the success of the business and represent shareholder interests through the exercise of sound judgment using its diversity of experience in these various areas. There are no family relationships between our executive officers and directors.

Shareholder Nominations

The nominating and corporate governance committee will review and evaluate candidates submitted by shareholders for election to the Board, taking into consideration whether nominations are in accordance with the procedures to nominate directors set forth in our bylaws.

Executive Officers of the Company

The following table sets forth the name, age, and position of each of our executive officers as of February 26, 2025:

Name	Position	Age
Jason Vieth	Chief Executive Officer and Director	51
Anya Hamill	Chief Financial Officer	50
Laird Hamilton	Co-Founder, Chief Innovator and Director	60

Jason Vieth — For biographical information, see “Directors of the Company.”

Laird Hamilton — For biographical information, see “Directors of the Company.”

Anya Hamill was appointed as the Company’s interim Chief Financial Officer, effective July 1, 2022, and was appointed the permanent CFO on November 4, 2022. Ms. Hamill possesses more than 20 years of strategic finance experience in both public CPG and private equity backed emerging companies in the natural foods and beverages space. Ms. Hamill joined the Company as Vice President, Financial Planning and Analysis in April 2022 from Little Secrets Chocolate, where she served as chief financial officer from September 2018. Previously, Ms. Hamill served as the Senior Director of Finance, Premium Yogurt at Danone North America from May 2017 through March 2018, and as a Senior Director of Finance, Plant-based beverage and food division and various other finance and accounting roles at WhiteWave Foods from March 2003 through May 2017. Ms. Hamill holds an MBA with a finance concentration from Leeds School of Business at the University of Colorado and a Bachelor of Arts from Saint-Petersburg State University of Engineering and Economics.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors, officers, and employees, including those officers responsible for financial reporting. A current copy of the code of business conduct and ethics is available under the Governance section of our website. We intend to disclose future amendments to the code or any waivers of its requirements on our website.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership of such ordinary shares with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we have received, we believe that all required Section 16(a) reports were timely filed during our fiscal year ended December 31, 2024, except for a late Form 4 filing by Steve Richie, who previously served as our General Counsel and Corporate Secretary from June 30, 2022 until his retirement on July 8, 2024, on July 3, 2024, with respect to withholding shares of the Company’s common stock to satisfy taxes.

Other Programs and Policies

Insider Trading Policy

Under our Insider Trading Policy, our directors, executive officers, and other employees are prohibited from engaging in short-term trading or short sales and are prohibited from participating in tractions in put options, call options or other derivative securities. While the Company is not subject to the insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans.

Anti-hedging and Anti-pledging Policy

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

Timing of Equity Awards

Equity awards are generally made once each fiscal year in the first quarter to employees and in the second quarter to the Board. This timing does not follow a pre-determined schedule but is rather determined by the Board each year. The Board is mindful of material non-public information when scheduling such awards, avoiding award dates that would too closely precede public filings. Equity awards may also be made to new employees as part of the onboarding process.

Compensation Recoupment Policy

Our Incentive Compensation Recovery Policy requires the recovery of excess incentive compensation from executives if an accounting restatement is necessary due to material noncompliance with financial reporting requirements. This policy applies to all incentive compensation received during the recoupment period by executives who served during the performance period for that compensation, even if they are no longer with the Company at the time of recovery. Incentive compensation is considered "received" in the fiscal period when the financial reporting measure is achieved, regardless of when the payment is made. Exceptions to recovery are allowed if it is impracticable due to excessive recovery costs, legal violations, or potential impacts on tax-qualified retirement plans. The Compensation Committee has full authority to interpret and administer the policy, ensuring compliance with NYSE American and SEC regulations. The policy also prohibits indemnification or advancement of legal fees for executives opposing recovery efforts.

ITEM 11. EXECUTIVE COMPENSATION.

This section discusses the material components of the executive compensation program for our named executive officers (“NEOs”) who are named in the “Summary Compensation Table” below. As an “emerging growth company” and a “smaller reporting company,” each as defined in federal securities laws, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Introduction

The information that follows provides an overview of the compensation provided to our NEOs who are listed in the table below for the period of January 1, 2023 through December 31, 2024 (referred to herein as “fiscal 2024” or “fiscal 2023”).

Name	Title
Jason Vieth	Chief Executive Officer
Anya Hamill	Chief Financial Officer
Laird Hamilton	Co-Founder, Chief Innovator and Director

Overall Philosophy and Objectives of Our Executive Compensation Programs

The overall philosophy of our compensation programs for the NEOs and other senior executives is to encourage and reward the creation of sustainable, long-term shareholder value. We identified the following objectives to help realize this goal:

Alignment with Shareholders

•	Reward performance in a given year and achievements over a sustained period that are aligned with our shareholders’ interests.

Remain Competitive

•	Attract, retain, and motivate the exceptional talent required to ensure our continued success.

Motivate Performance

•	Ensure that the compensation program reinforces execution of overall strategy and achievement of our business objectives.

Reward Superior Performance

•	Reinforce our pay-for-performance, entrepreneurial culture.

Elements of Compensation

The compensation program for our NEOs consists of the following elements of compensation, each described in greater depth below:

•	base salaries;
•	performance-based bonuses; and
•	equity-based incentive compensation.

Base Salary

Base salaries are an annual fixed level of cash compensation that reflect each NEO’s role and responsibilities, and regional market considerations.

The base salaries for our NEOs for fiscal 2024 are listed in the below table:

Name	Title	2024 Salary
Jason Vieth (1)	Chief Executive Officer	$500,000
Anya Hamill (2)	Chief Financial Officer	300,000
Laird Hamilton	Co-Founder, Chief Innovator and Director	125,000
(1)	Effective May 1, 2024, the Board determined to increase Mr. Vieth's annual salary from $400,000 to $500,000 for fiscal 2024.
(2)	Effective May 1, 2024, the Board determined to increase Ms. Hamill's annual salary from $275,000 to $300,000 for fiscal 2024.

Equity-Based Incentive Compensation

We pay equity-based compensation to our NEOs to link the long-term results achieved for our shareholders and the rewards provided to NEOs, thereby ensuring that such NEOs have a continuing stake in our long-term success. For fiscal 2024, annual equity awards were delivered on February 23, 2024, in a combination of stock options and RSUs. The stock options and RSUs provided to our NEOs vest ratably over five years.

Determining Executive Compensation

The Compensation Committee, guided by the principal objectives described in this section, approves the structure of the executive compensation program, and administers the programs for our executive officers. The following describes the roles of key participants in the process.

Role of our Compensation Committee

The Compensation Committee has the responsibility to make and approve changes in the total compensation of our executive officers, including the mix of compensation elements and compensation values.

Role of our Compensation Consultant

The Company engages FW Cook & Co. (“FW Cook”) to provide independent external advice regarding executive compensation and to provide a competitive market pay analysis for our NEOs. Neither FW Cook nor any of its affiliates maintain other direct or indirect business relationships with the Company or any of its affiliates other than the services provided to the Compensation Committee.

Peer Group

The Compensation Committee approved a peer group consisting of 17 companies that was used for benchmarking fiscal 2021 compensation. Given the Company’s size, product offerings, and unique market position, there are no direct competitors in the compensation peer group. Criteria used to identify the peer group companies include:

•	Size – companies with revenue that generally range from 0.2x to 5x our total annual revenue.

•	Business Focus – companies that are publicly traded and primarily in the foods, beverage, and tobacco industry.

The 17-company peer group consists of the companies listed below:

22nd Century	Alico	Bridgford Foods	Celsius
Coffee Holding	Craft Brew Alliance	Crimson Wine	Lifeway Foods
Limoneira	MamaMancini's	MGP Ingredients	NewAge
RiceBran Tech	Rocky Mtn Choc. Factory	S&W Seed	South Dakota Soybean
Willamette Val. Vineyards

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the year ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Stock Awards ($) (2)	Total ($)
Jason Vieth, CEO	2024	462,500	310,333	88,765	2,185,260	3,046,858
	2023	383,333	173,800	16,221	120,107	693,461

Anya Hamill, CFO	2024	290,625	193,958	22,937	—	507,519
	2023	263,542	119,488	27,665	40,500	451,195

Laird Hamilton, Chief Innovator	2024	125,000	86,875	32,111	871,200	1,115,186
	2023	122,128	54,313	27,665	40,500	244,606
(1)

The amounts show in this column represent the aggregate grant-date fair value of stock options granted under our 2020 Omnibus Incentive Plan (as amended, the "2020 Plan") to our NEOs, as computed in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating the fair value of the stock options are set forth in Note 9 to our audited consolidated financial statements appearing elsewhere in this Form 10-K.

(2)

This column reflects the aggregate grant date fair value of RSUs granted under our 2020 Plan to our NEOs, as computed in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating the fair value of the RSUs are set forth in Note 9 to our audited consolidated financial statements appearing elsewhere in this Form 10-K.

Employment Arrangements

We have entered into employment agreements with Mr. Vieth and Ms. Hamill. Mr. Hamilton is currently not a party to an employment agreement with the Company. The employment agreements do not provide for a fixed employment term and set forth the executive’s annual salary, target bonus, if any, eligibility for employee benefits, the terms of equity grants, customary proprietary information assignment provisions, and non-competition and non-solicitation restrictions. The key terms of employment with our named executive officers with employment agreements are further described below.

Jason Vieth

In connection with Mr. Vieth’s appointment as President and Chief Executive Officer, the Company entered into an employment agreement (the “Vieth Employment Agreement”) with Mr. Vieth that provides for the following benefits, among other provisions:

•	an annual base salary of $400,000;
•	an annual bonus opportunity of up to 100% of base salary based on the achievement of performance goals, with a target payout of 50% of base salary;
•

a $114,000 signing bonus subject to repayment if Mr. Vieth voluntarily resigns without good reason (as defined in the Vieth Employment Agreement) or the Company terminates Mr. Vieth’s employment for cause (as defined in the Vieth Employment Agreement) prior to the first anniversary of the Vieth Employment Agreement;

•	RSUs relating to 125,000 shares of common stock, vesting over four years;
•

stock options to purchase 50,000 shares of common stock with an exercise price of $25.00 per share, and stock options to purchase 150,000 shares of common stock with an exercise price equal to the grant date fair value of the Company’s common stock, in each case vesting 25% on the first anniversary of the effective date of the Vieth Employment Agreement and ratably thereafter over the following 12 quarters (such stock options together with the RSUs in the preceding bullet, the “Inducement Grants”); and

•

a payment equal to 12 months base salary and COBRA coverage for up to 12 months if Mr. Vieth resigns for good reason or the Company terminates Mr. Vieth’s employment without cause, or, if such resignation or termination occurs within two years following a change in control (as defined in the Vieth Employment Agreement), a payment equal to 24 months base salary, COBRA coverage for up to 18 months, the vesting of all of Mr. Vieth’s equity awards, and a cash payment equal to $1,000,000 less the fair market value of the Inducement Grants at the time of the change in control.

Mr. Vieth's salary was adjusted to $500,000 with an effective date of May 1, 2024. Mr. Vieth is also eligible to participate in the Company’s equity incentive plans and long-term incentive plans and other benefits available to the Company’s executive officers. In addition, the Company entered into an indemnification agreement with Mr. Vieth on terms substantially similar to the terms of the form of indemnification agreement filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on September 10, 2020.

Anya Hamill

In connection with Ms. Hamill’s appointment as Chief Financial Officer, the Company entered into an employment agreement (the “Hamill Employment Agreement”) with Anya Hamill that provides for the following benefits, among other provisions:

•	an annual base salary of $275,000;
•	an annual bonus opportunity of up to 100% of base salary based on the achievement of performance goals, with a target payout of 50% of base salary;
•	RSUs relating to 50,000 shares of common stock, vesting over four years;
•	stock options to purchase 50,000 shares of common stock with an exercise price equal to the grant date fair value of the Company’s common stock, vesting over four years; and
•

a payment equal to 12 months base salary and COBRA coverage for up to 12 months if Ms. Hamill resigns for good reason or the Company terminates Ms. Hamill’s employment without cause, and, if such resignation or termination occurs within two years following a change in control (as defined in the Hamill Employment Agreement), the vesting of all of Ms. Hamill’s equity awards.

Ms. Hamill's salary was adjusted to $300,000 with an effective date of May 1, 2024. Ms. Hamill is also eligible to participate in the Company’s equity incentive plans and long-term incentive plans and other benefits available to the Company’s executive officers. In addition, the Company entered into an indemnification agreement with Ms. Hamill on terms substantially similar to the terms of the form of indemnification agreement filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on September 10, 2020.

Retirement Plans

We have not maintained, and do not currently intend to maintain, a defined benefit pension plan or nonqualified deferred compensation plan.

Outstanding Equity Awards and Year-End

The following table provides information regarding equity awards held by our NEOs that were outstanding as of December 31, 2024:

	Option Awards					Stock Awards
	Number of securities underlying unexercised options
Name	exercisable	unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (1)
Jason Vieth	51,562	23,438	(2)	7.64	1/31/2032	—		—
	34,375	15,625	(2)	25.00	1/31/2032	—		—
	51,562	23,438	(3)	7.21	2/3/2032	—		—
	25,000	75,000	(7)	0.81	4/3/2033	—		—
	—	193,500	(8)	0.73	2/23/2034	—		—
	—	—		—		39,063	(2)	307,816
	—	—		—		75,000	(7)	591,000
	—	—		—		496,650	(8)	3,913,602

Anya Hamill	5,882	—	(4)	3.17	5/5/2032	—		—
	7,353	7,353	(5)	3.17	5/5/2032	—		—
	25,000	25,000	(6)	1.53	11/4/2032	—		—
	12,500	37,500	(7)	0.81	4/3/2033	—		—
	—	50,000	(8)	0.73	2/23/2034	—		—
	—	—		—		3,943	(5)	31,071
	—	—		—		25,000	(6)	197,000
	—	—		—		37,500	(7)	295,500

Laird Hamilton	50,000	—	(9)	2.00	2/24/2026	—		—
	60,000	—	(10)	9.00	2/22/2028	—		—
	4,185	1,396	(11)	43.53	2/1/2031	—		—
	16,500	16,500	(5)	3.17	5/5/2032	—		—
	12,500	37,500	(7)	0.81	4/3/2033	—		—
	—	70,000	(8)	0.73	2/23/2034	—		—
	—	—		—		690	(11)	5,437
	—	—		—		16,500	(5)	130,020
	—	—		—		37,500	(7)	295,500
	—	—		—		198,000	(8)	1,560,240
(1)

The market value of unvested awards is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing sales price of our common stock on December 31, 2024, the last trading day of the year, which was $7.88.

(2)	These awards vest in four equal annual tranches ending January 31, 2026.
(3)	These awards vest in four equal annual tranches ending February 3, 2026.
(4)	These awards vested on May 5, 2023.
(5)	These awards vest in four equal annual tranches ending May 5, 2026.
(6)	These awards vest in four equal annual tranches ending November 4, 2026.
(7)	These awards vest in four equal annual tranches ending April 4, 2027.
(8)	These awards vest in five equal annual tranches ending February 23, 2029.
(9)	These awards vested on February 24, 2019.
(10)	These awards vested on February 22, 2020.
(11)	These awards vest in four equal annual tranches ending February 1, 2025.

Non-Employee Director Compensation Program

At the time of our IPO, we adopted a non-employee director compensation plan covering non-employee directors. Under the plan, each non-employee director covered by the plan will receive an annual cash retainer and an annual grant of stock options and/or RSUs for board service, and if such non-employee director serves as a committee chair or a lead independent director, an additional annual cash retainer for such committee chair or lead independent director service. The Board has currently fixed the cash retainer for board service for non-employee directors at $45,000 per year, and the additional cash retainer for service as chairman of the Board or as lead independent director at $25,000 per year. The cash retainer for service as a member on a committee is fixed at $4,000 per year for each of the Nominating and Corporate Governance Committee and Compensation Committee and $7,000 per year for the Audit Committee, with an extra $4,000 per year for the chairs of the Nominating and Corporate Governance Committee and Compensation Committee and $7,000 per year for the chair of the Audit Committee. Cash retainers are paid quarterly in arrears, and directors joining mid-year have their cash retainers prorated for actual service. Each non-employee director will receive an annual retainer equity award issued under the 2020 Plan with the value of $55,000 on the grant date, which vests after one year. Each non-employee director may choose to have their equity awarded as stock options, RSUs, or a 50/50 split. Non-employee directors joining mid-year will be provided a prorated annual award for the number of full months of expected service until the next annual shareholder meeting. Such grant will have the other terms provided for in the 2020 Plan and the award agreement providing for such grant. Directors who are also employees, such as Messrs. Vieth and Hamilton, did not and will not receive any compensation for their services as directors.

No per meeting fees are paid, except that we reimburse non-employee directors for reasonable expenses incurred in connection with attending board and committee meetings.

All stock awards granted pursuant to the Non-Employee Director Compensation Program are subject to the terms and provisions of the Laird Superfood, Inc. 2020 Plan.

Director Compensation Table

The table below sets forth information on the compensation of all our non-employee directors for the year ended December 31, 2024. Jason Vieth, our Chief Executive Officer, and Laird Hamilton, our Chief Innovator, were also members of the Board in fiscal 2024 but did not receive any additional compensation for service as a director.

	Fees earned or paid in cash	Stock awards (1)	Total
Name	$	$	$
Geoffrey T. Barker	77,000	95,800	172,800
Greg Graves	66,000	95,800	161,800
Maile Naylor	62,500	95,800	158,300
Patrick Gaston	57,000	95,800	152,800
Grant LaMontagne	55,000	95,800	150,800
(1)

The amounts in this column represent the grant date fair value of the awards as calculated under FASB ASC Topic 718. The assumptions made in valuing awards reported in these columns are discussed in Note 9 to our audited consolidated financial statements appearing elsewhere in this Form 10-K.

Outstanding Equity Awards for Directors at Fiscal Year-End

The following table provides information regarding equity awards held by our non-employee directors that were outstanding as of December 31, 2024:

Name	Options Outstanding	RSUs Outstanding
	#	#
Geoffrey T. Barker	—	20,000
Greg Graves	4,647	20,000
Maile Naylor	4,000	20,000
Patrick Gaston	—	20,000
Grant LaMontagne	—	20,000

Role of the Board in Risk Oversight

The Board administers its role in the oversight of risk directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas. In particular, the Board monitors and assesses strategic risk exposure and our audit committee oversees our major financial risk exposures and the steps our management has taken to monitor and control these exposures. Our audit committee also monitors compliance with legal and regulatory requirements, including our food safety program, and considers and approves or disapproves any related person transactions. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance practices and of the Board. Our compensation committee assesses and monitors whether any of our compensation policies and programs have the potential to encourage excessive risk-taking. While each committee evaluates certain risks and oversees the management of such risks, our entire Board is regularly informed about the risks overseen by the committees through committee reports.

Risk assessment and oversight are an integral part of our governance and management processes. The Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the Board at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies and presents the steps taken by management to mitigate or eliminate such risks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Company Common Stock

The following table sets forth information concerning the “beneficial ownership” of our common stock as of February 21, 2025 by (i) those persons who we know to beneficially own more than 5% of our outstanding common stock; (ii) the NEOs listed in the Summary Compensation Table; and (iii) all of our current directors and executive officers as a group. Under SEC rules, “beneficial ownership” for purposes of this table takes into account shares as to which the individual has or shares voting and/or investment power as well as shares that may be acquired within 60 days (such as by exercising vested stock options) and is different from beneficial ownership for purposes of Section 16 of the Exchange Act, which may result in a number that is different than the beneficial ownership number reported in forms filed pursuant to Section 16. The percentage of shares beneficially owned is computed on the basis of 10,292,374 shares of our common stock outstanding on December 31, 2024. An asterisk in the percent of class column indicates beneficial ownership of less than 1%. The beneficial owners listed have sole voting and investment power with respect to shares beneficially owned, except as to the interests of spouses or as otherwise indicated. Except as set forth below, the address for each beneficial owner listed is c/o Laird Superfood, Inc, 5303 Spine Road, Suite 204, Boulder, Colorado 80301.

Name of Beneficial Owner	Number of Outstanding Shares Beneficially Owned	Number of Shares Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percent of Class
Named Executive Officers
Anya Hamill	33,897	85,735	119,632	1.2%
Laird Hamilton	698,677	223,181	921,858	8.8%
Jason Vieth	100,687	363,030	463,717	4.4%
Non-Employee Directors
Geoffrey Barker	129,057	—	129,057	1.3%
Patrick Gaston	55,718	—	55,718	*
Greg Graves	58,865	4,647	63,512	*
Grant LaMontagne	55,747	—	55,747	*
Maile Naylor	82,957	4,000	86,957	*
All current directors and executive officers as a group (8 persons)	1,215,605	680,593	1,896,198	17.3%
Other 5% Shareholders
Danone Manifesto Ventures, PBC (1)	857,194	—	857,194	8.3%

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Number of securities available for
	Number of Shares to		future issuance under
	be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options and	securities reflected in
	and rights (#)	rights ($) (1)	column (a)) (#) (2)
Equity Compensation plans approved by security holders	2,460,090	2.06	832,032
Equity compensation plans not approved by security holders	—	—	—
Total	2,460,090	2.06	832,032
(1) Reflects the weighted-average exercise prices of outstanding options. There is no exercise price for outstanding RSUs and MSUs.

(2) Consists of 832,032 shares of common stock reserved for issuance under our 2020 Plan. The number of shares reserved for issuance under our 2020 Plan automatically increases on the first day of each fiscal year, beginning with the 2021 fiscal year, by a number equal to four percent of the shares of common stock outstanding on the final day of the prior calendar year or such smaller number of shares as determined by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures for Related Person Transactions

We adopted a written related person transaction policy, effective upon the closing of our IPO, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements, or relationships in which we were or are to be a participant, where the amount involved exceeds the lesser of $120,000 and 1% of the average of the Company's total assets at year-end for the last two completed fiscal years, and a related person had or will have a direct or indirect material interest. Types of transactions covered by this policy include, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third-party and the extent of the related person’s interest in the transaction.

Related Person Transactions

Except as described below, there have been no transactions since January 1, 2023 to which we have been or are to be a participant, in which the amount exceeds the lesser of $120,000 and 1% of the average of the Company's total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers, or beneficial owners of more than 5% of any class of our voting securities, or any immediate family member of or person sharing a household with any of the foregoing persons, had or will have a direct or indirect material interest, other than employment relationships with our executive officers and compensation to our directors.

Agreement with Gabrielle Reece

On October 26, 2022, the Company executed an influencer agreement with Gabrielle Reece, the wife of Mr. Hamilton, our cofounder and Chief Innovator, to provide certain marketing services for a term ended December 31, 2023. The Company did not formally extend the agreement, however, both parties have verbally agreed to continue operating under the terms of the agreement throughout 2024 and into 2025. In connection with these services, during the fiscal year ended December 31, 2024, the Company paid Ms. Reece approximately $251,061.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Relationship with Independent Registered Public Accounting Firm

The following table shows the fees that Moss Adams LLP (“Moss”) billed us for professional services rendered:

Fee Category	2024	2023
Audit Fees	311,267	256,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	311,267	256,500

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

Audit Committee Pre-Approval Policies and Procedures

Moss provides the audit committee with information outlining the plan and scope of Moss’s proposed audit services to be performed during the year, which the audit committee reviews with Moss and management. The audit committee pre-approves all services provided by Moss, including audit services and non-audit services, to assure that they do not impair Moss’s independence. Audit committee pre-approval requirements are subject to an exception for certain de minimis non-audit services approved by the audit committee prior to the completion of an audit. None of the Moss services in 2024 and 2023 were approved by the audit committee pursuant to the de minimis exception. To ensure prompt handling of unexpected matters, the audit committee has specifically delegated to the Chair of the audit committee authority to pre-approve permissible non-audit services, subject to maximum dollar amounts. If the Chair exercises this delegation of authority, he reports the action taken to the audit committee at its next regular meeting.

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

(a)(3) EXHIBITS.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Articles of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	1/2/2024

3.2	Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	1/2/2024

4.1	Form of Stock Certificate for Common Stock.	10-K	001-39537	4.1	3/13/2024

4.2	Stockholder Agreement dated April 13, 2020, between the Company and Danone Manifesto Ventures, PBC.	S-1	333-248513	4.3	8/31/2020

4.3	Description of Capital Stock.	10-K	001-39537	4.1	3/13/2024

10.1#	Laird Superfood, Inc. 2016 Stock Incentive Plan, and form of award agreement thereunder.	S-1	333-248513	10.7	8/31/2020

10.2#	Laird Superfood, Inc. 2018 Equity Incentive Plan, and form of award agreement thereunder.	S-1	333-248513	10.6	8/31/2020

10.3#	Laird Superfood, Inc. 2020 Omnibus Incentive Plan.	S-8	333-248985	99.3	9/23/2020

10.4#	First Amendment to the Laird Superfood, Inc. 2020 Omnibus Incentive Plan.	8-K	001-39537	10.1	6/28/2024

10.5#	Form of Incentive Stock Option Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.2	9/10/2020

10.6#	Form of Non-Qualified Stock Option Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.3	9/10/2020

10.7#	Form of Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.5	9/10/2020

10.8#	Amended Form of Incentive Stock Option Agreement under the 2020 Omnibus Incentive Plan.	10-K	001-39537	10.13	3/16/2023

10.9#	Amended Form of Non-Qualified Stock Option Agreement under the 2020 Omnibus Incentive Plan.	10-K	001-39537	10.14	3/16/2023

10.10#	Amended Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan.	10-K	001-39537	10.15	3/16/2023

10.9#	Amended Form of Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan.	10-K	001-39537	10.16	3/16/2023

10.10#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-248513	10.6	9/20/2020

10.11#	Form of Laird Superfood, Inc. Executive Bonus Plan.	8-K	001-39537	10.1	3/10/2021

10.12#	Employment Agreement between the Company and Jason Vieth, effective January 31, 2022.	8-K	001-39537	10.1	1/31/2022

10.13#	Employment Agreement, dated November 4, 2022, by and between the Company and Anya K. Hamill.	10-Q	001-39537	10.4	11/10/2022

10.14	License and Preservation Agreement dated May 26, 2020, by and among the Company, Laird Hamilton, and Gabrielle Reece.	S-1	333-248513	10.12	8/31/2020

10.15	Accounts Receivable Factoring Agreement dated May 7, 2024, between the Company and Alterna Capital Solutions, LLC.	10-Q	001-39537	10.1	5/8/2024

19.1	Laird Superfood, Inc. Insider Trading Policy.					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included in signature page).					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X

97.1	Laird Superfood, Inc. Incentive Compensation Recoupment Policy.	10-K	001-39537	97.1	3/13/2024

101.INS	inline XBRL Instance Document	X

101.SCH	inline XBRL Taxonomy Extension Schema Document	X

101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	inline XBRL Taxonomy Extension Label Linkbase inline Document	X

101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page from Laird Superfood, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101)	X

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

Laird Superfood, Inc.
(Registrant)

Date: February 26, 2025	/s/ Jason Vieth

Jason Vieth
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2025	/s/ Jason Vieth

Jason Vieth
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 26, 2025	/s/ Anya Hamill

Anya Hamill
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 26, 2025	/s/ Geoffrey Barker

Geoffrey Barker
Director

Date: February 26, 2025	/s/ Maile Naylor

Maile Naylor
Director

Date: February 26, 2025	/s/ Patrick Gaston

Patrick Gaston
Director

Date: February 26, 2025	/s/ Greg Graves

Greg Graves
Director

Date: February 26, 2025	/s/ Laird Hamilton

Laird Hamilton
Director

Date: February 26, 2025	/s/ Grant LaMontagne

Grant LaMontagne
Director