Form 10-Q
period 2025-03-31
Laird Superfood, Inc.
filed 2025-05-07
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission File Number: 001-39537

Laird Superfood, Inc.

(Exact name of registrant as specified in its charter)

Nevada	81-1589788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5303 Spine Road, Suite 204, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (541) 588-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LSF	NYSE American

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

As of May 5, 2025 the registrant had 10,491,235 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by forward-looking statements. Key factors that could cause actual results to be different than expected or anticipated include, but are not limited to:

●	our limited operating history and ability to become profitable;

●	our ability to manage our growth, including our human resource requirements;

●	our reliance on third parties for raw materials and production of our products;

●	our future capital resources and needs;

●	our ability to retain and grow our customer base;

●	our reliance on independent distributors for a substantial portion of our sales;

●	our ability to evaluate and measure our business, prospects, and performance metrics;

●	our ability to compete and succeed in a highly competitive and evolving industry;

●	the health of the premium organic and natural food industry as a whole;

●	risks related to our intellectual property rights and developing a strong brand;

●	our reliance on key personnel, including Laird Hamilton and Gabrielle Reece;

●	regulatory risks;

●	the risk of substantial dilution from future issuances of our equity securities;

●	tariffs and trade-related policies; and

●	the other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets
Cash, cash equivalents, and restricted cash	$7,163,362	$8,514,152
Accounts receivable, net	2,317,635	1,762,911
Inventory	9,511,964	5,975,676
Prepaid expenses and other current assets	1,220,580	1,713,889
Total current assets	20,213,541	17,966,628
Noncurrent assets
Property and equipment, net	109,195	58,447
Intangible assets, net	851,068	896,123
Related party license agreements	132,100	132,100
Right-of-use assets	187,127	205,703
Total noncurrent assets	1,279,490	1,292,373
Total assets	$21,493,031	$19,259,001
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,170,151	$2,137,760
Accrued expenses	4,691,904	3,642,998
Related party liabilities	75,781	34,947
Lease liabilities, current portion	106,761	105,966
Total current liabilities	8,044,597	5,921,671
Lease liabilities	117,661	140,464
Total liabilities	8,162,258	6,062,135
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2025 and December 31, 2024; 10,805,361 and 10,429,030 issued and outstanding at March 31, 2025, respectively; and 10,668,705 and 10,292,374 issued and outstanding at December 31, 2024, respectively.	10,429	10,292
Additional paid-in capital	121,594,836	121,304,884
Accumulated deficit	(108,274,492)	(108,118,310)
Total stockholders’ equity	13,330,773	13,196,866
Total liabilities and stockholders’ equity	$21,493,031	$19,259,001

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Sales, net	$11,654,159	$9,908,938
Cost of goods sold	(6,772,619)	(5,944,837)
Gross profit	4,881,540	3,964,101
General and administrative
Salaries, wages, and benefits	1,158,155	922,407
Other general and administrative	1,085,609	1,235,341
Total general and administrative expenses	2,243,764	2,157,748
Sales and marketing
Marketing and advertising	1,731,036	2,053,258
Selling	1,055,570	779,156
Related party marketing agreements	69,189	62,501
Total sales and marketing expenses	2,855,795	2,894,915
Total operating expenses	5,099,559	5,052,663
Operating loss	(218,019)	(1,088,562)
Other income	74,448	110,997
Loss before income taxes	(143,571)	(977,565)
Income tax expense	(12,611)	(38,957)
Net loss	$(156,182)	$(1,016,522)
Net loss per share:
Basic and diluted	$(0.02)	$(0.11)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	10,345,495	9,401,605

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2025	10,292,374	$10,292	$121,304,884	$(108,118,310)	$13,196,866
Stock-based compensation	—	—	508,410	—	508,410
Common stock issuances, net of taxes	117,656	118	(233,899)	—	(233,781)
Stock options exercised	19,000	19	15,441	—	15,460
Net loss	—	—	—	(156,182)	(156,182)
Balances, March 31, 2025	10,429,030	10,429	121,594,836	(108,274,492)	13,330,773

	Stockholders’ Equity
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2024	9,383,622	$9,384	$119,701,384	$(106,298,149)	$13,412,619
Stock-based compensation	—	—	279,565	—	279,565
Common stock issuances, net of taxes	131,103	131	(5,340)	—	(5,209)
Stock options exercised	5,000	5	9,995	—	10,000
Net loss	—	—	—	(1,016,522)	(1,016,522)
Balances, March 31, 2024	9,519,725	9,520	119,985,604	(107,314,671)	12,680,453

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(156,182)	$(1,016,522)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	66,521	71,435
Stock-based compensation	508,410	279,565
Provision for inventory obsolescence	101,715	43,204
Other operating activities, net	24,575	64,948
Changes in operating assets and liabilities:
Accounts receivable	(556,239)	(1,069,238)
Inventory	(3,638,003)	646,231
Prepaid expenses and other current assets	576,688	217,889
Operating lease liability	(26,492)	(32,254)
Accounts payable	1,032,391	70,901
Accrued expenses	751,038	276,051
Related party liabilities	40,834	25,479
Net cash from operating activities	(1,274,744)	(422,311)
Cash flows from investing activities	(72,214)	—
Cash flows from financing activities	(3,832)	4,791
Net change in cash and cash equivalents	(1,350,790)	(417,520)
Cash, cash equivalents, and restricted cash, beginning of period	8,514,152	7,706,806
Cash, cash equivalents, and restricted cash, end of period	$7,163,362	$7,289,286
Supplemental disclosures of non-cash financing activities
Prepaid expenses paid for with a short-term financing arrangement included in accrued expenses	$83,379	$—
Taxes withheld to cover net issuances of incentive stock awards included in accrued expenses	$214,489	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

1. Summary of Significant Accounting Policies and Estimates

Financial Statement Preparation

The accompanying unaudited consolidated condensed financial statements (the “balance sheet(s),” “statement(s) of operations,” “statement(s) of stockholders' equity,” and “statement(s) of cash flows,” collectively, the “financial statements”) include the accounts of Laird Superfood, Inc., a Nevada corporation, and its wholly owned subsidiary, Picky Bars, LLC (collectively, the “Company,” or “Laird Superfood”). In management's opinion, the financial statements contain all adjustments, which are normal recurring adjustments, necessary for a fair presentation of the Company's financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods presented in this report.

Segment information is prepared on the same basis that the Company's Chief Executive Officer, who is deemed to be the Company's Chief Operating Decision Maker (the “CODM”), reviews financial information for operational decision-making purposes. The Company has one reportable segment. See Note 15 for information on the Company's segment.

The financial statements and related financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2025. The financial information as of  December 31, 2024 was derived from the audited consolidated financial statements and notes for the fiscal year ended December 31, 2024 included in Item 8 of the 2024 Form 10-K. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the footnotes and management's discussion and analysis of the consolidated financial statements in the 2024 Form 10-K. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

The Company's historical results are not necessarily indicative of future operating results, and the operating results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2025 or any other period.

Recently Issued Accounting Pronouncements

In  December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for the year ending  December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and whether the Company will apply the standard prospectively or retrospectively.

In  November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation, and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after  December 15, 2026, and interim reporting periods within fiscal years beginning after  December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are available to be issued. The Company has evaluated events and transactions subsequent to March 31, 2025 for potential recognition of disclosure in the financial statements and determined that there were no such subsequent events.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets as of:

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$6,985,902	$8,339,918
Restricted cash	177,460	174,234
Total cash, cash equivalents, and restricted cash	$7,163,362	$8,514,152

Amounts in restricted cash represent those that are required to be set aside by the following contractual agreements:

●

On December 3, 2020, the Company entered into an agreement with Danone Manifesto Ventures, PBC, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. As of March 31, 2025 and December 31, 2024, cash equivalents in the amount of $99,525 were restricted under this agreement. During the three months ended March 31, 2025 and 2024, the Company has not contributed to these projects. The restriction will be released upon the completion of the projects.

●	Cash equivalents of $530,000 were pledged to secure Company credit card limits. As of March 31, 2025 and December 31, 2024, $77,935 and $74,709, respectively, of these funds were restricted to collateralize borrowings against these Company credit cards.

Cash, cash equivalents, and restricted cash balances that exceeded the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation ("SIPC") insurable limits as of March 31, 2025 and December 31, 2024 totaled $6,037,113 and $7,621,392, respectively. The Company has not experienced any losses related to these balances. The Company’s cash, cash equivalents, and restricted cash are with what the Company believes to be high-quality financial institutions and the Company considers the risks associated with these funds in excess of FDIC and SIPC insurable limits to be low.

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

	March 31,	December 31,
	2025	2024
Raw materials and packaging	$4,742,086	$3,049,399
Finished goods	4,769,878	2,926,277
Total Inventory	$9,511,964	$5,975,676

As of March 31, 2025 and December 31, 2024, the Company had a total of $376,995 and $871,406, respectively, of prepayments for future raw materials inventory which are included in prepaid expenses and other current assets on the balance sheets.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessments, which are charged to cost of goods sold. For the three months ended March 31, 2025 and 2024, the Company recorded $101,715 and $43,204, respectively, of inventory obsolescence and disposal costs.

The following table presents the components of inventory reserves as of:

	March 31,	December 31,
	2025	2024
Estimated based on inventory turnover, quantities on hand, and expiration dates	$234,048	$132,557
Discontinued product	278,703	293,235
Total inventory reserves	$512,751	$425,792

4. Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of:

	March 31,	December 31,
	2025	2024
Prepaid expenses	$641,631	$568,549
Prepaid inventory	376,995	871,406
Deposits	180,784	222,483
Other current assets	21,170	51,451
Prepaid expenses and other current assets	$1,220,580	$1,713,889

5. Property and Equipment

Property and equipment, net is comprised of the following as of:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Furniture and office equipment	$271,299	$(175,378)	$95,921	$199,085	$(155,437)	$43,648
Leasehold improvements	21,261	(7,987)	13,274	21,261	(6,462)	14,799
	$292,560	$(183,365)	$109,195	$220,346	$(161,899)	$58,447

Depreciation expense was $21,466 and $19,714 for the three months ended March 31, 2025 and 2024, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

6. Intangible Assets

Intangible assets are comprised of the following as of:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names (10 years)	$890,827	$(240,523)	$650,304	$890,827	$(213,798)	$677,029
Recipes (10 years)	330,000	(129,250)	200,750	330,000	(121,000)	209,000
Other intangible assets (3 years)	131,708	(131,694)	14	211,708	(201,614)	10,094
Definite-lived intangible assets	1,352,535	(501,467)	851,068	1,432,535	(536,412)	896,123
Licensing agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$1,484,635	$(501,467)	$983,168	$1,564,635	$(536,412)	$1,028,223

The weighted-average remaining useful life of all the Company’s intangible assets is 6.1 years.

For the three months ended March 31, 2025 and 2024, amortization expense was $45,055 and $51,721, respectively.

Definite-lived intangible assets are evaluated for impairment under ASC Topic 360-10, Impairment and Disposal of Long-Live Assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. During 2025, the Company identified a triggering event related to the Picky Bars long-lived asset group (‘‘the asset group’’) related to lower sales given the Company’s strategic shift of resources to other priorities. As a result, the Company evaluated the recoverability of the asset group as of March 31, 2025. The estimated undiscounted future cash flows generated by the asset group exceeded the carrying amount, indicating that the asset group was recoverable and no impairment was recorded.

The estimated amortization expense for each of the next five years and thereafter is as follows:

2025 (excluding the three months ended March 31, 2025)	$104,939
2026	139,899
2027	139,899
2028	139,899
2029	139,899
Thereafter	186,533
Total	$851,068

7. Accrued Expenses

The following table presents the components of accrued expenses as of:

	March 31,	December 31,
	2025	2024
Accrued compensation and benefits	$2,658,983	$1,993,008
Accrued accounts payable	1,558,347	1,082,789
Other accrued expenses	474,574	567,201
Accrued expenses	$4,691,904	$3,642,998

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

8. Leases

Lessee

The Company has entered into operating lease agreements for corporate office space with varying lease terms. The components of lease expense were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating leases
Operating lease cost	$23,059	$38,085
Variable lease cost	—	5,565
Operating lease expense	23,059	43,650
Short-term lease rent expense	93,750	64,229
Total rent expense	$116,809	$107,879

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating cash flows - operating leases	$26,492	$32,254

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term – operating leases (in years)	2.3	2.9
Weighted-average discount rate – operating leases	7.50%	6.81%

As of March 31, 2025, future minimum payments during the next five years and thereafter are as follows:

2025 (excluding the three months ended March 31, 2025)	$79,474
2026	109,145
2027	56,210
Total	244,829
Less imputed interest	(20,407)
Operating lease liabilities	$224,422

Lessor

The Company was the lessor in a sublease agreement until October 31, 2024. The components of rental income were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating leases
Operating lease income	$—	$14,055
Variable lease income	—	5,317
Total rental income	$—	$19,372

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

9. Income Taxes

The Company had a tax net loss for the three months ended March 31, 2025 and 2024 and, therefore, has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions, as well as franchise taxes, which are considered income taxes under Accounting Standards Codification ("ASC") 740, Income Taxes. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024

Income tax benefit at statutory rates	$20,511	$205,289
Valuation allowance for deferred tax assets	(95,581)	(178,672)
Stock-based compensation	68,010	(42,697)
Other income (expense), net	(5,551)	(22,877)
Reported income tax expense	$(12,611)	$(38,957)
Effective tax rate:	8.8%	4.0%

The Company’s deferred tax assets consisted of the following as of:

	March 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$21,465,000	$21,368,607
Intangible assets	2,072,099	2,115,891
Property and equipment	602,744	618,260
Research and development credits	219,488	219,488
Research and development	166,018	206,718
Inventory	78,974	95,762
Accrued expenses	603,301	367,651
Right of use asset	9,950	10,873
Allowance for credit losses	68,958	94,113
Charitable contributions	30,112	34,613
Unexercised options	1,063,001	1,132,698
Total deferred tax assets	26,379,645	26,264,674
Valuation allowance	(26,379,645)	(26,264,674)
Total net deferred tax assets	$—	$—

As of  March 31, 2025, the Company did not provide a current or deferred U.S. federal income tax provision or benefit for any of the periods presented, because the Company has reported cumulative losses since inception. The Company has recorded a provision for state income taxes and a corresponding current state income tax payable of approximately $18,043 and $9,306 as of  March 31, 2025 and December 31, 2024, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The following tables presents net operating losses ("NOLs") and other income tax carryforwards for the following periods:

	March 31, 2025	December 31, 2024
NOLs and other income tax carryforwards
Federal NOLs pre-2017 (1)	$1,868,077	$1,868,077
Federal NOLs post-2018 (2)	83,112,818	82,744,578
State NOLs (3)	61,353,858	60,941,124
Total NOLs	146,334,753	145,553,779
Credits (4)	219,488	219,488
Other carryforwards (4)	1,314,549	1,333,552
Total NOLs and other income tax carryforwards	$147,868,790	$147,106,819
(1) Can be carried forward for 20 years and which begin to expire in 2036.
(2) Can be carried forward indefinitely.
(3) Can be carried forward for between 15 and 20 years and which begin to expire in 2031.
(4) Can be carried forward for between one and five years and which begin to expire in 2025.

The use of NOLs  may be subject to certain limitations, such as those triggered by ownership changes under Section 382 of the Internal Revenue Code. Because of these provisions, the use of a portion of the Company's NOLs and tax credit carryforwards  may be limited in future periods. Further, a portion of the NOLs may expire before being applied to reduce future income tax liabilities.

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not, they will be realized; if not, a valuation allowance is required to be recorded. Management has determined it is more likely than not that the deferred tax assets would not be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company  may reduce the valuation allowance against definite-lived deferred tax assets at such a time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The change in the valuation allowance for deferred tax assets and liabilities for the three months ended March 31, 2025 and 2024 were net increases of $0.1 million and $0.2 million, respectively.

GAAP requires management to evaluate and report information regarding its exposure to various tax positions taken by the Company. The Company has determined whether there are any tax positions that have met the recognition threshold and has measured the Company’s exposure to those tax positions. Management believes that the Company has adequately addressed all relevant tax positions and that there are no unrecorded tax liabilities or uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. U.S. and state jurisdictions have statutes of limitations that generally range from 3 to 5 years.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

10. Stock Incentive Plan

The Company adopted an incentive plan on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to Company employees, employees of the Company’s affiliates, non-employee directors and certain consultants and advisors. In May 2024, the Company's stockholders approved an amendment to the incentive plan to reserve an additional 1,536,742 shares for issuance (as amended, the “2020 Plan”). As of March 31, 2025, the Company had 1,265,041 authorized shares that were issuable or eligible for awards under the 2020 Plan, excluding 2,292,381 shares that were issuable upon vesting and exercise of outstanding options and RSUs.

Stock Options

The following tables summarize the Company’s stock option activity during the three months ended March 31, 2025 and 2024:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2025	1,630,428	$3.47	7.77	$8,770,109
Granted	—	$—	—	$—
Exercised/released	(19,000)	$0.81	—	$—
Cancelled/forfeited	—	$—	—	$—
Balance at March 31, 2025	1,611,428	$3.50	7.51	$6,409,102
Exercisable at March 31, 2025	669,681	$5.90	6.29	$1,843,401

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2024	1,234,778	$4.52	7.91	$30,000
Granted	799,188	$0.73	—	$—
Exercised/released	(5,000)	$2.00	—	$—
Cancelled/forfeited	(1,000)	$12.32	—	$—
Balance at March 31, 2024	2,027,966	$3.03	8.56	$2,657,292
Exercisable at March 31, 2024	681,464	$5.03	7.09	$559,810

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The aggregate intrinsic value in the tables above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount that option holders would have realized if all in-the-money options had been exercised on the last business day of the period indicated. The total intrinsic value of options that vested during the three months ended  March 31, 2025 and 2024 was $844,561 and $0, respectively. The total intrinsic value of options that were exercised during the three months ended March 31, 2025 and 2024 was $118,010 and $5,170, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Restricted Stock Units

The following tables summarize the Company’s RSU activity during the three months ended March 31, 2025 and 2024:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2025	1,115,498	$3.85	3.26	$4,294,241
Granted	—	$—	—	$—
Exercised/released (1)	(149,709)	$4.78	—	$—
Cancelled/forfeited	—	$—	—	$—
Balance at March 31, 2025	965,789	$3.75	2.92	$3,618,761
(1) Includes 32,053 shares of common stock which were withheld to cover taxes.

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2024	771,885	$1.77	2.18	$1,480,161
Granted	—	$—	—	$—
Exercised/released (1)	(33,779)	$3.29	—	$—
Cancelled/forfeited	—	$—	—	$—
Balance at March 31, 2024	738,106	$1.69	1.81	$1,250,652
(1) Includes 2,676 shares of common stock which were withheld to cover taxes.

The Company estimates the fair value of each RSU using the fair value of the Company’s common stock on the date of grant for the purposes of calculating compensation costs. The total vest date market value of RSUs vested during the three months ended  March 31, 2025 and 2024 was $1,090,972 and $28,894, respectively. There were no RSUs granted during the three months ended  March 31, 2025 and 2024. The total fair value of outstanding RSUs as of  March 31, 2025 was $5,939,602, based on the closing price on such date of $6.15. The total fair value of outstanding RSUs as of  December 31, 2024 was $8,790,124, based on the closing price on such date of $7.88.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Market-Based Stock Units ("MSUs")

There were no MSUs outstanding during the three months ended March 31, 2025. The following table summarizes the Company’s MSU activity during the three months ended March 31, 2024:

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

No MSUs vested during the three months ended  March 31, 2025. The total vest date market value of MSUs vested during the three months ended March 31, 2024 was $260,000. No MSUs were granted in the three months ended  March 31, 2025 or 2024. There were no outstanding MSUs as of  March 31, 2025 or December 31, 2024.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC Topic 718, Compensation - Stock Compensation, to equity awards:

	Three Months Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	March 31, 2025	March 31, 2025	March 31, 2025 (years)
Stock options	$81,332	$538,548	2.61
RSUs	427,078	3,037,313	3.44
MSUs	—	—	—
Total stock-based compensation	$508,410	$3,575,861	3.31

Cost of goods sold	$971	$8,677	3.65
General and administrative	489,342	3,318,139	3.27
Sales and marketing	18,097	249,045	3.96
Total stock-based compensation	$508,410	$3,575,861	3.31

	Three Months Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	March 31, 2024	December 31, 2024	December 31, 2024 (years)
Stock options	$81,506	$619,880	2.73
RSUs	178,794	3,464,390	3.55
MSUs	19,265	—	—
Total stock-based compensation	$279,565	$4,084,270	3.42

Cost of goods sold	$682	$9,648	3.88
General and administrative	231,101	3,807,481	3.49
Sales and marketing	47,782	267,141	4.41
Total stock-based compensation	$279,565	$4,084,270	3.42

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

11. Loss per Share

Basic loss per share is determined by dividing the net loss attributable to the Company's common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock consist of employee stock options, RSUs, and MSUs. The dilutive effect of employee stock options, RSUs, and MSUs by the Company are calculated using the treasury stock method. Basic earnings per share is reconciled to diluted earnings per share in the following table:

	Three Months Ended March 31,
	2025	2024
Net loss	$(156,182)	$(1,016,522)
Weighted average shares outstanding - basic and diluted	10,345,495	9,401,605
Basic and diluted:
Net loss per share, basic and diluted	$(0.02)	$(0.11)
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	2,577,217	3,266,072

12. Concentrations

The following table details the concentration of vendor accounts payable balances in excess of 10% of total accounts payable at each period:

	March 31,	December 31,
	2025	2024
Vendor A	12%	14%
Vendor B	14%	18%
Vendor C	*	10%
Vendor D	14%	*
Vendor E	10%	*
Total	50%	42%

* Less than 10%.

The following table details the concentration of customer accounts receivable balances in excess of 10% of total trade accounts receivable at each period:

	March 31,	December 31,
	2025	2024
Customer A	40%	43%
Customer B	29%	20%
Customer C	*	14%
Total	69%	77%

* Less than 10%.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The following table details the concentration of sales to specific customers in excess of 10% of total gross sales for each period and the accounts receivable balances from those customers at the end of each period:

	Gross Sales		Gross Accounts Receivable
	Three Months Ended March 31,		As of March 31,
	2025	2024	2025	2024
Customer A	18%	11%	$1,264,611	$461,132
Customer B	18%	19%	906,557	623,431
Customer C	11%	12%	219,847	710,504
Total	47%	42%	$2,391,015	$1,795,067

During the periods presented below, the Company purchased a substantial portion of raw materials, packaging, and tolling from certain key suppliers. The following table details the concentration of purchases from specific suppliers in excess of 10% of total purchases:

	Three Months Ended March 31,
	2025	2024
Supplier A	15%	17%
Supplier B	12%	11%
Supplier C	11%	11%
Supplier D	*	10%
Supplier E	12%	*
Supplier F	*	10%
Total	50%	59%

* Less than 10%.

During the periods presented below, the Company purchased a substantial portion of raw materials and packaging originating from certain key geographical regions. The following table details the concentration of purchases from specific regions in excess of 10% of total purchases:

	Three Months Ended March 31,
	2025	2024
Country A	22%	17%
Country B	19%	*
Total	41%	17%

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

Marketing Agreements

On October 26, 2022, the Company executed an influencer agreement with Gabby Reece to provide certain marketing services for the Company for a term ending December 31, 2024, with an option to renew for one-year terms. In connection with these services, the Company recognized advertising expenses totaling $69,189 and $62,501, for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, amounts payable to Gabby Reece of $75,781 and $34,947, respectively, are included in related party liabilities in the balance sheets.

14. Revenue Recognition

The Company’s primary source of revenue is sales of coffee creamers, hydration and beverage enhancing products, snacks and other food items, and coffee, tea, and hot chocolate products. The Company recognizes revenue when control of the promised good is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various shipping terms applicable to the Company’s sales. Each delivery or shipment made to a customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collect the sales price under normal credit terms. Additionally, the Company estimates the impact of certain common practices employed by it and other manufacturers of consumer products, such as scan-based trading, product rebate and other pricing allowances, product returns, trade promotions, sales broker commissions and slotting fees. These estimates are recorded at the end of each reporting period.

As reflected in the table below, in accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended March 31,
	2025		2024
	$	% of Total	$	% of Total
Coffee creamers	$6,712,651	58%	$5,570,321	56%
Coffee, tea, and hot chocolate products	3,220,892	28%	2,175,265	22%
Hydration and beverage enhancing products	2,106,179	18%	2,025,272	20%
Snacks and other food items	1,430,729	12%	1,304,060	13%
Other	71,682	1%	122,012	1%
Gross sales	13,542,133	117%	11,196,930	112%
Shipping income	122,274	1%	111,428	1%
Discounts and promotional activity	(2,010,248)	(18)%	(1,399,420)	(13)%
Sales, net	$11,654,159	100%	$9,908,938	100%

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The Company generates revenue through two channels: e-commerce and wholesale, which is summarized below for the periods presented:

	Three Months Ended March 31,
	2025		2024
	$	% of Total	$	% of Total
E-commerce	$6,213,116	53%	$5,868,337	59%
Wholesale	5,441,043	47%	4,040,601	41%
Sales, net	$11,654,159	100%	$9,908,938	100%

Receivables from contracts with customers, net of estimated allowances for credit losses from non-payment as well as for trade promotional contracts with wholesale customers, are included in accounts receivable. Contract liabilities include deferred revenue, customer deposits, rewards programs, and refund liabilities, and are included in accrued expenses. All contract liabilities as of December 31, 2024, were recognized in net sales for the three months ended March 31, 2025. For the periods presented below, the balances of receivables from contracts with customers and contract liabilities were as follows:

	January 1,	December 31,	March 31,
	2024	2024	2025
Accounts receivable, net	$1,022,372	$1,762,911	$2,317,635
Contract liabilities	$(427,974)	$(348,869)	$(341,083)

The following table summarizes the components of estimated allowances for credit losses:

	March 31,	December 31,
	2025	2024
Allowance for bad debts	$17,622	$16,107
Trade promotion reserves	$916,928	$953,061
Factoring payable (receivable)	$(1,534)	(1,534)
Total allowances for credit losses	$933,016	$967,634

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

15. Reportable Segment

In accordance with ASC 280, Segment Reporting, the Company considers operating segment(s) to be components of the Company’s business for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company manages their business through one operating and reportable segment: superfood. The superfood segment provides customers with clean, functional, and sustainability-conscious alternatives in an industry rife with ultra-processed ingredients and laden with artificial sweeteners. This segment includes the sales of (i) coffee creamers, (ii) hydration and beverage enhancing products, (iii) snacks and other food items, and (iv) coffee, tea, and hot chocolate products. Substantially all revenue is derived from domestic product sales. The accounting policies of the superfood segment are the same as those described in the summary of significant accounting policies. The Company does not have intra-entity sales or transfers.

The Company's CODM is the Chief Executive Officer.

The CODM assesses segment performance and allocates resources based on consolidated net loss. As a secondary measure, the CODM also utilizes a non-GAAP measure, adjusted EBITDA, which the Company defines as net loss, adjusted to exclude: (i) depreciation and amortization expenses, (ii) stock-based compensation, (iii) income tax (benefit) expense, (iv) interest expense and other (income) expense, net, and (v) expenses related to a product quality issue. The CODM uses consolidated net loss and adjusted EBITDA to assess operating performance, excluding non-cash costs and non-recurring events, as compared to prior results, annual operating plans, iterative periodic forecasts, and our competitors, on a consistent basis. All expense categories on the consolidated statements of operations, and those described herein, are significant, and there are no other significant segment expenses that would require disclosure. The CODM uses this information to allocate future operating and capital expenditures. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The following table reconciles consolidated net loss to consolidated adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2025	2024
Net loss	$(156,182)	$(1,016,522)
Adjusted for:
Depreciation and amortization	66,521	71,435
Stock-based compensation	508,410	279,565
Income tax expense	12,611	38,957
Interest expense and other (income) expense, net	(74,448)	(110,997)
Product quality issue (a)	—	(11,195)
Adjusted EBITDA	$356,912	$(748,757)

(a) In January 2023, we identified a product quality issue with raw material from one vendor and we voluntarily withdrew any affected finished goods. We previously incurred costs associated with product testing, discounts for replacement orders, and inventory obsolescence costs. We reached settlement with a supplier in the third quarter of 2023 and recorded recoveries in 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Laird Superfood, Inc. (together with its wholly owned subsidiary on a consolidated basis, the "Company," "Laird Superfood," "our," "us," or "we") is a supplement to and should be read in conjunction with the unaudited consolidated condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and the section titled “Risk Factors” included herein and in the 2024 Form 10-K.

Overview

Laird Superfood creates clean, minimally processed, functional foods, many of which incorporate adaptogens which may be beneficial in reducing stress, improving energy levels, enhancing mental performance, mood regulation, and immune system support. Our primary products include (i) coffee creamers, (ii) hydration and beverage enhancing products, (iii) snacks and other food items, and (iv) coffee, tea, and hot chocolate products. Consumer preferences within the evolving food and beverage industry are shifting away from sugar-laden food and beverage products, as well as those containing highly processed and artificial ingredients. Our long-term goal is to build and scale a widely recognized brand that authentically focuses on recognizable ingredients, nutritional density, and functionality, which we believe will allow us to maximize penetration of a multi-billion-dollar opportunity in the grocery market. We generate revenue through two channels: e-commerce and wholesale.

Financial Highlights

Our e-commerce channel consists of (i) our Direct-to-consumer ("DTC") business, which includes sales through lairdsuperfood.com and pickybars.com, and (ii) Amazon. For the three months ended March 31, 2025 and 2024, the e-commerce channel made up 53% and 59% of our net sales, respectively. Lairdsuperfood.com and pickybars.com offer an authentic brand experience for our consumers that drive engagement through educational content. These platforms also provide us with direct consumer feedback for future product development. We view our proprietary database of customers ordering directly from our website as a strategic asset as it enhances our ability to develop long-term relationships with these customers. We believe the content on our websites allows Laird Superfood to educate our consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat customers and subscribers, as evidenced by the fact that repeat customers and subscribers account for over 75% of DTC sales for the three months ended March 31, 2025 and 2024.

Net sales increased to $11.7 million for the three months ended March 31, 2025 ("Q1 2025"), from $9.9 million for the three months ended March 31, 2024 ("Q1 2024"). Wholesale net sales in Q1 2025 increased by 35% compared to the Q1 2024 driven by velocity improvement and distribution expansion in grocery and club stores. E-commerce channel sales for the Q1 2025 increased by 6% compared to Q1 2024, driven by growth in subscription revenue, and repeat customer purchases, and higher average order values.

For Q1 2025 and Q1 2024, wholesale channel sales made up 47% and 41% of our net sales, respectively. Laird Superfood products are sold through various retail outlets, including conventional, natural and specialty grocery, club, and food service locations. The diversity of our retail outlets represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Our Strategy and Key Factors Affecting our Future Performance

We believe that our future performance will depend on many factors, including the following:

Ability to Grow Our Customer Base in both E-commerce and Traditional Wholesale Distribution Channels at a Reasonable Cost

We are continuously growing our customer base through our e-commerce channels, as well as by expanding our presence in our wholesale channel through a variety of physical retail outlets and geographical regions. We typically attract new customers in our e-commerce channel through our direct websites, lairdsuperfood.com and pickybars.com, and through Amazon. We also seek to attract new e-commerce customers through paid and unpaid social media, search, display, and traditional media. Our products are also sold through a growing number of retail outlets. Customers in our wholesale channel include grocery chains, natural food outlets, club stores, and food service customers. Attracting new customers in physical retail outlets depends on, among other things, paid promotions through retailers, display, and traditional media. We believe an ability to consistently attract and retain customers at a reasonable cost relative to projected life-time value will be a key factor affecting future performance.

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

Ability to Expand Gross Margins

Our overall profitability will be impacted by our ability to expand gross margins through effective sourcing of raw materials, controlling input and shipping costs, controlling the impacts of inflationary market factors, import tariffs and other trade policies, as well as managing co-packer relationships.

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

Results of Operations

Comparison of the Q1 2025 and Q1 2024

The following table sets forth our results of operations for the periods indicated, and the percentage increase or decrease between those periods:

	Three Months Ended March 31,		$	Percent
	2025	2024	Change	Change
Sales, net	$11,654,159	$9,908,938	$1,745,221	18%
Cost of goods sold	(6,772,619)	(5,944,837)	(827,782)	14%
Gross profit	4,881,540	3,964,101	917,439	23%
Gross margin	41.9%	40.0%
General and administrative	2,243,764	2,157,748	86,016	4%
Sales and marketing	2,855,795	2,894,915	(39,120)	(1)%
Total operating expenses	5,099,559	5,052,663	46,896	1%
Operating loss	(218,019)	(1,088,562)	870,543	(80)%
Other income	74,448	110,997	(36,549)	(33)%
Loss before income taxes	(143,571)	(977,565)	833,994	(85)%
Income tax expense	(12,611)	(38,957)	26,346	(68)%
Net loss	$(156,182)	$(1,016,522)	$860,340	(85)%

	Three Months Ended March 31,		$	Percent
	2025	2024	Change	Change
Sales, net	$11,654,159	$9,908,938	$1,745,221	18%

The increase in net sales during Q1 2025 was primarily driven by velocity improvements and distribution gains in grocery and club stores, partially offset by increased promotional trade spend, to support a 35% increase in wholesale channel sales year-over-year. E-commerce channel sales increased by 6% year-over-year, which was fueled by stronger Amazon performance.

	Three Months Ended March 31,		$	Percent
	2025	2024	Change	Change
Cost of goods sold	$(6,772,619)	$(5,944,837)	$(827,782)	14%

The increase in cost of goods sold during Q1 2025 was driven by growth in sales volume, offset in part by decreased overhead costs resulting from increased absorption as we increased inventory stock during the quarter in response to elevated demand for our products and to prevent future out-of-stocks.

	Three Months Ended March 31,		$	Percent
	2025	2024	Change	Change
Gross profit	$4,881,540	$3,964,101	$917,439	23%

The increase in gross profit in Q1 2025 compared to the prior year period was driven by increased sales volume. Gross margin expanded to 41.9% in Q1 2025 from 40.0% in the prior year period.

	Three Months Ended March 31,		$	Percent
	2025	2024	Change	Change
Operating expenses
General and administrative	$2,243,764	$2,157,748	$86,016	4%
Sales and marketing	2,855,795	2,894,915	(39,120)	(1)%
Total operating expenses	$5,099,559	$5,052,663	$46,896	1%

The increase in general and administrative expenses during Q1 2025 was primarily driven by stock-based compensation and other personnel costs.

The slight decrease in sales and marketing expenses during Q1 2025 was driven by planned reductions in marketing and advertising spend as we improve our media efficiency, which was offset in part by increased selling costs due to increased sales volume.

	Three Months Ended March 31,		$	Percent
	2025	2024	Change	Change
Other income	$74,448	$110,997	$(36,549)	(33)%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The decrease in other income during Q1 2025 was driven by decreases in dividend income on money market funds as the amounts carried in those accounts decreased, and the termination of the Picky Bars, LLC sublease in the fourth quarter of 2024.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Cash flows provided by (used in):	2025	2024
Operating activities	$(1,274,744)	$(422,311)
Investing activities	(72,214)	—
Financing activities	(3,832)	4,791
Net change in cash, cash equivalents, and restricted cash	$(1,350,790)	$(417,520)

Cash used in operating activities for Q1 2025 was driven by strategic investment into working capital to meet higher demand for our products and to address the out-of-stocks experienced at the end of 2024 and, to a lesser degree, in Q1 2025.

Cash used in investing activities for Q1 2025 consisted of purchases of long-lived capital assets.

Cash used in financing activities for Q1 2025 consisted of payroll taxes paid related to net issuances of stock awards, offset in part by stock option exercises.

Liquidity and Capital Resources

As of March 31, 2025, we had an accumulated deficit of $108.3 million, which includes operating losses of $0.2 million and $1.1 million for Q1 2025 and Q1 2024, respectively. While we may incur additional operating losses as we execute our strategy to invest in the growth of our business, we believe that the strategic business transformation that we have undertaken over the last two years is reflected in our significant gross margin expansion, optimized investments in trade and marketing, lower selling, general, and administrative spending, and reduced cash burn over that period. We will continue to seek opportunities to optimize spending, expand gross margins, and free up cash flow through efficient working capital management. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering, our prior lines of credit, term loans, and, for the first time in fiscal year 2024, from our core operating activities. Our historical uses of cash have primarily consisted of cash used in operating activities and working capital needs.

As of March 31, 2025 and December 31, 2024, we had $7.2 million and $8.5 million, respectively, of cash-on-hand, and total net working capital of $12.2 million and $12.0 million for the same periods. As of March 31, 2025, we had access to up to $1.7 million of advances under the Factoring Agreement, of which none had been utilized as of the date of this report. We have no significant unused sources of liquid assets outside of our working capital.

Our future capital requirements will depend on many factors, including our growth rate, the continued expansion of sales and marketing activities, the enhancement of our product platforms, the introduction of new products, acquisition activity, as well as economic and market trends. Recent and expected working and other capital requirements, in addition to the matters above, also include the items described below:

●	We have a lease arrangement for corporate office space. As of March 31, 2025, we had fixed lease payment obligations of $0.2 million, with $0.1 million payable within 12 months.

●	As of March 31, 2025, $7.9 million of current liabilities were accrued related to short-term operating activities and personnel costs, excluding the aforementioned current lease liabilities.

●

Marketing and advertising expenditures, including related party advertising costs, were $1.8 million in Q1 2025 and $2.1 million in Q1 2024. We expect to continue to invest in these activities as part of the strategic expansion of sales volume, however, we have made strategic shifts to reduce and improve the efficacy of future customer acquisition costs.

●

The prices of various commodities, such as coffee, have increased in the last twelve months. These inflationary pressures have impacted our working capital and our margins. Should this trend continue, our margins could be further impacted.

We continue to monitor macroeconomic trends and uncertainties such inflation of commodity costs, the effects of recently announced tariffs, and the potential imposition of modified or additional tariffs, which may have adverse effects on net sales and margins. As a result of the tariffs announced by the U.S. presidential administration, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we anticipate increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. Based on preliminary analysis of the potential effects of the announced tariffs and these other factors, we do not expect these factors to result in a material negative effect on our net sales or profitability for the remainder of fiscal year 2025. However, we are continuing to evaluate these factors and their potential effects as well as our ability to potentially offset all or a portion of cost increases through pricing actions and cost savings efforts for fiscal year 2026 planning. Economic pressures on customers and consumers, including the challenges of high inflation and the effects of increased tariffs, may negatively affect our net sales and profitability in the future.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our management's discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies” of the Notes to the Unaudited Consolidated Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2024 Form 10-K describe the significant accounting policies and methods used in the preparation of our financial statements. There have been no material changes to our critical accounting estimates since the 2024 Form 10-K.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

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

Item 1A. Risk Factors.

Except as set forth below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the 2024 Form 10-K during the three months ended March 31, 2025. This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors previously described in the Company's 2024 Form 10-K.

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

We purchase our products from a variety of suppliers, including international suppliers. Our direct purchases from non-US suppliers represented a majority of our raw materials, and we expect our international purchases may grow with time. Additionally, we may source from new non-US suppliers over time as raw material availability changes. We may in the future enter into agreements with distributors in foreign countries to sell our products. All of these activities are subject to the uncertainties associated with international business operations, including:

●	difficulties with foreign and geographically dispersed operations;
●	having to comply with various U.S. and international laws;
●	changes and uncertainties relating to foreign rules and regulations;
●	tariffs, export or import restrictions, restrictions on remittances abroad, imposition of duties or taxes that limit our ability to import necessary materials;
●	limitations on our ability to enter into cost-effective arrangements with distributors, or at all;
●	fluctuations in foreign currency exchange rates;
●	imposition of limitations on production, sale or export in foreign countries, including due to pandemic or quarantine;
●	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign processors or joint ventures;
●	imposition of differing labor laws and standards;
●	economic, political, environmental, health-related, or social instability in foreign countries and regions (such as in Southeast Asia in 2022 and South America in 2023);
●	an inability, or reduced ability, to protect our intellectual property;
●	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;
●	difficulties in enforcing contracts and legal decisions; and
●	less developed infrastructure.

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

All risks relating to business operations outside of the U.S. may be exacerbated by the current U.S. political climate. For example, the U.S. presidential administration recently announced significant tariffs on imports from a broad range of countries, including Canada, Mexico and China, which may cause, among other things, inflationary pressures and higher costs on certain of our raw materials and imports from the affected countries. We have in the past and intend to continue to source certain of our raw materials from China. In the future, additional tariffs may be implemented on other countries from which we import a significant portion of our raw materials.

Tariffs, reciprocal tariffs, as well as other related measures that could be taken by other countries, including the potential escalation of trade disputes, could impact our business and results of operations. The extent and duration of tariffs and the resulting effect on general economic conditions and on our business could result of increases in prices for raw materials that we import from our suppliers. The impact of tariffs or reciprocal tariffs on our supply chain are uncertain and depend on various factors, such as negotiations between the United States and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products.

The ultimate impact of changing trade policies on our business will depend on various factors, including the magnitude, duration and nature of tariffs. While we actively monitor these developments, we may not be able to fully mitigate the adverse impact of potential tariff initiatives or other trade-related disruptions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company's directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Laird Superfood, Inc.
(Registrant)

Date: May 7, 2025	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: May 7, 2025	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer
(Principal Financial and Accounting Officer)