Form 10-Q
period 2025-06-30
Laird Superfood, Inc.
filed 2025-08-07
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025 the registrant had 10,664,523 shares of common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets
Cash, cash equivalents, and restricted cash	$4,184,775	$8,514,152
Accounts receivable, net	2,751,541	1,762,911
Inventory	11,027,615	5,975,676
Prepaid expenses and other current assets	1,253,258	1,713,889
Total current assets	19,217,189	17,966,628
Noncurrent assets
Property and equipment, net	93,233	58,447
Intangible assets, net	816,078	896,123
Related party license agreements	132,100	132,100
Right-of-use assets	168,136	205,703
Total noncurrent assets	1,209,547	1,292,373
Total assets	$20,426,736	$19,259,001
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,726,595	$2,137,760
Accrued expenses	4,066,255	3,642,998
Related party liabilities	57,947	34,947
Lease liabilities, current portion	107,555	105,966
Total current liabilities	6,958,352	5,921,671
Lease liabilities	94,443	140,464
Total liabilities	7,052,795	6,062,135
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; 11,020,792 and 10,644,461 issued and outstanding at June 30, 2025, respectively; and 10,668,705 and 10,292,374 issued and outstanding at December 31, 2024, respectively.	10,644	10,292
Additional paid-in capital	121,999,967	121,304,884
Accumulated deficit	(108,636,670)	(108,118,310)
Total stockholders’ equity	13,373,941	13,196,866
Total liabilities and stockholders’ equity	$20,426,736	$19,259,001

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales, net	$11,990,842	$10,003,654	$23,645,001	$19,912,592
Cost of goods sold	(7,209,839)	(5,826,373)	(13,982,458)	(11,771,210)
Gross profit	4,781,003	4,177,281	9,662,543	8,141,382
General and administrative
Salaries, wages, and benefits	1,185,639	975,809	2,343,794	1,898,216
Other general and administrative	1,017,124	1,172,363	2,102,733	2,407,704
Total general and administrative expenses	2,202,763	2,148,172	4,446,527	4,305,920
Sales and marketing
Marketing and advertising	1,825,266	1,383,425	3,556,302	3,436,683
Selling	1,074,467	920,739	2,130,037	1,699,895
Related party marketing agreements	77,984	63,566	147,173	126,067
Total sales and marketing expenses	2,977,717	2,367,730	5,833,512	5,262,645
Total operating expenses	5,180,480	4,515,902	10,280,039	9,568,565
Operating loss	(399,477)	(338,621)	(617,496)	(1,427,183)
Other income	45,561	103,069	120,009	214,066
Loss before income taxes	(353,916)	(235,552)	(497,487)	(1,213,117)
Income tax expense	(8,262)	(3,524)	(20,873)	(42,481)
Net loss	$(362,178)	$(239,076)	$(518,360)	$(1,255,598)
Net loss per share:
Basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.13)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	10,517,528	9,833,001	10,431,987	9,617,800

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2025	10,292,374	$10,292	$121,304,884	$(108,118,310)	$13,196,866
Stock-based compensation	—	—	508,410	—	508,410
Common stock issuances, net of taxes	117,656	118	(233,899)	—	(233,781)
Stock options exercised	19,000	19	15,441	—	15,460
Net loss	—	—	—	(156,182)	(156,182)
Balances, March 31, 2025	10,429,030	10,429	121,594,836	(108,274,492)	13,330,773
Stock-based compensation	—	—	488,576	—	488,576
Common stock issuances, net of taxes	169,492	169	(88,509)	—	(88,340)
Stock options exercised	45,939	46	5,064	—	5,110
Net loss	—	—	—	(362,178)	(362,178)
Balances, June 30, 2025	10,644,461	10,644	121,999,967	(108,636,670)	13,373,941

	Stockholders’ Equity
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2024	9,383,622	$9,384	$119,701,384	$(106,298,149)	$13,412,619
Stock-based compensation	—	—	279,565	—	279,565
Common stock issuances, net of taxes	131,103	131	(5,340)	—	(5,209)
Stock options exercised	5,000	5	9,995	—	10,000
Net loss	—	—	—	(1,016,522)	(1,016,522)
Balances, March 31, 2024	9,519,725	9,520	119,985,604	(107,314,671)	12,680,453
Stock-based compensation	—	—	253,708	—	253,708
Common stock issuances, net of taxes	425,097	423	(39,585)	—	(39,162)
Common stock issuance costs	—	—	(73,195)	—	(73,195)
Stock options exercised	164,107	164	21,336	—	21,500
Net loss	—	—	—	(239,076)	(239,076)
Balances, June 30, 2024	10,108,929	10,107	120,147,868	(107,553,747)	12,604,228

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(518,360)	$(1,255,598)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	125,897	138,579
Stock-based compensation	996,986	533,273
Provision for inventory obsolescence	401,938	187,901
Other operating activities, net	58,296	103,034
Changes in operating assets and liabilities:
Accounts receivable	(1,000,807)	(173,219)
Inventory	(5,453,877)	(263,719)
Prepaid expenses and other current assets	460,631	149,152
Operating lease liability	(52,984)	(64,812)
Accounts payable	588,835	294,590
Accrued expenses	268,079	544,754
Related party liabilities	23,000	26,479
Net cash from operating activities	(4,102,366)	220,414
Cash flows from investing activities	(80,638)	(13,462)
Cash flows from financing activities	(146,373)	(86,066)
Net change in cash and cash equivalents	(4,329,377)	120,886
Cash, cash equivalents, and restricted cash, beginning of period	8,514,152	7,706,806
Cash, cash equivalents, and restricted cash, end of period	$4,184,775	$7,827,692
Supplemental disclosures of non-cash financing activities
Taxes withheld to cover net issuances of incentive stock awards included in accrued expenses	$155,178	$—

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

The Company's historical results are not necessarily indicative of future operating results, and the operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2025 or any other period.

Liquidity

As of June 30, 2025, the Company had $4.2 million of cash-on-hand, compared to $4.1 million of cash used in operating activities during the six months ended June 30, 2025. This use of cash was driven by strategic investment into working capital, with inventory increasing to $11.0 million from $6.0 million as of June 30, 2025 and December 31, 2024, respectively. This investment was made (i) to meet higher demand for the Company's products, (ii) to address the out-of-stocks experienced at the end of 2024, and (iii) to forward purchase inventory in anticipation of potential tariffs on the import of raw materials that are sourced outside of the United States, particularly in Southeast Asia. As the Company sells down this forward-purchased inventory during the back half of 2025 and into 2026, the Company expects cash balances to normalize and increase by the end of the 2025 fiscal year. In addition, during the second quarter of 2025, the Company's accounts receivable balance was elevated due to temporary delays from a customer which resulted in a shift in payments received from the second quarter of 2025 to the third quarter of 2025. The Company expects accounts receivable balances to normalize during the third quarter of 2025.

As of June 30, 2025, the Company had access to up to $1.8 million of advances under its Factoring Agreement, of which none had been utilized as of the date of this report, and the Company has no other significant unused sources of liquid assets outside of working capital. Based on the Company's current business plans, the Company believes that existing cash balances, including anticipated cash flow from operations, will be sufficient to finance operations and meet the foreseeable cash requirements through at least the next twelve months. In the future, the Company  may raise funds by issuing debt or equity securities, or securities convertible into or exchangeable for our common stock. Such financing and other potential financing may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect the business. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations even if the Company believes that it has sufficient funds for its current or future operating plans. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are available to be issued. The Company has evaluated events and transactions subsequent to June 30, 2025 for potential recognition of disclosure in the financial statements and determined that there were no such subsequent events, aside from the following.

On July 4, 2025, legislation, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets as of:

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$3,928,241	$8,339,918
Restricted cash	256,534	174,234
Total cash, cash equivalents, and restricted cash	$4,184,775	$8,514,152

Amounts in restricted cash represent those that are required to be set aside by the following contractual agreements:

●

On December 3, 2020, the Company entered into an agreement with Danone Manifesto Ventures, PBC, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. As of June 30, 2025 and December 31, 2024, cash equivalents in the amount of $99,525 were restricted under this agreement. During the three and six months ended June 30, 2025 and 2024, the Company has not contributed to these projects. The restriction will be released upon the completion of the projects.

●	Cash equivalents of $530,000 were pledged to secure Company credit card limits. As of June 30, 2025 and December 31, 2024, $157,009 and $74,709, respectively, of these funds were restricted to collateralize borrowings against these Company credit cards.

Cash, cash equivalents, and restricted cash balances that exceeded the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation ("SIPC") insurable limits as of June 30, 2025 and December 31, 2024 totaled $3,295,724 and $7,621,392, respectively. The Company has not experienced any losses related to these balances. The Company’s cash, cash equivalents, and restricted cash are with what the Company believes to be high-quality financial institutions and the Company considers the risks associated with these funds in excess of FDIC and SIPC insurable limits to be low.

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

	June 30,	December 31,
	2025	2024
Raw materials and packaging	$4,204,361	$3,049,399
Finished goods	6,823,254	2,926,277
Total Inventory	$11,027,615	$5,975,676

As of June 30, 2025 and December 31, 2024, the Company had a total of $214,987 and $871,406, respectively, of prepayments for future raw materials inventory which are included in prepaid expenses and other current assets on the balance sheets.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessments, which are charged to cost of goods sold. For the three and six months ended June 30, 2025, the Company recorded $300,223 and $401,938, respectively, of inventory obsolescence and disposal costs. For the three and six months ended June 30, 2024, the Company recorded $145,697 and $187,901, respectively, of inventory obsolescence and disposal costs.

The following table presents the components of inventory reserves as of:

	June 30,	December 31,
	2025	2024
Estimated based on inventory turnover, quantities on hand, and expiration dates	$150,153	$132,557
Discontinued product	200,306	293,235
Total inventory reserves	$350,459	$425,792

4. Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of:

	June 30,	December 31,
	2025	2024
Prepaid expenses	$637,710	$568,549
Prepaid inventory	214,987	871,406
Deposits	333,739	222,483
Other current assets	66,822	51,451
Prepaid expenses and other current assets	$1,253,258	$1,713,889

5. Property and Equipment

Property and equipment, net is comprised of the following as of:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Furniture and office equipment	$279,722	$(198,238)	$81,484	$199,085	$(155,437)	$43,648
Leasehold improvements	21,261	(9,512)	11,749	21,261	(6,462)	14,799
	$300,983	$(207,750)	$93,233	$220,346	$(161,899)	$58,447

Depreciation expense was $24,386 and $45,852 for the three and six months ended June 30, 2025, respectively. Depreciation expense was $19,866 and $39,580 for the three and six months ended June 30, 2024, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

6. Intangible Assets

Intangible assets are comprised of the following as of:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names (10 years)	$890,827	$(267,249)	$623,578	$890,827	$(213,798)	$677,029
Recipes (10 years)	330,000	(137,500)	192,500	330,000	(121,000)	209,000
Other intangible assets (3 years)	131,708	(131,708)	—	211,708	(201,614)	10,094
Definite-lived intangible assets	1,352,535	(536,457)	816,078	1,432,535	(536,412)	896,123
Licensing agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$1,484,635	$(536,457)	$948,178	$1,564,635	$(536,412)	$1,028,223

The weighted-average remaining useful life of all the Company’s intangible assets is 5.8 years.

For the three and six months ended June 30, 2025, amortization expense was $34,990 and $80,045, respectively. For the three and six months ended June 30, 2024, amortization expense was $47,278 and $98,999, respectively.

Definite-lived intangible assets are evaluated for impairment under ASC Topic 360-10, Impairment and Disposal of Long-Live Assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the first quarter of 2025, the Company identified a triggering event related to the Picky Bars long-lived asset group (‘‘the asset group’’) related to lower sales given the Company’s strategic shift of resources to other priorities. As a result, the Company evaluated the recoverability of the asset group as of March 31, 2025. The estimated undiscounted future cash flows generated by the asset group exceeded the carrying amount, indicating that the asset group was recoverable and no impairment was recorded. There were no triggering events in the three months ended June 30, 2025.

The estimated amortization expense for each of the next five years and thereafter is as follows:

2025 (excluding the six months ended June 30, 2025)	$69,950
2026	139,899
2027	139,899
2028	139,899
2029	139,899
Thereafter	186,532
Total	$816,078

7. Accrued Expenses

The following table presents the components of accrued expenses as of:

	June 30,	December 31,
	2025	2024
Accrued compensation and benefits	$1,255,139	$1,993,008
Accrued accounts payable	2,403,974	1,082,789
Other accrued expenses	407,142	567,201
Accrued expenses	$4,066,255	$3,642,998

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

8. Leases

Lessee

The Company has entered into operating lease agreements for corporate office space with varying lease terms. For the periods presented below, the components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Operating leases
Operating lease cost	$23,059	$46,119
Variable lease cost	—	—
Operating lease expense	23,059	46,119
Short-term lease rent expense	117,110	210,859
Total rent expense	$140,169	$256,978

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Operating leases
Operating lease cost	$38,085	$76,169
Variable lease cost	5,790	11,355
Operating lease expense	43,875	87,524
Short-term lease rent expense	79,897	144,127
Total rent expense	$123,772	$231,651

	Six Months Ended
	June 30, 2025	June 30, 2024
Operating cash flows – operating leases	$52,984	$64,812

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term – operating leases (in years)	1.9	2.7
Weighted-average discount rate – operating leases	7.50%	6.92%

As of June 30, 2025, future minimum payments during the next three years, with no future minimum payments thereafter, are as follows:

2025 (excluding the six months ended June 30, 2025)	$52,983
2026	109,145
2027	56,210
Total	218,338
Less imputed interest	(16,340)
Operating lease liabilities	$201,998

Lessor

The Company was the lessor in a sublease agreement until October 31, 2024. For the periods presented below, the components of rental income were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Operating lease
Operating lease income	$14,055	$28,109
Variable lease income	5,316	10,634
Total rental income	$19,371	$38,743

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

9. Income Taxes

The Company had a tax net loss for the three and six months ended June 30, 2025 and 2024 and, therefore, has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions, as well as franchise taxes, which are considered income taxes under Accounting Standards Codification ("ASC") 740, Income Taxes. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024

Income tax benefit at statutory rates	$117,815	$229,541
Valuation allowance for deferred tax assets	(328,074)	(626,845)
Stock-based compensation	196,160	380,270
Other income (expense), net	(6,774)	(25,447)
Reported income tax expense	$(20,873)	$(42,481)
Effective tax rate:	4.2%	3.5%

The Company’s deferred tax assets consisted of the following as of:

	June 30, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$21,831,513	$21,368,607
Intangible assets	2,014,154	2,115,891
Property and equipment	588,268	618,260
Research and development credits	219,488	219,488
Research and development	196,875	206,718
Inventory	165,154	95,762
Accrued expenses	508,779	367,651
Right of use asset	9,035	10,873
Allowance for credit losses	82,605	94,113
Charitable contributions	32,516	34,613
Unexercised options	1,006,874	1,132,698
Total deferred tax assets	26,655,261	26,264,674
Valuation allowance	(26,655,261)	(26,264,674)
Total net deferred tax assets	$—	$—

As of  June 30, 2025, the Company did not provide a current or deferred U.S. federal income tax provision or benefit for any of the periods presented, because the Company has reported cumulative losses since inception. The Company has recorded a provision for state income taxes and a corresponding current state income tax payable of approximately $7,975 and $9,306 as of  June 30, 2025 and December 31, 2024, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The following tables presents net operating losses ("NOLs") and other income tax carryforwards for the following periods:

	June 30, 2025	December 31, 2024
NOLs and other income tax carryforwards
Federal NOLs pre-2017 (1)	$1,868,077	$1,868,077
Federal NOLs post-2018 (2)	84,558,192	82,744,578
State NOLs (3)	62,423,359	60,941,124
Total NOLs	148,849,628	145,553,779
Credits (4)	219,488	219,488
Other carryforwards (4)	1,326,391	1,333,552
Total NOLs and other income tax carryforwards	$150,395,507	$147,106,819
(1) Can be carried forward for 20 years and which begin to expire in 2036.
(2) Can be carried forward indefinitely.
(3) Can be carried forward for between 15 and 20 years and which begin to expire in 2031.
(4) Can be carried forward for between one and five years and begin to expire in 2025.

The use of NOLs  may be subject to certain limitations, such as those triggered by ownership changes under Section 382 of the Internal Revenue Code. Because of these provisions, the use of a portion of the Company's NOLs and tax credit carryforwards  may be limited in future periods. Further, a portion of the NOLs may expire before being applied to reduce future income tax liabilities.

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not, they will be realized; if not, a valuation allowance is required to be recorded. Management has determined it is more likely than not that the deferred tax assets would not be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company  may reduce the valuation allowance against definite-lived deferred tax assets at such a time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The change in the valuation allowance for deferred tax assets and liabilities for the six months ended June 30, 2025 and 2024 were net increases of $0.4 million and $0.8 million, respectively.

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

For information on the recent One Big Beautiful Bill Act and the potential impacts thereof on our tax provision, see the “Subsequent Events” section of Note 1.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

10. Stock Incentive Plan

The Company adopted an incentive plan on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to Company employees, employees of the Company’s affiliates, non-employee directors and certain consultants and advisors. In May 2024, the Company's stockholders approved an amendment to the incentive plan to reserve an additional 1,536,742 shares for issuance (as amended, the “2020 Plan”). As of June 30, 2025, the Company had 1,193,862 authorized shares that were issuable or eligible for awards under the 2020 Plan, excluding 2,168,061 shares that were issuable upon vesting and exercise of outstanding options and RSUs.

Stock Options

The following tables summarize the Company’s stock option activity during the six months ended June 30, 2025 and 2024:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2025	1,630,428	$3.47	7.77	$8,770,109
Granted	—	$—	—	$—
Exercised/released (1)	(74,000)	$0.92	—	$—
Cancelled/forfeited	—	$—	—	$—
Balance at June 30, 2025	1,556,428	$3.59	7.22	$6,301,890
Exercisable at June 30, 2025	701,606	$5.90	6.05	$1,987,335
(1) Includes 8,772 shares of common stock which were withheld to cover stock option exercise costs.

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2024	1,234,778	$4.52	7.91	$30,000
Granted	799,188	$0.73	—	$—
Exercised/released (1)	(255,750)	$1.06	—	$—
Cancelled/forfeited	(25,788)	$3.01	—	$—
Balance at June 30, 2024	1,752,428	$3.32	8.30	$6,377,551
Exercisable at June 30, 2024	523,040	$4.52	6.38	$1,108,076
(1) Includes 86,643 shares of common stock which were withheld to cover stock option exercise costs.

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The aggregate intrinsic value in the tables above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount that option holders would have realized if all in-the-money options had been exercised on the last business day of the period indicated. The total intrinsic value of options that vested during the six months ended  June 30, 2025 and 2024 was $1,248,759 and $0, respectively. The total intrinsic value of options that were exercised during the six months ended June 30, 2025 and 2024 was $424,103 and $434,269, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Restricted Stock Units

The following tables summarize the Company’s RSU activity during the six months ended June 30, 2025 and 2024:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2025	1,115,498	$3.85	3.26	$4,294,241
Granted	114,760	$5.88	—	$—
Exercised/released (1)	(335,209)	$4.03	—	$—
Cancelled/forfeited	—	$—	—	$—
Balance at June 30, 2025	895,049	$4.09	2.99	$3,657,528
(1) Includes 48,061 shares of common stock which were withheld to cover taxes.

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of RSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2024	771,885	$1.76	2.04	$1,361,696
Granted	100,000	$4.79	—	$—
Exercised/released (1)	(369,280)	$1.35	—	$—
Cancelled/forfeited	(66)	$19.00	—	$—
Balance at June 30, 2024	502,539	$2.67	2.03	$1,342,542
(1) Includes 13,080 shares of common stock which were withheld to cover taxes.

The Company estimates the fair value of each RSU using the fair value of the Company’s common stock on the date of grant for the purposes of calculating compensation costs. The total vest-date market value of RSUs that vested during the six months ended  June 30, 2025 and 2024 was $2,214,312 and $896,487, respectively. The total fair value of RSUs that were granted during the six months ended  June 30, 2025 and 2024 was $722,988 and $562,000, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Market-Based Stock Units ("MSUs")

There were no MSUs outstanding during the six months ended June 30, 2025. The following table summarizes the Company’s MSU activity during the six months ended June 30, 2024:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining Vesting	Aggregate
	Number of MSUs	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2024	621,314	$1.57	0.62	$977,558
Granted	—	$—	—	$—
Exercised/released	(200,000)	$0.18	—	$—
Cancelled/forfeited	(21,314)	$43.53	—	$—
Balance at June 30, 2024	400,000	$0.03	0.12	$13,090

The MSUs vest upon the 30-day weighted average stock price reaching or exceeding established targets within the requisite service period. The Company estimates the grant-date fair value of the MSUs using a Monte Carlo simulation, which requires assumptions for expected volatility, risk-free rate of return and dividend yield. Compensation expense for these MSUs is recognized over the requisite service period regardless of whether the market conditions are satisfied.

No MSUs vested during the six months ended  June 30, 2025. The total vest-date market value of MSUs that vested during the six months ended June 30, 2024 was $260,000. No MSUs were granted in the six months ended  June 30, 2025 or 2024.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC Topic 718, Compensation - Stock Compensation, to equity awards:

	Three Months Ended	Six Months Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	June 30, 2025	June 30, 2025	June 30, 2025	June 30, 2025 (years)
Stock options	$79,183	$160,515	$459,365	2.51
RSUs	409,393	836,471	3,302,516	3.10
MSUs	—	—	—	—
Total stock-based compensation	$488,576	$996,986	$3,761,881	3.03

Cost of goods sold	$8,625	$9,596	$38,132	1.81
General and administrative	445,901	935,243	3,324,413	3.01
Sales and marketing	34,050	52,147	399,336	3.29
Total stock-based compensation	$488,576	$996,986	$3,761,881	3.03

	Three Months Ended	Six Months Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	June 30, 2024	June 30, 2024	December 31, 2024	December 31, 2024 (years)
Stock options	$91,688	$173,194	$619,880	2.73
RSUs	155,187	333,981	3,464,390	3.55
MSUs	6,833	26,098	—	—
Total stock-based compensation	$253,708	$533,273	$4,084,270	3.42

Cost of goods sold	$982	$1,664	$9,648	3.88
General and administrative	209,680	440,781	3,807,481	3.49
Sales and marketing	43,046	90,828	267,141	4.41
Total stock-based compensation	$253,708	$533,273	$4,084,270	3.42

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

11. Loss per Share

Basic loss per share is determined by dividing the net loss attributable to the Company's common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock consist of employee stock options, RSUs, and MSUs. The dilutive effect of employee stock options, RSUs, and MSUs by the Company are calculated using the treasury stock method. For the periods presented below, basic earnings per share is reconciled to diluted earnings per share in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(362,178)	$(239,076)	$(518,360)	$(1,255,598)
Weighted average shares outstanding - basic and diluted	10,517,528	9,833,001	10,431,987	9,617,800
Basic and diluted:
Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.13)
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	2,451,477	2,654,967	2,451,477	2,654,967

12. Concentrations

The following table details the concentration of vendor accounts payable balances in excess of 10% of total accounts payable at each period:

	June 30,	December 31,
	2025	2024
Vendor A	*	14%
Vendor B	31%	18%
Vendor C	*	10%
Total	31%	42%

* Less than 10%.

The following table details the concentration of customer accounts receivable balances in excess of 10% of total trade accounts receivable at each period:

	June 30,	December 31,
	2025	2024
Customer A	40%	43%
Customer B	10%	20%
Customer C	28%	14%
Total	78%	77%

* Less than 10%.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The following table details the concentration of sales to specific customers in excess of 10% of total gross sales for each period and the accounts receivable balances from those customers at the end of each period:

	Gross Sales		Gross Sales		Gross Accounts Receivable
	Three months ended June 30,		Six Months Ended June 30,		As of June 30,
	2025	2024	2025	2024	2025	2024
Customer A	17%	18%	18%	15%	$1,273,775	$552,668
Customer B	12%	16%	15%	17%	335,829	460,392
Customer C	19%	*	15%	*	892,820	*
Total	48%	34%	48%	32%	$2,502,424	$1,013,060

* Less than 10%.

During the periods presented below, the Company purchased a substantial portion of raw materials, packaging, and tolling from certain key suppliers. The following table details the concentration of purchases from specific suppliers in excess of 10% of total purchases:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Supplier A	20%	*	17%	12%
Supplier B	24%	*	17%	10%
Supplier C	*	11%	*	11%
Supplier D	*	13%	*	12%
Supplier E	*	10%	*	10%
Total	44%	34%	34%	55%

* Less than 10%.

During the periods presented below, the Company purchased a substantial portion of raw materials and packaging originating from certain key geographical regions. The following table details the concentration of purchases from specific regions in excess of 10% of total purchases:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Country A	25%	*	23%	13%
Country B	*	*	13%	*
Total	25%	0%	36%	13%

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

License Agreements

On May 26, 2020, the Company executed a License and Preservation Agreement with Mr. Hamilton and Ms. Reece, which superseded the predecessor license and preservation agreements with both individuals. Among other modifications, the agreement (i) modified certain approval rights, (ii) modified certain assignment, change of control and indemnification provisions, and (iii) granted the Company the right to extend the term of the agreement for additional ten-year terms upon the expiration of the initial one-hundred-year term. No additional monetary consideration was exchanged in connection with the agreement.

Marketing Agreements

On October 26, 2022, the Company executed an influencer agreement with Ms. Reece to provide certain marketing services for the Company for a term ending December 31, 2024, with an option to renew for one-year terms. In connection with these services, the Company recognized advertising expenses totaling $77,984 and $147,173, respectively, for the three and six months ended June 30, 2025, and $63,566 and $126,067, respectively, for the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, amounts payable to Gabby Reece of $57,947 and $34,947, respectively, are included in related party liabilities in the balance sheets.

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

As reflected in the table below, in accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended June 30,
	2025		2024
	$	% of Total	$	% of Total
Coffee creamers	$6,770,922	56%	$4,696,979	47%
Coffee, tea, and hot chocolate products	3,599,037	30%	2,503,529	25%
Hydration and beverage enhancing products	1,824,025	15%	2,309,600	23%
Snacks and other food items	1,412,979	12%	1,683,776	17%
Other	71,635	1%	91,909	1%
Gross sales	13,678,598	114%	11,285,793	113%
Shipping income	138,073	1%	120,402	1%
Discounts and promotional activity	(1,825,829)	(15)%	(1,402,541)	(14)%
Sales, net	$11,990,842	100%	$10,003,654	100%

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

	Six Months Ended June 30,
	2025		2024
	$	% of Total	$	% of Total
Coffee creamers	$13,483,574	57%	$10,267,299	52%
Coffee, tea, and hot chocolate products	6,819,928	29%	4,678,794	23%
Hydration and beverage enhancing products	3,930,204	17%	4,334,872	22%
Snacks and other food items	2,843,707	12%	2,987,837	15%
Other	143,318	1%	213,921	1%
Gross sales	27,220,731	116%	22,482,723	113%
Shipping income	260,347	1%	231,830	1%
Discounts and promotional activity	(3,836,077)	(16)%	(2,801,961)	(14)%
Sales, net	$23,645,001	101%	$19,912,592	100%

The Company generates revenue through two channels: e-commerce and wholesale, which is summarized below for the periods presented:

	Three Months Ended June 30,
	2025		2024
	$	% of Total	$	% of Total
E-commerce	$6,237,344	52%	$6,098,327	61%
Wholesale	5,753,498	48%	3,905,327	39%
Sales, net	$11,990,842	100%	$10,003,654	100%

	Six Months Ended June 30,
	2025		2024
	$	% of Total	$	% of Total
E-commerce	$12,450,460	53%	$11,966,664	60%
Wholesale	11,194,541	47%	7,945,928	40%
Sales, net	$23,645,001	100%	$19,912,592	100%

Receivables from contracts with customers, net of estimated allowances for credit losses from non-payment as well as for trade promotional contracts with wholesale customers, are included in accounts receivable. Contract liabilities include deferred revenue, customer deposits, rewards programs, and refund liabilities, and are included in accrued expenses. All contract liabilities as of December 31, 2024, were recognized in net sales during the six months ended June 30, 2025. For the periods presented below, the balances of receivables from contracts with customers and contract liabilities were as follows:

	January 1,	December 31,	June 30,
	2024	2024	2025
Accounts receivable, net	$1,022,372	$1,762,911	$2,751,541
Contract liabilities	$(427,974)	$(348,869)	$(369,303)

The following table summarizes the components of estimated allowances for credit losses:

	June 30,	December 31,
	2025	2024
Allowance for bad debts	$29,799	$16,107
Factoring payable (receivable)	$18,744	(1,534)
Total allowances for credit losses	$48,543	$14,573

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

The following table reconciles consolidated net loss to consolidated adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Years Ended December 31,
	2025	2024	2025	2024
Net loss	$(362,178)	$(239,076)	$(518,360)	$(1,255,598)
Adjusted for:
Depreciation and amortization	59,376	67,144	125,897	138,579
Stock-based compensation	488,576	253,708	996,986	533,273
Income tax expense	8,262	3,524	20,873	42,481
Interest expense and other (income) expense, net	(45,561)	(103,069)	(120,009)	(214,066)
Product quality issue (a)	—	(74,019)	—	(35,213)
Adjusted EBITDA	$148,475	$(91,788)	$505,387	$(790,544)

(a) In January 2023, the Company identified a product quality issue with raw material from one vendor and we voluntarily withdrew any affected finished goods. The Company previously incurred costs associated with product testing, discounts for replacement orders, and inventory obsolescence costs. The Company reached settlement with a supplier in the third quarter of 2023 and recorded recoveries in 2024.

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

Financial Highlights

Our e-commerce channel consists of (i) our Direct-to-consumer ("DTC") business, which includes sales through lairdsuperfood.com and pickybars.com, and (ii) Amazon.com. Lairdsuperfood.com and pickybars.com offer an authentic brand experience for our consumers that drive engagement through educational content. These platforms also provide us with direct consumer feedback for future product development. We view our proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop long-term relationships with these customers. We believe the content on our websites allows Laird Superfood to educate our consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat customers and subscribers, as evidenced by the fact that repeat customers and subscribers accounted for over 80% of DTC sales for the three and six months ended June 30, 2025 and 2024.

Our wholesale channel consists of products sold through various retail outlets, including natural, specialty, and conventional grocery stores, club stores, and food service locations. We believe the diversity of our retail outlets represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

For the three and six months ended June 30, 2025, the e-commerce channel made up 52% and 53% of our net sales, respectively, compared to 61% and 60%, respectively, for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2025, the wholesale channel made up 48% and 47% of our net sales, respectively, compared to 39% and 40% for the three and six months ended June 30, 2024. We expect that, over time, our wholesale channel will overtake our e-commerce channel as a percentage of net sales, as we continue to execute our strategy to expand our retail distribution footprint.

Net sales increased to $12.0 million for the three months ended June 30, 2025 ("Q2 2025"), from $10.0 million for the three months ended June 30, 2024 ("Q2 2024"). Wholesale net sales in Q2 2025 increased by 47% compared to Q2 2024 driven by distribution expansion in grocery and club stores. E-commerce channel sales for Q2 2025 increased by 2% compared to Q2 2024, driven by growth in subscription revenue.

Net sales increased to $23.6 million for the six months ended June 30, 2025 ("YTD 2025"), from $19.9 million for the six months ended June 30, 2024 ("YTD 2024"). Wholesale net sales in YTD 2025 increased by 41% compared to YTD 2024, driven by velocity growth and distribution expansion in grocery and club stores. E-commerce channel sales for YTD 2025 increased by 4% compared to YTD 2024, driven by growth in subscription and repeat customer revenue.

Our Strategy and Key Factors Affecting our Future Performance

We believe that our future performance will depend on many factors, including the following:

Ability to Grow Our Customer Base in both E-commerce and Traditional Wholesale Distribution Channels at a Reasonable Cost

We are continuously growing our customer base through our e-commerce channels, as well as by expanding our presence in our wholesale channel through a variety of physical retail outlets and geographical regions. We typically attract new customers in our e-commerce channel through our direct websites, lairdsuperfood.com and pickybars.com, and through Amazon.com. We also seek to attract new e-commerce customers through paid and unpaid social media, search, display, and traditional media. Our products are also sold through a growing number of retail outlets. Customers in our wholesale channel include grocery chains, natural food outlets, club stores, and food service customers. Attracting new customers in physical retail outlets depends on, among other things, paid promotions through retailers, display, and traditional media. We believe an ability to consistently attract and retain customers at a reasonable cost relative to projected life-time value will be a key factor affecting future performance.

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

Components of Results of Operations

Sales, net

We sell our products through two channels: wholesale and e-commerce. Through our wholesale channel, we sell our products to distributors and retail outlets which, in turn, sell to end consumers. Through our e-commerce channel, we derive revenue from the sale of our products directly to consumers through our direct websites, lairdsuperfood.com and pickybars.com, as well as third-party e-commerce platforms such as Amazon.com.

Cost of Goods Sold

Cost of goods sold includes the cost of raw materials and packaging, co-packing tolling fees, inbound and outbound freight costs, import duties and tariffs, indirect labor, third party labor to store and ship our products, and overhead costs incurred in the storage and distribution of products sold in the period.

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

Results of Operations

Comparison of Q2 2025 and Q2 2024

For the periods indicated, the following table sets forth results of operations and the increase or decrease therewith:

	Three Months Ended June 30,		$	Percent
	2025	2024	Change	Change
Sales, net	$11,990,842	$10,003,654	$1,987,188	20%
Cost of goods sold	(7,209,839)	(5,826,373)	(1,383,466)	24%
Gross profit	4,781,003	4,177,281	603,722	14%
Gross margin	39.9%	41.8%
General and administrative	2,202,763	2,148,172	54,591	3%
Sales and marketing	2,977,717	2,367,730	609,987	26%
Total operating expenses	5,180,480	4,515,902	664,578	15%
Operating loss	(399,477)	(338,621)	(60,856)	18%
Other income	45,561	103,069	(57,508)	(56)%
Loss before income taxes	(353,916)	(235,552)	(118,364)	50%
Income tax expense	(8,262)	(3,524)	(4,738)	134%
Net loss	$(362,178)	$(239,076)	$(123,102)	51%

	Three Months Ended June 30,		$	Percent
	2025	2024	Change	Change
Sales, net	$11,990,842	$10,003,654	$1,987,188	20%

The increase in net sales during Q2 2025 was fueled by distribution expansion in grocery and club stores, as well as improved velocities in most of our core product categories, partially offset by increased promotional trade spend, to support the 47% increase in wholesale channel sales year-over-year. E-commerce channel sales increased by 2% year-over-year, which was driven by growth in subscription revenue, including from Amazon.com.

	Three Months Ended June 30,		$	Percent
	2025	2024	Change	Change
Cost of goods sold	$(7,209,839)	$(5,826,373)	$(1,383,466)	24%

The increase in cost of goods sold during Q2 2025 was driven primarily by the growth in gross sales volume, as well as commodity cost inflation.

	Three Months Ended June 30,		$	Percent
	2025	2024	Change	Change
Gross profit	$4,781,003	$4,177,281	$603,722	14%

The increase in gross profit in Q2 2025 compared to the prior year period was driven by increased sales volume. Gross margin contracted by 1.9 points to 39.9% in Q2 2025 from 41.8% in the prior year period, due to channel mix and commodity cost inflation.

	Three Months Ended June 30,		$	Percent
	2025	2024	Change	Change
Operating expenses
General and administrative	$2,202,763	$2,148,172	$54,591	3%
Sales and marketing	2,977,717	2,367,730	609,987	26%
Total operating expenses	$5,180,480	$4,515,902	$664,578	15%

The increase in general and administrative expenses during Q2 2025 was primarily driven by stock-based compensation and other personnel costs, partially offset by broad cost reduction measures.

The increase in sales and marketing expenses during Q2 2025 was driven by marketing and advertising costs, as well as increased selling costs due to increased sales volume.

	Three Months Ended June 30,		$	Percent
	2025	2024	Change	Change
Other income	$45,561	$103,069	$(57,508)	(56)%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The decrease in other income during Q2 2025 was driven by decreases in dividend income on money market funds, as the amounts carried in those accounts decreased, and the termination of the Picky Bars, LLC sublease in the fourth quarter of 2024.

Comparison of YTD 2025 and YTD 2024

For the periods indicated, the following table sets forth results of operations and the increase or decrease therewith:

	Six Months Ended June 30,		$	Percent
	2025	2024	Change	Change
Sales, net	$23,645,001	$19,912,592	$3,732,409	19%
Cost of goods sold	(13,982,458)	(11,771,210)	(2,211,248)	19%
Gross profit	9,662,543	8,141,382	1,521,161	19%
Gross margin	40.9%	40.9%
General and administrative	4,446,527	4,305,920	140,607	3%
Sales and marketing	5,833,512	5,262,645	570,867	11%
Total operating expenses	10,280,039	9,568,565	711,474	7%
Operating loss	(617,496)	(1,427,183)	809,687	(57)%
Other income	120,009	214,066	(94,057)	(44)%
Loss before income taxes	(497,487)	(1,213,117)	715,630	(59)%
Income tax expense	(20,873)	(42,481)	21,608	(51)%
Net loss	$(518,360)	$(1,255,598)	$737,238	(59)%

	Six Months Ended June 30,		$	Percent
	2025	2024	Change	Change
Sales, net	$23,645,001	$19,912,592	$3,732,409	19%

The increase in net sales during YTD 2025 was driven by distribution expansion in grocery and club stores, as well as velocity growth in our key categories, partially offset by increased promotional trade spend to support a 40% increase in wholesale channel sales year-over-year. E-commerce channel sales increased by 4% year-over-year, which was fueled by subscription and repeat customer revenue growth, including from Amazon.com.

	Six Months Ended June 30,			Percent
	2025	2024	Change	Change
Cost of goods sold	$(13,982,458)	$(11,771,210)	$(2,211,248)	19%

The increase in cost of goods sold during YTD 2025 was driven by growth in sales volume, as well as higher commodity costs.

	Six Months Ended June 30,		$	Percent
	2025	2024	Change	Change
Gross profit	$9,662,543	$8,141,382	$1,521,161	19%

The increase in gross profit in YTD 2025 compared to the prior year period was driven by increased sales volume. Gross margin was nearly flat at 40.9% in YTD 2025 compared to 40.9% in the prior year period.

	Six Months Ended June 30,		$	Percent
	2025	2024	Change	Change
Operating expenses
General and administrative	$4,446,527	$4,305,920	$140,607	3%
Sales and marketing	5,833,512	5,262,645	570,867	11%
Total operating expenses	$10,280,039	$9,568,565	$711,474	7%

The increase in general and administrative expenses during YTD 2025 was primarily driven by stock-based compensation and other personnel costs, offset partially by broad cost reduction measures.

The increase in sales and marketing expenses during YTD 2025 was driven by increased selling costs due to increased sales volume.

	Six Months Ended June 30,		$	Percent
	2025	2024	Change	Change
Other income	$120,009	$214,066	$(94,057)	(44)%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The decrease in other income during YTD 2025 was driven by decreases in dividend income on money market funds, as the amounts carried in those accounts decreased, and the termination of the Picky Bars, LLC sublease in the fourth quarter of 2024.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
Cash flows provided by (used in):	2025	2024
Operating activities	$(4,102,366)	$220,414
Investing activities	(80,638)	(13,462)
Financing activities	(146,373)	(86,066)
Net change in cash, cash equivalents, and restricted cash	$(4,329,377)	$120,886

The increase in cash used in operating activities for YTD 2025 was driven by strategic investment into working capital. This investment was made (i) to meet higher demand for our products, (ii) to address the out-of-stocks experienced at the end of 2024, and (iii) to forward purchase inventory in anticipation of potential tariffs on the import of raw materials that we source outside of the United States, particularly in Southeast Asia. As we sell down this forward-purchased inventory during the back half of 2025 and into 2026, we expect our cash balance to normalize and increase by the end of the 2025 fiscal year. In addition, during Q2 2025, our accounts receivable balance was elevated due to temporary delays from one of our customers which resulted in a shift in payments received from Q2 2025 to Q3 2025. We expect our accounts receivable balance to normalize during Q3 2025.

Cash used in investing activities for YTD 2025 consisted of purchases of long-lived capital assets.

Cash used in financing activities for YTD 2025 consisted of payroll taxes paid related to net issuances of stock awards, offset in part by stock option exercises.

Liquidity and Capital Resources

As of June 30, 2025, we had an accumulated deficit of $108.6 million, which includes operating losses of $0.6 million and $1.4 million for YTD 2025 and YTD 2024, respectively. We may incur additional operating losses as we execute our strategy to invest in the growth of our business, reinvesting any incremental profit into future top-line sales growth while holding cash reserves largely flat. We will continue to seek opportunities to optimize spending, expand gross margins, and free up cash flow through efficient working capital management. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering, our prior lines of credit, term loans, and from our core operating activities. Our historical uses of cash have primarily consisted of cash used in operating activities and working capital needs.

As of June 30, 2025 and December 31, 2024, we had $4.2 million and $8.5 million, respectively, of cash-on-hand, and total net working capital of $12.3 million and $12.0 million, respectively, for the same periods. As of June 30, 2025, we had access to up to $1.8 million of advances under the Factoring Agreement, of which none had been utilized as of the date of this report. We have no significant unused sources of liquid assets outside of our working capital.

Our future capital requirements will depend on many factors, including our growth rate, the continued expansion of sales and marketing activities, the enhancement of our product platforms, the introduction of new products, acquisition activity, as well as economic and market trends. Recent and expected working and other capital requirements, in addition to the matters above, also include the items described below:

●	We have a lease arrangement for corporate office space. As of June 30, 2025, we had fixed lease payment obligations of $0.2 million, with $0.1 million payable within 12 months.

●	As of June 30, 2025, $6.9 million of current liabilities were accrued related to short-term operating activities and personnel costs, excluding the aforementioned current lease liabilities.

●

Marketing and advertising expenditures, including related party advertising costs, were $3.7 million in YTD 2025 and $3.6 million in YTD 2024. We expect to continue to invest in these activities as part of the strategic expansion of sales volume, however, we have made strategic shifts to reduce and improve the efficacy of future customer acquisition costs.

●

The prices of various commodities, such as coffee, have increased in the last twelve months. These inflationary pressures have impacted our working capital and our margins. Should this trend continue, our margins could be further impacted.

We continue to monitor macroeconomic trends and uncertainties such inflation of commodity costs, the effects of tariffs, and the potential imposition of modified or additional tariffs, which may have adverse effects on net sales and margins. As a result of the tariffs announced by the U.S. presidential administration, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we anticipate increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. Based on preliminary analysis of the potential effects of the announced tariffs and these other factors, we do not expect these factors to result in a material negative effect on our net sales or profitability for the remainder of fiscal year 2025. To date, we have elected to acquire additional inventory in advance of anticipated future tariff implementations, which has impacted our cash balances as of June 30, 2025, but which is not expected to meaningfully impact our cash balances for the balance of the 2025 fiscal year. However, we are continuing to evaluate these factors and their potential effects as well as our ability to potentially offset all or a portion of cost increases through pricing actions and cost savings efforts for fiscal year 2026 planning. Economic pressures on customers and consumers, including the challenges of high inflation and the effects of increased tariffs, may negatively affect our net sales and profitability in the future.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

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

Item 1A. Risk Factors.

Except as set forth below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the 2024 Form 10-K during the three months ended June 30, 2025. This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors previously described in the Company's 2024 Form 10-K.

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

All risks relating to business operations outside of the U.S. may be exacerbated by the current U.S. political climate. For example, the U.S. presidential administration recently announced significant tariffs on imports from a broad range of countries, including Canada, Mexico, China, and countries in Southeast Asia, which may have caused and may continue to cause, among other things, inflationary pressures and higher costs on certain of our raw materials and imports from Southeast Asia. We have in the past and intend to continue to source certain of our raw materials from China. In the future, additional tariffs may be implemented on other countries from which we import a significant portion of our raw materials.

Tariffs announced by the U.S. government, particularly against countries in Southeast Asia, could impact our business and results of operations. Further, reciprocal tariffs and other related measures could be taken by other countries, including the potential escalation of trade disputes, could further impact our business and results of operations. The extent and duration of tariffs and the resulting effect on general economic conditions and on our business could result in increases in prices for raw materials that we import from our suppliers. The impact of tariffs or reciprocal tariffs on our supply chain are uncertain and depend on various factors, such as negotiations between the United States and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products.

The ultimate impact of changing trade policies on our business will depend on various factors, including the magnitude, duration and nature of tariffs. While we actively monitor these developments, we may not be able to fully mitigate the adverse impact of potential tariff initiatives or other trade-related disruptions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the six months ended June 30, 2025, none of the Company's directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Laird Superfood, Inc.
(Registrant)

Date: August 6, 2025	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: August 6, 2025	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer
(Principal Financial and Accounting Officer)