Form 10-Q
period 2025-09-30
Laird Superfood, Inc.
filed 2025-11-10
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of  November 7, 2025 the registrant had 10,686,528 shares of common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets
Cash, cash equivalents, and restricted cash	$5,282,232	$8,514,152
Accounts receivable, net	1,983,808	1,762,911
Inventory	9,978,913	5,975,676
Prepaid expenses and other current assets	1,148,075	1,713,889
Total current assets	18,393,028	17,966,628
Noncurrent assets
Property and equipment, net	63,887	58,447
Intangible assets, net	120,000	896,123
Related party license agreements	132,100	132,100
Right-of-use assets	148,722	205,703
Total noncurrent assets	464,709	1,292,373
Total assets	$18,857,737	$19,259,001
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,535,222	$2,137,760
Accrued expenses	3,253,740	3,642,998
Related party liabilities	81,280	34,947
Lease liabilities, current portion	108,350	105,966
Total current liabilities	5,978,592	5,921,671
Lease liabilities	70,802	140,464
Total liabilities	6,049,394	6,062,135
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2025 and December 31, 2024; 11,049,489 and 10,673,158 issued and outstanding at September 30, 2025, respectively; and 10,668,705 and 10,292,374 issued and outstanding at December 31, 2024, respectively.	10,673	10,292
Additional paid-in capital	122,409,406	121,304,884
Accumulated deficit	(109,611,736)	(108,118,310)
Total stockholders’ equity	12,808,343	13,196,866
Total liabilities and stockholders’ equity	$18,857,737	$19,259,001

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales, net	$12,895,662	$11,776,346	$36,540,663	$31,688,938
Cost of goods sold	(8,193,480)	(6,712,214)	(22,175,938)	(18,483,424)
Gross profit	4,702,182	5,064,132	14,364,725	13,205,514
General and administrative
Salaries, wages, and benefits	1,004,766	1,247,066	3,348,560	3,145,282
Other general and administrative	1,694,823	1,377,628	3,797,556	3,785,332
Total general and administrative expenses	2,699,589	2,624,694	7,146,116	6,930,614
Sales and marketing
Marketing and advertising	1,838,393	1,579,763	5,394,695	5,016,446
Selling	1,067,698	1,057,800	3,197,735	2,757,695
Related party marketing agreements	92,084	70,465	239,257	196,532
Total sales and marketing expenses	2,998,175	2,708,028	8,831,687	7,970,673
Total operating expenses	5,697,764	5,332,722	15,977,803	14,901,287
Operating loss	(995,582)	(268,590)	(1,613,078)	(1,695,773)
Other income	27,647	107,891	147,656	321,957
Loss before income taxes	(967,935)	(160,699)	(1,465,422)	(1,373,816)
Income tax expense	(7,131)	(5,421)	(28,004)	(47,902)
Net loss	$(975,066)	$(166,120)	$(1,493,426)	$(1,421,718)
Net loss per share:
Basic and diluted	$(0.09)	$(0.02)	$(0.14)	$(0.14)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	10,664,585	10,256,802	10,513,356	9,831,927

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2025	10,292,374	$10,292	$121,304,884	$(108,118,310)	13,196,866
Stock-based compensation	—	—	508,410	—	508,410
Common stock issuances, net of taxes	117,656	118	(233,899)	—	(233,781)
Stock options exercised	19,000	19	15,441	—	15,460
Net loss	—	—	—	(156,182)	(156,182)
Balances, March 31, 2025	10,429,030	10,429	121,594,836	(108,274,492)	13,330,773
Stock-based compensation	—	—	488,576	—	488,576
Common stock issuances, net of taxes	169,492	169	(88,509)	—	(88,340)
Stock options exercised	45,939	46	5,064	—	5,110
Net loss	—	—	—	(362,178)	(362,178)
Balances, June 30, 2025	10,644,461	10,644	121,999,967	(108,636,670)	13,373,941
Stock-based compensation	—	—	439,450	—	439,450
Common stock issuances, net of taxes	16,352	17	(29,999)	—	(29,982)
Stock options exercised	12,345	12	(12)	—	—
Net loss	—	—	—	(975,066)	(975,066)
Balances, September 30, 2025	10,673,158	$10,673	$122,409,406	$(109,611,736)	$12,808,343

	Stockholders’ Equity
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2024	9,383,622	$9,384	$119,701,384	$(106,298,149)	$13,412,619
Stock-based compensation	—	—	279,565	—	279,565
Common stock issuances, net of taxes	131,103	131	(5,340)	—	(5,209)
Stock options exercised	5,000	5	9,995	—	10,000
Net loss	—	—	—	(1,016,522)	(1,016,522)
Balances, March 31, 2024	9,519,725	9,520	119,985,604	(107,314,671)	12,680,453
Stock-based compensation	—	—	253,708	—	253,708
Common stock issuances, net of taxes	425,097	423	(39,585)	—	(39,162)
Common stock issuance costs	—	—	(73,195)	—	(73,195)
Stock options exercised	164,107	164	21,336	—	21,500
Net loss	—	—	—	(239,076)	(239,076)
Balances, June 30, 2024	10,108,929	10,107	120,147,868	(107,553,747)	12,604,228
Stock-based compensation	—	—	540,425	—	540,425
Common stock issuances, net of taxes	124,233	127	(127)	—	—
Common stock issuance costs	—	—	15,720	—	15,720
Stock options exercised	37,500	37	57,814	—	57,851
Net loss	—	—	—	(166,120)	(166,120)
Balances, September 30, 2024	10,270,662	$10,271	$120,761,700	$(107,719,867)	$13,052,104

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,493,426)	$(1,421,718)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	186,034	204,419
Stock-based compensation	1,436,436	1,073,698
Provision for inventory obsolescence	515,147	560,519
Impairment of long-lived intangible assets	661,103	—
Other operating activities, net	60,037	141,119
Changes in operating assets and liabilities:
Accounts receivable	(211,756)	(812,249)
Inventory	(4,518,384)	(393,402)
Prepaid expenses and other current assets	735,043	113,083
Operating lease liability	(79,475)	(97,520)
Accounts payable	397,462	35,178
Accrued expenses	(588,385)	1,096,152
Related party liabilities	46,333	26,979
Net cash from operating activities	(2,853,831)	526,258
Cash flows from investing activities	(76,454)	(19,178)
Cash flows from financing activities	(301,635)	(12,495)
Net change in cash and cash equivalents	(3,231,920)	494,585
Cash, cash equivalents, and restricted cash, beginning of period	8,514,152	7,706,806
Cash, cash equivalents, and restricted cash, end of period	$5,282,232	$8,201,391
Supplemental disclosures of non-cash financing activities
Prepaid expenses paid for with a short-term financing arrangement included in accrued expenses	$169,229	$—
Taxes withheld to cover net issuances of incentive stock awards included in accrued expenses	$29,898	$—

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

The Company's historical results are not necessarily indicative of future operating results, and the operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2025 or any other period.

Liquidity

As of September 30, 2025, the Company had $5.3 million of cash-on-hand, compared to $2.9 million of cash used in operating activities during the nine months ended September 30, 2025. This use of cash was driven by strategic investment into working capital, with inventory increasing to $10.0 million from $6.0 million as of September 30, 2025 and December 31, 2024, respectively. This investment was made (i) to meet higher demand for the Company's products, (ii) to address the out-of-stocks experienced at the end of 2024, and (iii) to forward purchase inventory in anticipation of potential tariffs on the import of raw materials that are sourced outside of the United States, particularly in Southeast Asia. As the Company continues to sell down this forward-purchased inventory during the remainder of 2025 and into 2026, the Company expects cash balances to normalize and increase by the end of the 2025 fiscal year.

As of September 30, 2025, the Company had access to up to $1.3 million of advances under its $2.0 million factoring agreement, of which none had been utilized as of the date of this report, and the Company has no other significant unused sources of liquid assets outside of working capital. Based on the Company's current business plans, the Company believes that existing cash balances, including anticipated cash flow from operations, will be sufficient to finance operations and meet the foreseeable cash requirements through at least the next twelve months. In the future, the Company  may raise funds by issuing debt or equity securities, or securities convertible into or exchangeable for our common stock. Such financing and other potential financing may result in dilution to stockholders, reduction in the market price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect the business. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations even if the Company believes that it has sufficient funds for its current or future operating plans. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Recently Issued Accounting Pronouncements

In  December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for the year ending  December 31, 2025 and interim periods within the fiscal years beginning after December 15, 2025. The Company currently does not expect that the impact that ASU 2023-09 will have a material impact on its consolidated financial statements and expects to apply the standard retrospectively.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are available to be issued. The Company has evaluated events and transactions subsequent to September 30, 2025 for potential recognition of disclosure in the financial statements and determined that there were no such subsequent events.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets as of:

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$5,083,074	$8,339,918
Restricted cash	199,158	174,234
Total cash, cash equivalents, and restricted cash	$5,282,232	$8,514,152

Amounts in restricted cash represent those that are required to be set aside by the following contractual agreements:

●

On December 3, 2020, the Company entered into an agreement with Danone Manifesto Ventures, PBC, which provided the Company $298,103 in funds for the purpose of supporting three COVID-19 relief projects. As of September 30, 2025 and December 31, 2024, cash equivalents in the amount of $99,525 were restricted under this agreement. During the three and nine months ended September 30, 2025 and 2024, the Company has not contributed to these projects. The restriction will be released upon the completion of the projects.

●	Cash equivalents of $530,000 were pledged to secure Company credit card limits. As of September 30, 2025 and December 31, 2024, $99,633 and $74,709, respectively, of these funds were restricted to collateralize borrowings against these Company credit cards.

Cash, cash equivalents, and restricted cash balances that exceeded the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation ("SIPC") insurable limits as of September 30, 2025 and December 31, 2024 totaled $4,394,132 and $7,621,392, respectively. The Company has not experienced any losses related to these balances. The Company’s cash, cash equivalents, and restricted cash are with what the Company believes to be high-quality financial institutions and the Company considers the risks associated with these funds in excess of FDIC and SIPC insurable limits to be low.

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

	September 30,	December 31,
	2025	2024
Raw materials and packaging	$5,015,094	$3,049,399
Finished goods	4,963,819	2,926,277
Total Inventory	$9,978,913	$5,975,676

As of September 30, 2025 and December 31, 2024, the Company had a total of $97,328 and $871,406, respectively, of prepayments for future raw materials inventory which are included in prepaid expenses and other current assets on the balance sheets.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessments, which are charged to cost of goods sold. For the three and nine months ended September 30, 2025, the Company recorded $113,209 and $515,147, respectively, of inventory obsolescence and disposal costs. For the three and nine months ended September 30, 2024, the Company recorded $372,617 and $560,519, respectively, of inventory obsolescence and disposal costs.

The following table presents the components of inventory reserves as of:

	September 30,	December 31,
	2025	2024
Estimated based on inventory turnover, quantities on hand, and expiration dates	$324,070	$132,557
Discontinued product	139,966	293,235
Total inventory reserves	$464,036	$425,792

4. Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of:

	September 30,	December 31,
	2025	2024
Prepaid expenses	$672,777	$568,549
Prepaid inventory	97,328	871,406
Deposits	317,939	222,483
Other current assets	60,031	51,451
Prepaid expenses and other current assets	$1,148,075	$1,713,889

5. Property and Equipment

Property and equipment, net is comprised of the following as of:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Furniture and office equipment	$275,539	$(221,876)	$53,663	$199,085	$(155,437)	$43,648
Leasehold improvements	21,261	(11,037)	10,224	21,261	(6,462)	14,799
	$296,800	$(232,913)	$63,887	$220,346	$(161,899)	$58,447

Depreciation expense was $25,162 and $71,014 for the three and nine months ended September 30, 2025, respectively. Depreciation expense was $20,785 and $60,365 for the three and nine months ended September 30, 2024, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

6. Intangible Assets

Intangible assets are comprised of the following as of:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names (10 years)	$60,000	$—	$60,000	$890,827	$(213,798)	$677,029
Recipes (10 years)	60,000	—	60,000	330,000	(121,000)	209,000
Other intangible assets (3 years)	131,708	(131,708)	—	211,708	(201,614)	10,094
Definite-lived intangible assets	251,708	(131,708)	120,000	1,432,535	(536,412)	896,123
Licensing agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$383,808	$(131,708)	$252,100	$1,564,635	$(536,412)	$1,028,223

The weighted-average remaining useful life of all the Company’s intangible assets is 0.7 years.

For the three and nine months ended September 30, 2025, amortization expense was $34,975 and $115,020, respectively. For the three and nine months ended September 30, 2024, amortization expense was $45,055 and $144,054, respectively.

Definite-lived intangible assets are evaluated for impairment under Accounting Standards Codification ("ASC") Topic 360-10, Impairment and Disposal of Long-Live Assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the third quarter of 2025, the Company identified a triggering event related to the Picky Bars long-lived asset group (‘‘the asset group’’) related to a decision to discontinue the Picky Bars brand in the second quarter of 2026, in order to re-direct the Company's investment into the Laird Superfood brand. As a result, the Company evaluated the recoverability of the asset group as of September 30, 2025. The estimated undiscounted future cash flows generated by the asset group were less than the carrying amount, indicating that the asset group was not recoverable. The Company performed a quantitative analysis on the Company's estimates of the fair values of the asset group which exceeded their carrying values, indicating that the asset group was impaired. In the three and nine months ended September 30, 2025, the Company recorded impairment charges of $661,103, net of accumulated amortization, which was allocated to acquired trade names and recipes. There were no impairment charges in the three and nine months ended September 30, 2024.

The estimated amortization expense for each of the next five years and thereafter is as follows:

2025 (excluding the nine months ended September 30, 2025)	$45,000
2026	75,000
Total	$120,000

7. Accrued Expenses

The following table presents the components of accrued expenses as of:

	September 30,	December 31,
	2025	2024
Accrued compensation and benefits	$1,114,139	$1,993,008
Accrued accounts payable	1,582,244	1,082,789
Other accrued expenses	557,357	567,201
Accrued expenses	$3,253,740	$3,642,998

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

8. Leases

Lessee

The Company has entered into operating lease agreements for corporate office space with varying lease terms. For the periods presented below, the components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Operating leases
Operating lease cost	$23,059	$69,178
Variable lease cost	—	—
Operating lease expense	23,059	69,178
Short-term lease rent expense	159,188	371,416
Total rent expense	$182,247	$440,594

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Operating leases
Operating lease cost	$38,085	$114,254
Variable lease cost	5,790	17,145
Operating lease expense	43,875	131,399
Short-term lease rent expense	87,596	231,723
Total rent expense	$131,471	$363,122

	Nine Months Ended
	September 30, 2025	September 30, 2024
Operating cash flows – operating leases	$79,475	$97,520

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term – operating leases (in years)	1.9	2.5
Weighted-average discount rate – operating leases	7.50%	7.06%

As of September 30, 2025, future minimum payments during the next three years, with no future minimum payments thereafter, are as follows:

2025 (excluding the nine months ended September 30, 2025)	$26,491
2026	109,145
2027	56,210
Total	191,846
Less imputed interest	(12,694)
Operating lease liabilities	$179,152

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

9. Income Taxes

The Company had a tax net loss for the three and nine months ended September 30, 2025 and 2024 and, therefore, has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions, as well as franchise taxes, which are considered income taxes under ASC 740, Income Taxes. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company's effective rate is as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024

Income tax benefit at statutory rates	$156,166	$238,915
Valuation allowance for deferred tax assets	(360,329)	(770,921)
Stock-based compensation	184,564	494,099
Other income (expense), net	(8,405)	(9,995)
Reported income tax expense	$(28,004)	$(47,902)
Effective tax rate:	1.9%	3.5%

The Company’s deferred tax assets consisted of the following as of:

	September 30, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$22,004,325	$21,368,607
Intangible assets	1,854,015	2,115,891
Property and equipment	542,103	618,260
Accrued expenses	402,491	367,651
Unexercised options	1,003,010	1,132,698
Other	552,553	661,567
Total deferred tax assets	26,358,497	26,264,674
Valuation allowance	(26,358,497)	(26,264,674)
Total net deferred tax assets	$—	$—

As of  September 30, 2025, the Company did not provide a current or deferred U.S. federal income tax provision or benefit for any of the periods presented, because the Company has reported cumulative losses since inception. The Company has recorded a provision for state income taxes and a corresponding current state income tax payable of approximately $14,730 and $9,306 as of  September 30, 2025 and December 31, 2024, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The following tables presents net operating losses ("NOLs") and other income tax carryforwards for the following periods:

	September 30, 2025	December 31, 2024
NOLs and other income tax carryforwards
Federal NOLs pre-2017 (1)	$1,868,077	$1,868,077
Federal NOLs post-2018 (2)	85,498,253	82,744,578
State NOLs (3)	61,879,189	60,941,124
Total NOLs	149,245,519	145,553,779
Credits (4)	219,488	219,488
Other carryforwards (4)	1,326,391	1,333,552
Total NOLs and other income tax carryforwards	$150,791,398	$147,106,819
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

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not, they will be realized; if not, a valuation allowance is required to be recorded. Management has determined it is more likely than not that the deferred tax assets would not be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company  may reduce the valuation allowance against definite-lived deferred tax assets at such a time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The change in the valuation allowance for deferred tax assets and liabilities for the nine months ended September 30, 2025 and 2024 were net increases of $0.1 million and $0.9 million, respectively.

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

On  July 4, 2025, legislation, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company currently does not expect the OBBBA to have a material impact on our consolidated financial statements and recognizes any income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

10. Stock Incentive Plan

The Company adopted an incentive plan on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to Company employees, employees of the Company’s affiliates, non-employee directors and certain consultants and advisors. In May 2024, the Company's stockholders approved an amendment to the incentive plan to reserve an additional 1,536,742 shares for issuance (as amended, the “2020 Plan”). As of September 30, 2025, the Company had 1,202,649 authorized shares that were issuable or eligible for awards under the 2020 Plan, excluding 2,146,295 shares that were issuable upon vesting and exercise of outstanding stock awards.

Stock Options

The following tables summarize the Company’s stock option activity during the nine months ended September 30, 2025 and 2024:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2025	1,630,428	$3.47	7.77	$8,770,109
Granted	—	$—	—	$—
Exercised/released (1)	(89,000)	$0.93	—	$—
Cancelled/forfeited	(44,000)	$0.73	—	$—
Balance at September 30, 2025	1,497,428	$3.70	7.77	$5,167,047
Exercisable at September 30, 2025	699,107	$6.11	6.92	$1,631,683
(1) Includes 11,427 shares of common stock which were withheld to cover stock option exercise costs.

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2024	1,234,778	$4.52	7.91	$30,000
Granted	799,188	$0.73
Exercised/released (1)	(293,250)	$1.12
Cancelled/forfeited	(88,288)	$1.76
Balance at September 30, 2024	1,652,428	$3.44	8.04	$5,108,343
Exercisable at September 30, 2024	498,041	$4.52	6.02	$800,276
(1) Includes 86,643 shares of common stock which were withheld to cover stock option exercise costs.

The fair value of each stock option granted under the 2020 Plan is estimated on the grant date using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's historical experience. The aggregate intrinsic value in the tables above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount that option holders would have realized if all in-the-money options had been exercised on the last business day of the period indicated. The total intrinsic value of options that vested during the nine months ended September 30, 2025 and 2024 was $1,295,897 and $602,559, respectively. The total intrinsic value of options that were exercised during nine months ended September 30, 2025 and 2024 was $431,903 and $535,394, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Restricted Stock Units

The following tables summarize the Company’s RSU activity during the nine months ended September 30, 2025 and 2024:

		Weighted Average	Weighted Average
	RSU	Grant Date Fair	Remaining Vesting	Aggregate
	Activity	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2025	1,115,498	$3.85	3.26	$4,294,241
Granted	114,760	$5.88	—	$—
Exercised/released (1)	(348,188)	$4.13	—	$—
Cancelled/forfeited	(16,084)	$4.39	—	$—
Balance at September 30, 2025	865,986	$4.04	2.77	$3,499,491
(1) Includes 52,405 shares of common stock which were withheld to cover taxes.

		Weighted Average	Weighted Average
	RSU	Grant Date Fair	Remaining Vesting	Aggregate
	Activity	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2024	771,885	$1.76	2.04	$1,361,696
Granted	824,650	$4.45	—	$—
Exercised/released (1)	(402,093)	$1.43	—	$—
Cancelled/forfeited	(62,566)	$1.27	—	$—
Balance at September 30, 2024	1,131,876	$3.87	3.49	$4,376,881
(1) Includes 13,080 shares of common stock which were withheld to cover taxes.

The Company estimates the fair value of each RSU using the fair value of the Company’s common stock on the date of grant for the purposes of calculating compensation costs. The total vest-date market value of RSUs that vested during the nine months ended September 30, 2025 and 2024 was $2,303,947 and $987,128, respectively. The total fair value of RSUs that were granted during the nine months ended September 30, 2025 and 2024 was $674,789 and $3,699,693, respectively.

Restricted Stock

During the three months ended September 30, 2025, the Company issued 7,717 shares of restricted stock to a contractor for services rendered, at a fair value of $7.40 per share, with a remaining vesting term of 0.82 years. The Company estimates the fair value of each share of restricted stock using the fair value of the Company’s common stock on the date of grant for the purposes of calculating compensation costs. The fair value of shares of restricted stock that were granted during the nine months ended September 30, 2025 and 2024 was $57,106 and $0, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Market-Based Stock Units ("MSUs")

There were no MSUs outstanding during the nine months ended September 30, 2025. The following table summarizes the Company’s MSU activity during the nine months ended September 30, 2024:

		Weighted Average	Weighted Average
	MSU	Grant Date Fair	Remaining Vesting	Aggregate
	Activity	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2024	621,314	$1.57	0.62	$977,558
Granted	—	$—	—	$—
Exercised/released	(300,000)	$0.18	—	$—
Cancelled/forfeited	(321,314)	$2.91	—	$—
Balance at September 30, 2024	—	$—	—	$—

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

No MSUs vested during the nine months ended  September 30, 2025. The total vest-date market value of MSUs that vested during the nine months ended September 30, 2024 was $1,276,000. No MSUs were granted in the nine months ended  September 30, 2025 or 2024.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC Topic 718, Compensation - Stock Compensation, to equity awards:

	Three Months Ended	Nine Months Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	September 30, 2025	September 30, 2025	September 30, 2025	September 30, 2025 (years)
Stock options	$76,521	$237,035	$362,660	2.44
RSUs	352,320	1,188,792	2,879,517	2.96
Other	10,609	10,609	46,496	0.82
Total stock-based compensation	$439,450	$1,436,436	$3,288,673	2.87

Cost of goods sold	$8,717	$18,313	$29,415	1.76
General and administrative	400,410	1,335,653	2,924,002	2.88
Sales and marketing	30,323	82,470	335,256	2.87
Total stock-based compensation	$439,450	$1,436,436	$3,288,673	2.87

	Three Months Ended	Nine Months Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	September 30, 2024	September 30, 2024	December 31, 2024	December 31, 2024 (years)
Stock options	$85,691	$258,885	$713,005	2.88
RSUs	453,129	787,110	3,902,241	3.67
Other	1,605	27,703	—	—
Total stock-based compensation	$540,425	$1,073,698	$4,615,246	3.55

Cost of goods sold	$993	$2,657	$10,641	3.88
General and administrative	509,749	950,530	4,318,188	3.49
Sales and marketing	29,683	120,511	286,417	4.41
Total stock-based compensation	$540,425	$1,073,698	$4,615,246	3.55

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

11. Loss per Share

Basic loss per share is determined by dividing the net loss attributable to the Company's common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock consist of employee stock options, RSAs, RSUs, and MSUs. The dilutive effect of employee stock options, RSAs, RSUs, and MSUs by the Company are calculated using the treasury stock method. For the periods presented below, basic earnings per share is reconciled to diluted earnings per share in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(975,066)	$(166,120)	$(1,493,426)	$(1,421,718)
Weighted average shares outstanding - basic and diluted	10,664,585	10,256,802	10,513,356	9,831,927
Basic and diluted:
Net loss per share, basic and diluted	$(0.09)	$(0.02)	$(0.14)	$(0.14)
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	2,371,131	2,784,304	2,371,131	2,784,304

12. Concentrations

The following table details the concentration of vendor accounts payable balances in excess of 10% of total accounts payable at each period:

	September 30,	December 31,
	2025	2024
Vendor A	13%	14%
Vendor B	34%	18%
Vendor C	*	10%
Total	47%	42%

* Less than 10%.

The following table details the concentration of customer accounts receivable balances in excess of 10% of total trade accounts receivable at each period:

	September 30,	December 31,
	2025	2024
Customer A	32%	43%
Customer B	26%	20%
Customer C	18%	14%
Total	76%	77%

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The following table details the concentration of sales to specific customers in excess of 10% of total gross sales for each period and the accounts receivable balances from those customers at the end of each period:

	Gross Sales		Gross Sales		Gross Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,
	2025	2024	2025	2024	2025	2024
Customer A	13%	18%	16%	16%	$730,713	$845,955
Customer B	16%	14%	15%	16%	608,116	550,903
Customer C	23%	12%	18%	10%	410,196	225,349
Total	52%	44%	49%	42%	$1,749,025	$1,622,207

During the periods presented below, the Company purchased a substantial portion of raw materials, packaging, and tolling from certain key suppliers. The following table details the concentration of purchases from specific suppliers in excess of 10% of total purchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Supplier A	14%	*	16%	10%
Supplier B	28%	19%	21%	13%
Supplier C	*	*	*	10%
Supplier D	*	11%	*	11%
Total	42%	30%	37%	44%

* Less than 10%.

During the periods presented below, the Company purchased a substantial portion of raw materials and packaging originating from certain key geographical regions. The following table details the concentration of purchases from specific regions in excess of 10% of total purchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Country A	19%	11%	22%	12%
Country B	*	11%	*	12%
Country C	11%	*	*	*
Total	30%	22%	22%	24%

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

Marketing Services

On October 26, 2022, the Company executed an influencer agreement with Ms. Reece to provide certain marketing services for the Company for a term ending December 31, 2024, with an option to renew for one-year terms. In connection with these services, the Company recognized advertising expenses totaling $92,084 and $239,257, respectively, for the three and nine months ended September 30, 2025, and $70,465 and $196,532, respectively, for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, amounts payable to Gabby Reece of $81,280 and $34,947, respectively, are included in related party liabilities in the balance sheets.

Viola Hamilton, the daughter of director and co-founder, Laird Hamilton, provided certain marketing services for the Company during the three months ended September 30, 2025. There was no compensation paid for these services during the three months ended September 30, 2025. As of September 30, 2025, no long-term agreement was entered into by the Company and Ms. Hamilton.

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

As reflected in the table below, in accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended September 30,
	2025		2024
	$	% of Total	$	% of Total
Coffee creamers	$7,730,555	60%	$6,273,157	53%
Coffee, tea, and hot chocolate products	4,036,805	31%	3,298,363	28%
Hydration and beverage enhancing products	1,591,363	12%	2,520,402	21%
Snacks and other food items	1,376,125	11%	1,558,611	13%
Other	11,506	—%	75,339	1%
Gross sales	14,746,354	114%	13,725,872	116%
Shipping income	121,170	1%	142,002	1%
Discounts and promotional activity	(1,971,862)	(15)%	(2,091,528)	(17)%
Sales, net	$12,895,662	100%	$11,776,346	100%

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

	Nine Months Ended September 30,
	2025		2024
	$	% of Total	$	% of Total
Coffee creamers	$21,214,128	58%	$16,540,456	52%
Coffee, tea, and hot chocolate products	10,856,733	30%	7,977,157	25%
Hydration and beverage enhancing products	5,521,567	15%	6,855,274	22%
Snacks and other food items	4,219,833	12%	4,546,448	14%
Other	154,824	—%	289,261	1%
Gross sales	41,967,085	115%	36,208,596	114%
Shipping income	381,517	1%	373,832	1%
Discounts and promotional activity	(5,807,939)	(16)%	(4,893,490)	(15)%
Sales, net	$36,540,663	100%	$31,688,938	100%

The Company generates revenue through two channels: e-commerce and wholesale, which is summarized below for the periods presented:

	Three Months Ended September 30,
	2025		2024
	$	% of Total	$	% of Total
E-commerce	$6,123,360	47%	$6,887,356	58%
Wholesale	6,772,302	53%	4,888,990	42%
Sales, net	$12,895,662	100%	$11,776,346	100%

	Nine Months Ended September 30,
	2025		2024
	$	% of Total	$	% of Total
E-commerce	$18,573,820	51%	$18,854,020	59%
Wholesale	17,966,843	49%	12,834,918	41%
Sales, net	$36,540,663	100%	$31,688,938	100%

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The Company generates revenue two distinct brands: Laird Superfood and Picky Bars, which is summarized below for the periods presented:

	Three Months Ended September 30,
	2025		2024
	$	% of Total	$	% of Total
Laird Superfood	$12,472,480	97%	$11,008,406	93%
Picky Bars	423,182	3%	767,940	7%
Sales, net	$12,895,662	100%	$11,776,346	100%

	Nine Months Ended September 30,
	2025		2024
	$	% of Total	$	% of Total
Laird Superfood	$35,080,057	96%	$29,300,815	92%
Picky Bars	1,460,606	4%	2,388,123	8%
Sales, net	$36,540,663	100%	$31,688,938	100%

Receivables from contracts with customers, net of estimated allowances for credit losses from non-payment as well as for trade promotional contracts with wholesale customers, are included in accounts receivable. Contract liabilities include deferred revenue, customer deposits, rewards programs, and refund liabilities, and are included in accrued expenses. All contract liabilities as of December 31, 2024, were recognized in net sales during the nine months ended September 30, 2025. For the periods presented below, the balances of receivables from contracts with customers and contract liabilities were as follows:

	January 1,	December 31,	September 30,
	2024	2024	2025
Accounts receivable, net	$1,022,372	$1,762,911	$1,983,808
Contract liabilities	$(427,974)	$(348,869)	$(342,689)

The following table summarizes the components of estimated allowances for credit losses:

	September 30,	December 31,
	2025	2024
Allowance for bad debts	$20,658	$16,107
Factoring payable (receivable)	$27	(1,534)
Total allowances for credit losses	$20,685	$14,573

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

The Company's CODM is the Chief Executive Officer.

The CODM assesses segment performance and allocates resources based on consolidated net loss. As a secondary measure, the CODM also utilizes a non-GAAP measure, adjusted EBITDA, which the Company defines as net loss, adjusted to exclude: (i) depreciation and amortization expenses, (ii) stock-based compensation, (iii) income tax (benefit) expense, (iv) interest expense and other (income) expense, net, (v) expenses related to the impairment of long-lived intangible assets, and (v) expenses related to a product quality issue. The CODM uses consolidated net loss and adjusted EBITDA to assess operating performance, excluding non-cash costs and non-recurring events, as compared to prior results, annual operating plans, iterative periodic forecasts, and our competitors, on a consistent basis. All expense categories on the consolidated statements of operations, and those described herein, are significant, and there are no other significant segment expenses that would require disclosure. The CODM uses this information to allocate future operating and capital expenditures. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The following table reconciles consolidated net loss to consolidated adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Years Ended December 31,
	2025	2024	2025	2024
Net loss	$(975,066)	$(166,120)	$(1,493,426)	$(1,421,718)
Adjusted for:
Depreciation and amortization	60,137	65,840	186,034	204,419
Stock-based compensation	439,450	540,425	1,436,436	1,073,698
Income tax expense	7,131	5,421	28,004	47,902
Interest expense and other (income) expense, net	(27,647)	(107,891)	(147,656)	(321,957)
Impairment of long-lived intangible assets	661,103	—	661,103	—
Product quality issue (a)	—	(349,115)	—	(384,329)
Adjusted EBITDA	$165,108	$(11,440)	$670,495	$(801,985)

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

Financial Highlights

Our e-commerce channel consists of (i) our Direct-to-consumer ("DTC") business, which includes sales through lairdsuperfood.com and pickybars.com, and (ii) Amazon.com. Lairdsuperfood.com and pickybars.com offer an authentic brand experience for our consumers that drive engagement through educational content. These platforms also provide us with direct consumer feedback for future product development. We view our proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop long-term relationships with these customers. We believe the content on our websites allows Laird Superfood to educate our consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat customers and subscribers, as evidenced by the fact that repeat customers and subscribers accounted for approximately 88% of DTC sales for the three and nine months ended September 30, 2025 and 2024.

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

For the three and nine months ended September 30, 2025, the e-commerce channel made up 47% and 51% of our net sales, respectively, compared to 58% and 59%, respectively, for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, the wholesale channel made up 53% and 49% of our net sales, respectively, compared to 42% and 41% for the three and nine months ended September 30, 2024. We expect that, over time, our wholesale channel will overtake our e-commerce channel as a percentage of net sales, as we continue to execute our strategy to expand our retail distribution footprint. As our business continues to shift toward wholesale, quarter-to-quarter variability may increase due to the timing of larger orders from key customers, however, long-term, we remain confident in the underlying demand trends in this channel.

Net sales increased to $12.9 million for the three months ended September 30, 2025 ("Q3 2025"), from $11.8 million for the three months ended September 30, 2024 ("Q3 2024"). Wholesale net sales in Q3 2025 increased by 39% compared to Q3 2024 driven primarily by distribution expansion. E-commerce channel sales for Q3 2025 decreased by 11% compared to Q3 2024, primarily due to softness in the direct-to-consumer platform resulting from lower new-customer acquisition, partially offset by growth in sales on Amazon.com.

Net sales increased to $36.5 million for the nine months ended September 30, 2025 ("YTD 2025"), from $31.7 million for the nine months ended September 30, 2024 ("YTD 2024"). Wholesale net sales in YTD 2025 increased by 40% compared to YTD 2024, driven by velocity growth and distribution expansion. E-commerce channel sales for YTD 2025 were relatively flat compared to YTD 2024.

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

Results of Operations

Comparison of Q3 2025 and Q3 2024

For the periods indicated, the following table sets forth results of operations and the increase or decrease therewith:

	Three Months Ended September 30,		$	Percent
	2025	2024	Change	Change
Sales, net	$12,895,662	$11,776,346	$1,119,316	10%
Cost of goods sold	(8,193,480)	(6,712,214)	(1,481,266)	22%
Gross profit	4,702,182	5,064,132	(361,950)	(7)%
Gross margin	36.5%	43.0%
General and administrative	2,699,589	2,624,694	74,895	3%
Sales and marketing	2,998,175	2,708,028	290,147	11%
Total operating expenses	5,697,764	5,332,722	365,042	7%
Operating loss	(995,582)	(268,590)	(726,992)	271%
Other income	27,647	107,891	(80,244)	(74)%
Loss before income taxes	(967,935)	(160,699)	(807,236)	502%
Income tax expense	(7,131)	(5,421)	(1,710)	32%
Net loss	$(975,066)	$(166,120)	$(808,946)	487%

	Three Months Ended September 30,		$	Percent
	2025	2024	Change	Change
Sales, net	$12,895,662	$11,776,346	$1,119,316	10%

The increase in net sales during Q3 2025 was fueled by distribution expansion in the Wholesale channel and slightly decreased promotional trade spend across all channels. E-commerce channel sales decreased by 11% year-over-year, primarily due to softness in the direct-to-consumer platform resulting from lower new-customer acquisition, partially offset by growth in sales on Amazon.com.

	Three Months Ended September 30,		$	Percent
	2025	2024	Change	Change
Cost of goods sold	$(8,193,480)	$(6,712,214)	$(1,481,266)	22%

The increase in cost of goods sold during Q3 2025 was driven primarily by the growth in gross sales volume and commodity cost inflation, as well as the non-recurrence of a supplier settlement benefit recorded in the prior year period.

	Three Months Ended September 30,		$	Percent
	2025	2024	Change	Change
Gross profit	$4,702,182	$5,064,132	$(361,950)	(7)%

The decrease in gross profit in Q3 2025 compared to the prior year period was driven by commodity cost inflation and channel mix, as well as the non-recurrence of a supplier settlement benefit recorded in the prior year period, which accounted for approximately 3 points of the 6.5 points of margin contraction to 36.5% in Q3 2025, from 43.0% in the prior year period.

	Three Months Ended September 30,		$	Percent
	2025	2024	Change	Change
Operating expenses
General and administrative	$2,699,589	$2,624,694	$74,895	3%
Sales and marketing	2,998,175	2,708,028	290,147	11%
Total operating expenses	$5,697,764	$5,332,722	$365,042	7%

The general and administrative expenses were relatively flat during Q3 2025, with impairment charges largely offset by decreases in personnel costs and professional fees.

The increase in sales and marketing expenses during Q3 2025 was driven by marketing and advertising costs, as well as increased selling costs due to increased sales volume.

	Three Months Ended September 30,		$	Percent
	2025	2024	Change	Change
Other income	$27,647	$107,891	$(80,244)	(74)%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The decrease in other income during Q3 2025 was driven by decreases in dividend income on money market funds, as the amounts carried in those accounts decreased, and the termination of the Picky Bars, LLC sublease in the fourth quarter of 2024.

Comparison of YTD 2025 and YTD 2024

For the periods indicated, the following table sets forth results of operations and the increase or decrease therewith:

	Nine Months Ended September 30,		$	Percent
	2025	2024	Change	Change
Sales, net	$36,540,663	$31,688,938	$4,851,725	15%
Cost of goods sold	(22,175,938)	(18,483,424)	(3,692,514)	20%
Gross profit	14,364,725	13,205,514	1,159,211	9%
Gross margin	39.3%	41.7%
General and administrative	7,146,116	6,930,614	215,502	3%
Sales and marketing	8,831,687	7,970,673	861,014	11%
Total operating expenses	15,977,803	14,901,287	1,076,516	7%
Operating loss	(1,613,078)	(1,695,773)	82,695	(5)%
Other income	147,656	321,957	(174,301)	(54)%
Loss before income taxes	(1,465,422)	(1,373,816)	(91,606)	7%
Income tax expense	(28,004)	(47,902)	19,898	(42)%
Net loss	$(1,493,426)	$(1,421,718)	$(71,708)	5%

	Nine Months Ended September 30,		$	Percent
	2025	2024	Change	Change
Sales, net	$36,540,663	$31,688,938	$4,851,725	15%

The increase in net sales during YTD 2025 was driven by distribution expansion in grocery and club stores, and velocity growth in our key categories, partially offset by increased promotional trade spend to support a 40% increase in wholesale channel sales year-over-year. E-commerce channel sales were relatively flat year-over-year, with softness in the DTC channel due to lower new customer sales partially offset by growth in sales on Amazon.com.

	Nine Months Ended September 30,			Percent
	2025	2024	Change	Change
Cost of goods sold	$(22,175,938)	$(18,483,424)	$(3,692,514)	20%

The increase in cost of goods sold during YTD 2025 was driven by growth in sales volume, channel mix, and higher commodity costs, as well as the non-recurrence of a supplier settlement benefit recorded in the prior year period.

	Nine Months Ended September 30,		$	Percent
	2025	2024	Change	Change
Gross profit	$14,364,725	$13,205,514	$1,159,211	9%

The increase in gross profit in YTD 2025 compared to the prior year period was driven by increased sales volume. Gross margin contracted 2.3 points to 39.3% in YTD 2025 compared to 41.7% in the prior year period, which was due to the non-recurrence of the supplier settlement benefit recorded in the prior year period, as well as channel mix and commodity cost inflation.

	Nine Months Ended September 30,		$	Percent
	2025	2024	Change	Change
Operating expenses
General and administrative	$7,146,116	$6,930,614	$215,502	3%
Sales and marketing	8,831,687	7,970,673	861,014	11%
Total operating expenses	$15,977,803	$14,901,287	$1,076,516	7%

The increase in general and administrative expenses during YTD 2025 was primarily driven by impairment charges, partially offset by decreased personnel costs and professional fees.

The increase in sales and marketing expenses during YTD 2025 was driven by increased selling costs due to increased sales volume.

	Nine Months Ended September 30,		$	Percent
	2025	2024	Change	Change
Other income	$147,656	$321,957	$(174,301)	(54)%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The decrease in other income during YTD 2025 was driven by decreases in dividend income on money market funds, as the amounts carried in those accounts decreased, and the termination of the Picky Bars, LLC sublease in the fourth quarter of 2024.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
Cash flows provided by (used in):	2025	2024
Operating activities	$(2,853,831)	$526,258
Investing activities	(76,454)	(19,178)
Financing activities	(301,635)	(12,495)
Net change in cash, cash equivalents, and restricted cash	$(3,231,920)	$494,585

The increase in cash used in operating activities for YTD 2025 was driven by strategic investment into working capital. This investment was made (i) to meet higher demand for our products, (ii) to address the out-of-stocks experienced at the end of 2024, and (iii) to forward purchase inventory in anticipation of potential tariffs on the import of raw materials that we source outside of the United States, particularly in Southeast Asia. As we continue to sell down this forward-purchased inventory during the balance of 2025 and into 2026, we expect our cash balance to normalize and further increase by the end of the 2025 fiscal year.

Cash used in investing activities for YTD 2025 consisted of purchases of long-lived capital assets.

Cash used in financing activities for YTD 2025 consisted of payroll taxes paid related to net issuances of stock awards, offset in part by stock option exercises.

Liquidity and Capital Resources

As of September 30, 2025, we had an accumulated deficit of $109.6 million, which includes operating losses of $1.6 million and $1.7 million for YTD 2025 and YTD 2024, respectively. We may incur additional operating losses as we execute our strategy to invest in the growth of our business, reinvesting any incremental profit into future top-line sales growth while holding cash reserves largely flat. We will continue to seek opportunities to optimize spending, expand gross margins, and free up cash flow through efficient working capital management. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering, our prior lines of credit, term loans, and from our core operating activities. Our historical uses of cash have primarily consisted of cash used in operating activities and working capital needs.

As of September 30, 2025 and December 31, 2024, we had $5.3 million and $8.5 million, respectively, of cash-on-hand, and total net working capital of $12.4 million and $12.0 million, respectively, for the same periods. As of September 30, 2025, we had access to up to $1.3 million of advances under our factoring Agreement, of which none had been utilized as of the date of this report. We have no significant unused sources of liquid assets outside of our working capital.

Our future capital requirements will depend on many factors, including our growth rate, the continued expansion of sales and marketing activities, the enhancement of our product platforms, the introduction of new products, acquisition activity, as well as economic and market trends. Recent and expected working and other capital requirements, in addition to the matters above, also include the items described below:

●	We have a lease arrangement for corporate office space. As of September 30, 2025, we had fixed lease payment obligations of $0.2 million, with $0.1 million payable within 12 months.

●	As of September 30, 2025, $5.9 million of current liabilities were accrued related to short-term operating activities and personnel costs, excluding the aforementioned current lease liabilities.

●

Marketing and advertising expenditures, including related party advertising costs, were $5.6 million in YTD 2025 and $5.2 million in YTD 2024. We expect to continue to invest in these activities as part of the strategic expansion of sales volume, however, we have made strategic shifts to reduce and improve the efficacy of future customer acquisition costs.

●

The prices of various commodities, such as coffee, have increased in the last twelve months. These inflationary pressures have impacted our working capital and our margins. Should this trend continue, our margins could be further impacted.

●
In the third quarter of 2025, we decided that we will be discontinuing the Picky Bars brand in the second quarter of 2026, in order to re-deploy our monetary and human capital into growing the Laird Superfood brand. In connection with this decision, we recognized impairment charges of $0.7 million in the three and nine months ended September 30, 2025. While we have plans to re-deploy our investment dollars into the Laird Superfood brand and do not expect the discontinuation to have a material impact on our long-term results, we expect future sales of Picky Bars products will decline.

We continue to monitor macroeconomic trends and uncertainties such inflation of commodity costs, the effects of tariffs, and the potential imposition of modified or additional tariffs, which may have adverse effects on net sales and margins. As a result of the tariffs announced by the U.S. presidential administration, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we have experienced some commodity cost volatility, and anticipate that there could be increased supply chain challenges and consumer and economic uncertainty due to rapid changes in global trade policies in the future. Based on preliminary analysis of the potential effects of the announced tariffs and these other factors, we do not expect these factors to result in a material negative effect on our net sales or profitability for the remainder of fiscal year 2025. To date, we have elected to acquire additional inventory in advance of anticipated future tariff implementations, which has impacted our cash balances as of September 30, 2025, but which is not expected to meaningfully impact our cash balances for the balance of the 2025 fiscal year. However, we are continuing to evaluate these factors and their potential effects as well as our ability to potentially offset all or a portion of cost increases through pricing actions and cost savings efforts for fiscal year 2026 planning. Economic pressures on customers and consumers, including the challenges of high inflation and the effects of increased tariffs, may negatively affect our net sales and profitability in the future.

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

We may take advantage of these provisions until the end of the fiscal year in which the fifth anniversary of our IPO occurs (i.e., December 31, 2025), or such earlier time when we no longer qualify as an emerging growth company. We will cease to be an emerging growth company on the earlier of (1) the last day of the fiscal year (a) in which we have more than $1.235 billion in annual gross revenue or (b) in which we have more than $700 million in market value of our capital stock held by non-affiliates, or (2) the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all these reduced burdens.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

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

Item 1A. Risk Factors.

Except as set forth below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the 2024 Form 10-K during the three months ended September 30, 2025. This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors previously described in the Company's 2024 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the nine months ended September 30, 2025, none of the Company's directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Laird Superfood, Inc.
(Registrant)

Date: November 10, 2025	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: November 10, 2025	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer
(Principal Financial and Accounting Officer)