Form 10-K
period 2025-12-31
Laird Superfood, Inc.
filed 2026-03-30
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2025 as reported by the NYSE American on such date, was approximately $52.0 million.

As of March 23, 2026 the registrant had 10,925,218 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

On March 12, 2026 (the “Closing Date”), we completed the acquisition of Navitas LLC, a Delaware limited liability company (“Navitas”), pursuant to that certain securities purchase agreement, dated December 21, 2025 (the “Acquisition Agreement”) by and among the Company, Encore Consumer Capital Fund II, LP (“Encore”), The Ira and Joanna Haber Family Trust, Dated October 5, 2015 (the “Haber Family Trust”), and Advantage Capital Agribusiness Partners, L.P. (“Advantage Capital,” together with Encore and the Haber Family Trust, the “Sellers”). Pursuant to the terms of the Acquisition Agreement, following the receipt of approval from our stockholders, we acquired (i) all of the issued and outstanding units of Navitas from the Sellers and (ii) all of the issued and outstanding capital stock of Global Superfoods Corp. (“GSC”), from Encore for a purchase price of $38.5 million in cash, subject to customary purchase price adjustments, including a working capital adjustment (the “Navitas Acquisition”). GSC is a holding company with no operations whose purpose is to hold units of Navitas.

On the Closing Date and concurrently with the closing of the Navitas Acquisition, we completed the transactions contemplated by that certain investment agreement, dated December 21, 2025 (the “Investment Agreement”), entered into by and among the Company, Gateway Superfood NSSIII Investment, LLC (“Gateway III”), and Gateway Superfood NSSIV Investment, LLC (“Gateway IV” and together with Gateway III, the “Investor”), with the Investor being an affiliate of Nexus Capital Management LP (“Nexus”), pursuant to which the Investor purchased an aggregate of 50,000 initial shares (the “Initial Shares”) of Series A Preferred Stock (“Series A Preferred Stock”) at a purchase price of $1,000 per share for gross proceeds of $50.0 million at closing (the “Nexus Investment” and together with the Navitas Acquisition, the “Transactions”). The net proceeds from the Nexus Investment were subsequently used to complete the Navitas Acquisition.

The audited financial statements included herein as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate to the Company prior to the consummation of the Transactions, other than where expressly provided therein. The remaining sections of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Annual Report”), other than where expressly provided therein, relate to the Company following the Transactions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements convey our current expectations or forecasts of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements are not guarantees of future performance, and the Company’s actual results may differ significantly from the expectations discussed in forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “predicts,” “potential,” “plans,” “should,” “seeks,” “will,” or similar terms.

Key factors that could cause actual results to be different than expected or anticipated include, but are not limited to:

•	our limited operating history and ability to become profitable;
•	our ability to manage our growth, including our human resource requirements;
•	our reliance on third parties for raw materials and production of our products;
•	our ability to consummate favorable acquisitions and effectively integrate any companies or properties that we acquire;
•	our future capital resources and needs;
•	our ability to retain and grow our customer base;
•	our reliance on independent distributors for a substantial portion of our sales;
•	our ability to evaluate and measure our business, prospects, and performance metrics;
•	our ability to compete and succeed in a highly competitive and evolving industry;
•	the health of the premium organic and natural food industry as a whole;
•	risks related to our intellectual property rights and developing a strong brand;
•	our reliance on key personnel, including Laird Hamilton and Gabrielle Reece;
•	regulatory risks;
•	the risk of substantial dilution from future issuances of our equity securities;
•	tariffs and trade-related policies; and
•	the other risks described herein, including under Part I, Item 1A “Risk Factors.”

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

Overview

Laird Superfood develops and markets great-tasting, high-quality food and beverage products designed to support health, convenience, and everyday use. Our product portfolio emphasizes natural ingredients, nutrient density, and functional attributes, and includes offerings that incorporate adaptogens and other functional ingredients commonly associated with supporting stress management, energy, mental focus, and overall wellness. Our primary products include: (i) coffee creamers, (ii) coffee, tea, and hot chocolate products, (iii) hydration and beverage enhancing products, and (iv) snacks and other food items. Following the Navitas Acquisition, our products also include healthy baking products, wellness staples, and functional snacks. Over the long term, we seek to build a widely recognized superfood brand grounded in authenticity, functionality, and a commitment to supporting a healthy and sustainable future for consumers and the environment.

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

We participate in what Grand View Research estimates to be an $11.9 trillion grocery market as of 2023, with a projected 3.2% compound annual growth rate (“CAGR”) between 2024 and 2030. Laird Superfood is specifically focused on the U.S. Natural, Organic, and Functional Food and Beverages and Supplement sub-segment, which accounted for approximately $104.7 billion of that market in 2023 and is expected to grow at a 13.2% CAGR between 2024 and 2030.

Additionally, per Grand View Research, the North American Functional Mushroom Supplement Market was valued at $5.5 million in 2023 and projected to grow at a 12% compound annual growth rate (“CAGR”) between 2024 and 2030. Functional mushrooms are a key ingredient in the Laird Superfood portfolio as we strive to bring their potential benefits to food.

Our Competitive Strengths

We believe the following strengths differentiate Laird Superfood and create long-term, sustainable advantages:

An Emerging Platform Within the Rapidly Expanding Natural Foods Industry

Long-term opportunities lie in building Laird Superfood into a unique platform within the natural foods industry, which is currently dominated by single-product companies. The core tenets of this platform approach are strengthening our authentic and trusted brand name, growing our expansive omnichannel distribution strategy, optimizing our business model to maximize profit margins, and the introduction of new products that align with our core ethos. We believe our platform provides opportunities for continual expansion of our total addressable market (“TAM”) to allow long-duration growth, sustained differentiation of our brand, product diversification and leveraging our core strengths and operating costs to increase profit margins. As a result of Navitas Acquisition, we have expanded our platform and product offerings to include healthy baking products, wellness staples and additional snack products. In the future, we will continue to evaluate additional strategic transactions in the premium functional food market.

Omnichannel Distribution Strategy

Our omnichannel distribution strategy has two key components: e-commerce and wholesale. In the aggregate, this omnichannel strategy provides us with a diverse set of customers and wholesale partners, leading to a larger TAM opportunity than is normally available to products available primarily in grocery stores, along with an opportunity to develop a direct relationship with our customers on lairdsuperfood.com. We believe that, along with a trusted brand name, extensive proprietary distribution is a critical long-term and sustainable barrier to entry in the food industry.

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

Exposure to Functional and Natural Foods Portions of Grocery Market

Within the grocery category, there is an ongoing shift from highly processed conventional brands that demonstrate little nutritional benefit, to natural, nutrient-dense, functional, and cleaner alternatives. We expect the shift in consumer tastes driving the growth of natural alternatives will continue throughout the foreseeable future as consumers become better educated on nutrition and focus on their own health and wellness, that of their families, and the environment. An increasing number of natural products are moving beyond the natural and specialty stores and into conventional grocery stores. The continuation of these trends should benefit Laird Superfood as we seek to penetrate the overall grocery market.

Repeat and Recurring Revenues

Because the consumption of coffee, creamers, greens, and hydration products is a daily habit for many consumers, there is a natural and frequent repeat usage of Laird Superfood products among large portions of our customer base. For this reason, Laird Superfood has historically experienced a meaningful base of recurring revenues due to repeat orders by its consumers and wholesale partners. Growing this base of recurring revenues is a strong focus of Laird Superfood as it evaluates new product development opportunities, and marketing strategies.

Continued Expansion of Distribution Footprint

Currently, our products are marketed and sold through a diverse set of e-commerce and wholesale channels, including grocery chains, club stores, specialty and natural food outlets, lairdsuperfood.com, pickybars.com, and Amazon.com (“Amazon”). Maximizing potential distribution in stores and attracting new consumers online will be key growth drivers for Laird Superfood. A large opportunity also exists in out-of-home venues, including health club chains, hotels, airports, universities, among others, and we are accelerating the pursuit of distribution in these incremental outlets. Our goal is to make our products available wherever our customers choose to shop.

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

Focus on Environmental, Social and Governance (“ESG”) Best Practices

Our founders strongly believe we should seek to drive value for all relevant stakeholders, including customers, employees, community, shareholders, and the broader environment. This philosophy of “Ohana” is particularly important to our founders, Laird Hamilton and Gabrielle Reece, and permeates through our culture. Laird Superfood is conscientious in its sourcing of raw materials, the carbon-benefits of facilitating natural alternatives, the impact of our operations on the environment and our community and providing products that discourage the culture of single-use plastics.

Our Products

Our goal is to bring our clean, functional, and sustainability-conscious products into our customers’ daily lives, formulated with the goal of providing sustained energy and nutrition throughout the day. As part of our focus on these goals, our primary products include: (i) coffee creamers, (ii) coffee, tea, and hot chocolate products, (iii) hydration and beverage enhancing products, and (iv) snacks and other food items. Following the Navitas Acquisition, our products now also include healthy baking products, wellness staples, and functional snacks.

Our creamers include sales of powdered and liquid coffee creamers. Coffee, tea, and hot chocolate products include traditional and functional mushroom-ground and whole-bean coffee, our instant latte and protein coffee lines of just-add-water coffee and tea products, and hot chocolate with functional mushrooms. Our hydration and beverage enhancing products include sales of “Hydrate” coconut waters and our supplement lines. Snacks and other food items primarily include protein and energy bars, and other functional foods. In the third quarter of 2025, we decided that we will be discontinuing the Picky Bars brand in the second quarter of 2026, in order to re-deploy our monetary and human capital into growing the Laird Superfood brand. Our healthy baking products include as fairtrade cacao powders, nibs and wafers formulated to elevate at‑home baking with clean ingredients. Wellness staples include superfoods used daily in smoothies, bowls and meal preparation, including chia seeds, matcha powder, and acai powder. Other products include primarily coffee tools and other miscellaneous branded goods.

We view our primary competition as the legacy products, which are typically refined-sugar laden, highly processed, and have indecipherable ingredient lists. We believe that consumers want more transparency and understanding of what they are putting in their bodies and are seeking cleaner alternatives. We are driving those trends through a trusted, authentic brand platform.

Our gross sales by product category are reflected below:

	Year Ended December 31,
	2025		2024
	$	% of Total	$	% of Total
Coffee creamers	$29,324,248	59%	$23,088,363	53%
Coffee, tea, and hot chocolate products	15,281,939	31%	11,184,525	26%
Hydration and beverage enhancing products	7,131,460	14%	9,207,964	21%
Snacks and other food items	5,694,789	11%	6,215,989	14%
Other	200,483	—%	172,788	—%
Gross sales	57,632,919	115%	49,869,629	114%
Shipping income	489,352	1%	506,732	1%
Discounts and promotional activity	(8,232,985)	(16)%	(7,081,224)	(15)%
Sales, net	$49,889,286	100%	$43,295,137	100%

Coffee Creamers

We sell powdered and liquid coffee creamers. We expect to continue expanding our coffee creamer selection with additional flavors, functional ingredients, and formulations based on consumer preferences and demand. Such products historically experienced repeat usage and customer lifetime value characteristics.

We believe our creamers are differentiated from competing products due to their superior taste profile, our rigorous ingredient standards, our focus on whole ingredients, and a differentiated energy profile due to the inclusion of plant-based fats and mushrooms, where applicable. In addition to being coffee additives, our powdered creamers are used by consumers in a variety of different applications, such as smoothies and baked goods. Our liquid creamers feature an organic, plant-based formulation that incorporates functional mushroom extracts and is produced with a clean-label approach, including no gums, artificial flavors, or seed oils. Our powdered creamers have the additional appeal of shelf stability and provide our customers with on-the-go convenience.

Mordor Intelligence estimated that the U.S. creamer market was $7.1 billion in 2025 and expects it to grow at a 6.8% CAGR through 2030. This market includes products offered by Danone SA, TreeHouse Foods Inc., Nestle SA, and Dean Foods Co, among others.

Powdered Coffee Creamers

Our coffee creamers originated in powdered form for convenience, sustainability, and to maximize nutritional benefits. Our powdered coffee creamers typically have 18 to 24-month shelf lives. Powdered coffee creamers have historically represented a smaller, lower-price-point segment of the coffee creamer market with a focus purely on convenience and price. We believe that the great taste and recognizable ingredients of our powdered coffee creamers, and utilization of functional ingredients such as mushrooms that support the body and mind, are expanding the segment and attracting new consumers.

Liquid Coffee Creamers

Our liquid coffee creamers were developed internally using naturally sourced, functional ingredients. They feature an organic, plant-based formulation that incorporates functional mushroom extracts and is produced with a clean-label approach, including no gums, artificial flavors, or seed oils. The liquid format allows these products to be offered in perimeter refrigerated shelf space, where consumers are familiar with liquid creamer options. While the liquid coffee creamer category is well established, we believe innovation focused on cleaner formulations and functional ingredients has been limited due to differences in bases, flavor profiles, and sugar content across existing products. We seek to differentiate our liquid creamers by incorporating functional ingredients, such as functional mushrooms, within this category.

Coffee, Tea, and Hot Chocolate Products

Instant Latte, Protein Coffee, and Hot Chocolate with Functional Mushrooms

We sell instant beverage products that are pre-mixed with our superfood creamer and functional mushrooms, including just-add-hot-water Instant Latte and Hot Chocolate offerings. These products compete within the broader instant coffee and hot chocolate categories, which emphasize convenience and ease of preparation. Demand for our Instant Latte products has continued to grow as younger consumers increasingly seek convenient formats while also valuing quality and taste. Our Hot Chocolate products are made with coconut sugar rather than more highly refined sugars and include functional mushrooms, which we believe differentiates them from many conventional hot chocolate offerings.

In addition, we have recently expanded our innovation pipeline with the launch of a protein coffee product designed to be consumed cold, which incorporates functional mushrooms, provides 10 grams of protein per serving from whey and milk protein, and contains zero grams of sugar per serving. This product format is intended to appeal to younger consumers and those seeking higher-protein, lower-sugar beverage options.

The annual revenue generated in 2025 from the U.S. instant coffee market was approximately $859.3 million according to Mordor Intelligence.

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

Prebiotic Daily Greens and Antioxidant Daily Reds were carefully designed to fill nutrient gaps that many Americans face. These products are differentiated from the large group of competitors due to their short ingredient lists, focus on whole foods that the body recognizes, superior taste, and value. Research and Markets sized the U.S. greens powder market at $338.5 million in 2025, with a projected 10.7% CAGR from 2025 to 2032.

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

Hydrate

Hydrate, our line of powdered coconut water drink mixes, includes a limited number of ingredients, no artificial sweeteners, chemicals, or colors that are prevalent in most competing sports drinks, and a lower cost per serving than traditional single use packaged sports drinks, electrolyte, and coconut waters. Hydrate’s environmentally friendly powdered form also avoids single use bottles and requires less fuel than the amount required to transport liquids. Hydrate primarily competes against hydration enhancing sports drinks and other powdered electrolyte mixes. Competitors in the U.S. Powdered Electrolyte Mix market, which Grand View Research sized at $2.7 billion in 2024, include Liquid I.V and LMNT. Hydrate also competes within the North American coconut water market, which Grand View Research sized at $908 million in 2024, and which is highly fragmented relative to the sports drink market.

Snacks and Other Food Items

Bars, oatmeal, and other better-for-you foods

Our Protein Bars and Picky Bars seek to provide cleaner alternatives to the $12.4 billion U. S. snack bar market, which is expected to grow at an 8.3% CAGR from 2026 to 2031, per Mintel.

As a result of the Navitas Acquisition, the Company also now offers:

●	Healthy Baking Products: includes organic baking ingredients such as fairtrade cacao powders, nibs and wafers formulated to elevate at‑home baking with clean ingredients;
●	Wellness Staples: includes superfoods used daily in smoothies, bowls and meal preparation, including chia seeds, matcha powder and acai powder; and
●	Functional Snacks: includes on‑the‑go superfood bites and organic dried berries, such as goji, mulberry and goldenberries.

Distribution Channels

We generate revenue through two channels: e-commerce and wholesale. Our net sales by distribution channel are reflected below:

	Year Ended December 31,
	2025		2024
	$	% of Total	$	% of Total
E-commerce	$24,961,486	50%	$25,642,366	59%
Wholesale	24,927,800	50%	17,652,771	41%
Sales, net	$49,889,286	100%	$43,295,137	100%

During fiscal year 2025, our net sales were approximately evenly split between our wholesale and e-commerce channels, which is consistent with our strategic growth plan. While e-commerce has historically represented the majority of our sales, we expect sales from the wholesale channel to grow as a percentage of our total business as we continue to expand our physical retail footprint, retail distribution, and product assortment.

E-commerce

Our e-commerce channel consists of (i) our Direct-to-consumer (“DTC”) business, which includes sales through our websites and (ii) Amazon.

Lairdsuperfood.com carries our full portfolio of products with the exception of our liquid coffee creamers. It is a place where we can trial new products and gather valuable consumer feedback before we expand into wholesale distribution. Our website also serves as an educational hub where consumers learn about wellness, nutrition, and product benefits through expert content from founders Laird Hamilton and Gabby Reece, ingredient transparency, and customer FAQs. The online platform prioritizes our subscription service which incentivizes our consumers to consistently use our products as staples in their daily lives. Pickybars.com features our complete Picky Bar collection alongside select Laird Superfood products.

On Amazon, we utilize the fulfilled by Amazon distribution processes, wherein we send products to Amazon, and Amazon fulfills orders placed through its online marketplace from its fulfillment centers. Amazon charges us fulfillment fees for this service and may charge storage fees for certain inventory. We sell a number of our top selling SKUs on Amazon, including our powdered coffee creamers, functional coffees, and Performance Mushrooms.

Subscriptions and repeat users play an important role in driving retention rates for our DTC business at lairdsuperfood.com and pickybars.com. Over 80% of DTC net sales came from either subscribers or repeat users in both 2025 and 2024. These dynamics create meaningful recurring revenues and the combination of repeat usage, order frequency and retention rates inform our views on strategic marketing spend and customer unit economics.

Wholesale

Laird Superfood products are sold through a diverse set of retail stores, including conventional, natural, and specialty grocery, club, and food service outlets. Our wholesale channel sales grew by 41% in 2025 compared to 2024, due in equal parts to our distribution footprint expansion and higher velocities at shelf.

Supply Chain

We source our raw materials from a variety of suppliers located both inside and outside the United States. We purchased a substantial portion of our products from two suppliers in 2025. There are multiple sources of roasted coffee products, coconut milk powder, and coconut water powder available, and we believe that we would be able to find suitable replacements for these suppliers on substantially similar terms. Raw materials are shipped to third-party production facilities (“co-manufacturer”) where they are stored until used in production. These raw materials are then mixed and packaged into finished goods. Finished goods are then warehoused and shipped to both retail and wholesale customers, as well as to distributors across the country.

Laird Superfood has a supplier code of conduct for the ethical sourcing of raw materials from within and outside the United States, which we provide to suppliers as part of the supplier-onboarding process.

Regulation

We are subject to a wide range of governmental regulations and policies. We are required to comply with the regulations and policies promulgated by the Environmental Protection Agency (“EPA”), the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Equal Employment Opportunity Commission, the United States Department of Health and Human Services, the United States Department of Labor, and the Occupational Safety and Health Administration, among others, in addition to corresponding state, and local agencies. In addition, the FTC monitors claims made by companies, particularly with celebrity spokespeople, including health claims about products. Our importers, packers, distributors, and suppliers are also subject to various laws and regulations relating to, among others, food safety, environmental protection, and worker health and safety matters.

USDA National Organic Program and Similar Regulations

We are involved in the sourcing, manufacturing, supplying, processing, marketing, selling and distribution of organic food products and, as such, are subject to certain organic certification and quality assurance standards. The Organic Foods Production Act of 1990 (the “OFPA”) mandates that the USDA develop national standards for organically produced agricultural products to assure consumers that those products marketed as organic meet consistent, uniform standards. USDA has implemented the Organic Food Production Act through the Natural Organic Program (“NOP”) regulations which were recently updated and strengthened through the USDA’s Strengthening Organic Enforcement rule. We currently manufacture and distribute a number of organic products that are subject to the standards set forth in the OFPA and the NOP regulations. Our organic products are certified organic by a USDA-accredited certifying agent, and we believe that we are in material compliance with the organic regulations applicable to our business.

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

Some of the key food safety and food labeling regulations in the U.S. are discussed in the following sections. We are subject to the Food Safety Modernization Act of 2011 (“FSMA”), which, among other things, amended the FDCA to require FDA-regulated food facilities to develop and implement a written food safety plan including a hazard analysis and preventative controls program to minimize or prevent food safety hazards (“HACCP” plans). The FDA also enforces the Public Health Service Act and regulations issued thereunder, which authorizes regulatory activity necessary to prevent the introduction, transmission, or spread of communicable diseases. We are subject to numerous other federal, state, and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products and dietary supplements.

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

Intellectual Property

We have the right to the following material trademarks and certain related logos: Laird Superfood, Superfood Creamer, Navitas, Food for the Modern Life, Live Life Positive, Superfood+, Superfoods with Purpose, Picky Bars, and Picky Bars Drizzle in the United States, and Laird Superfood in several international jurisdictions, including the European Union. Additionally, certain of our product packaging is subject to copyright.

Human Capital Resources

Laird Superfood is guided by a strong vision, mission, and values set. As of December 31, 2025, we had 26 full-time employees and two part-time employees, none of whom are represented by labor unions or covered by collective bargaining agreements.

The Company manages the full employee life cycle, from talent acquisition to career development and succession planning, aiming to maintain a highly engaged and productive workforce. We recruit top talent directly and through external firms in addition to our partnerships with colleges and universities.

A robust onboarding process ensures all employees understand the Company’s history, vision, mission, values, and goals. Communication is emphasized through monthly town hall meetings, departmental updates, and regular one-on-one meetings.

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

Corporate Information

We were originally formed in 2015 and are currently incorporated under the laws of the State of Nevada. On March 12, 2026, we consummated the Navitas Acquisition. Our principal executive offices are located at 5303 Spine Road, Suite 204, Boulder, Colorado, 80301. Our websites are www.lairdsuperfood.com and www.pickybars.com. We make available on or through www.lairdsuperfood.com certain reports and amendments to those reports that we file with or furnish to the United States Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. We have included our website address in this Form 10-K as an inactive textual reference only. Information contained on, or that can be accessed through, our websites are not part of this Form 10-K. You should not rely on any information contained or included on our website in making your decision whether to purchase our common stock.

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

We are an early-stage company. We were formed and commenced operations in June 2015. We face all the risks encountered by young companies, including significant competition from existing and emerging competitors, many of which are established and have greater access to capital than we do. In addition, as a newer business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to transition from an early-stage company to a company capable of supporting larger scale commercial activities. If we are not successful in such a transition, our business, results, and financial condition will be harmed.

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

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our shareholders could result. Any equity securities issued could also provide for rights, preferences, or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights or grant licenses on terms that are not favorable to us.

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

We may not successfully accomplish any of these objectives, and even if we are successful in growing our revenues, we expect our revenue growth rate will decline as our revenue increases. We may not consistently generate positive cash flow in the future. Consequently, considering our limited operating history, any predictions about our future success or viability may not be accurate.

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

If we are unable to manage our growth effectively, we may be unable to execute our business plan, which could have a material adverse effect on our business and our results of operations. Managing our planned growth effectively will require us to:

•	maintain a low cost of customer acquisition relative to customer lifetime value;
•	identify products that will be viewed favorably by customers; and
•	successfully hire, train, and motivate employees, including additional personnel for our technological, sales and marketing efforts.

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

We have not generated consistent positive cash flows. During the year ended December 31, 2025, we incurred a net cash usage of approximately $3.2 million, and in prior periods we have experienced operating losses. While we intend that our strategic initiatives to improve operating performance over time, we may not be able to generate positive cash flow on a consistent basis in the future. In fiscal years 2025 and 2024, we incurred operating losses of $3.4 and $2.2 million, respectively. Over time our operating expenses may increase as we hire additional employees, support our strategic and other customer relationships, innovate and commercialize products, build our brand, expand our marketing channels, drive consumer adoption of our products, increase our customer base, supplier network, and co-manufacturing partners and review geographic expansion. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues and margins sufficiently to offset the anticipated higher expenses. Accordingly, we may not be able to successfully implement our long-term growth strategies or achieve or sustain profitability, and we may incur significant losses for the foreseeable future.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to disclose a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Risks Relating to Our Business

We may not be able to effectively integrate the businesses of Navitas, or realize the anticipated benefits and synergies expected from the Navitas Acquisition.

The anticipated benefits from acquiring Navitas and its business. The anticipated benefits and estimates of future growth, synergies and optimizations of the Navitas Acquisition may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. The failure to realize the anticipated benefits and synergies expected from Navitas Acquisition could adversely affect our business, financial condition and operating results.

In addition, the integration of Navitas is complex, costly and time consuming, and we have devoted, and will continue to devote, significant management attention and resources to integrating the respective business practices and operations of Navitas. Potential difficulties that we may encounter as part of the integration process include the following:

●

our inability to successfully combine our business with the business of Navitas in a manner that permits us to achieve, on a timely basis or at all, the enhanced revenue opportunities, cost savings and other benefits anticipated to result from the Navitas Acquisition;

●

complexities associated with managing our existing business and Navitas, including difficulty addressing possible differences in operational philosophies and the challenge of integrating the products of Navitas in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

●	the assumption of contractual obligations with less favorable or more restrictive terms; and
●	potential unknown liabilities and unforeseen increased expenses or delays associated with the transactions.

Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the Navitas Acquisition or could negatively impact our earnings or otherwise adversely affect our business and financial results.

The integration and transition associated with the Navitas Acquisition may result in the Company incurring significant costs to implement changes to its control over financial reporting following the Navitas Acquisition.

The integration of Navitas may result in the Company incurring significant costs, including management time, to integrate and implement changes to its controls over financial reporting. The Navitas Acquisition may necessitate significant modifications to Company’s internal control systems, processes and information systems, both on a transitional basis and over the longer-term as Navitas is fully integrated. The Company cannot be certain that changes to its internal control over financial reporting will be effective for any period, or implemented in an efficient manner which does not incur significant costs and management time. If we are unable to implement such changes to our internal controls over financial reporting in an efficient manner, our business, financial condition and results of operations and the market perception thereof may be adversely affected.

Nexus controls the Company and its interests may conflict with the interests of our other stockholders.

Based on the number of shares of common stock outstanding as of March 23, 2026, following the issuance of the Initial Shares, Nexus holds Series A Preferred Stock convertible into 56.2% of the Company’s issued and outstanding common stock (or 73.9% of the Company’s issued and outstanding common stock assuming the issuance of up to an aggregate of 60,000 additional shares of Series A Preferred Stock the Company has the option to require the Investor to purchase pursuant to the terms of the Investment Agreement (such shares, the “Additional Shares”). As a result, Nexus is able to exert significant influence over the outcome of matters submitted to a vote of stockholders, including the election and removal of directors, amendments to our organizational documents, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions. Nexus’s interests and strategy may differ from, or conflict with, those of our other stockholders, and Nexus may support strategies, financings, acquisitions, dispositions, restructurings, special dividends, share repurchases or other transactions that involve greater risk, leverage or short-term focus than our other stockholders might prefer. As a result, Nexus’s control of the Company could depress the trading price of our common stock, preclude or discourage transactions that might otherwise be favorable to minority stockholders, and limit the ability of current stockholders to influence corporate matters.

Nexus has certain director appointment rights, which limits the ability of other stockholders to affect the outcome of director elections.

The Company (i) increased the number of directors serving on the Board to nine and (ii) appointed four designees of Nexus (the “Nexus Designees”) to the Board to serve for a term expiring at the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified, with Grant LaMontagne being deemed the fifth Nexus Designee. Thereafter, the number of Nexus Designees will adjust proportionately to Nexus’s ownership thresholds, subject to applicable law and stock exchange rules. Subject to applicable law, Nexus has the right to remove, with or without cause, any Nexus Designee at any time upon two business days’ notice. Consequently, the directors serving on the Board prior to the Transactions no longer constitute a majority of the Board and have reduced influence over strategic direction, management oversight and corporate governance policies, which may limit the ability of other stockholders to effect change through director elections.

Nexus has certain limited consent rights that could prevent us from taking certain corporate actions.

Nexus has certain limited consent rights with respect to our ability to take certain corporate actions, including the following:

●

any actions that would result in any control share acquisition, interested stockholder, business combination or similar anti-takeover provision in the Nevada Revised Statutes and/or the Company’s organizational documents becoming applicable to the holders of shares of Series A Preferred Stock as a result of the Preferred Stock Issuance, the Navitas Acquisition or any transaction related thereto, including the Company’s issuance of the Series A Preferred Stock convertible, at the option of the holder, into shares of common stock at a fixed conversion price of $3.57, subject to certain customary anti-dilution adjustments (such shares, the “Conversion Shares”);

●

adopt, approve or agree to adopt a stockholder rights agreement, “poison pill” or similar anti-takeover agreement or plan that is applicable to the holders of shares of Series A Preferred Stock, subject to certain exceptions;

●

authorize or issue any Parity Securities or Senior Securities (each as defined in the Investment Agreement), or amend or alter the Company’s organizational documents to authorize or create, or increase the number of authorized or issued shares of, or any securities convertible into shares of, or reclassify any security into, any Parity Securities (including any increase in the number of authorized or issued shares of Series A Preferred Stock) or Senior Securities;

●	issue any shares of Series A Preferred Stock to any person other than to Nexus and its affiliates;
●	cause any subsidiary to issue any equity securities, subject to certain exceptions; or
●

any action to effect any voluntary deregistration of the common stock under the Exchange Act, or any voluntary delisting with NYSE American of the common stock other than in connection with a concurrent relist with another national securities exchange.

The consent rights of Nexus could prevent us from obtaining future financings, or to otherwise conduct necessary corporate activities, and as a result may adversely affect our business, operating results and stock price.

Our status as a controlled company may permit us to rely on exemptions from certain of the NYSE American’s corporate governance requirements, which could reduce protections for minority stockholders.

We qualify as a “controlled company” under the rules of NYSE American and may elect to rely on certain corporate governance exemptions, including exemptions from requirements that a majority of the board be independent and that our compensation and nominating committees be composed entirely of independent directors. Being a controlled company may reduce the protections otherwise available to our minority stockholders.

We depend on third parties for manufacturing and distribution.

We depend on third-party service providers for raw materials, manufacturing, and distribution. As of December 31, 2025, approximately 72% of our inventory was held by two partners. Our business could be adversely affected if these providers fail to meet their obligations, experience disruptions, fail to comply with relevant laws and regulations, or if we need to change providers with short notice. For example, on February 7, 2025, we received a letter from a co-manufacturer, which manufactures liquid creamers, indicating their intention to terminate our Processing Agreement six months from the date of the letter, prior to the contractual end date. While this did not result in any material impact on our business and were able to find a new co-manufacturer, if we had been unable to locate a new partner before we sold through our existing stock of liquid creamers, we could have experienced out-of-stocks that impacted our sales of that product line until we found a new, suitable partner. Limited availability of co-manufacturers that meet our high standards adds to this risk. In addition, if we fail to secure terms that are beneficial for us, our margins could be impacted. If we cannot maintain sufficient and satisfactory production, warehousing, and distribution capacity though third-party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution, and warehousing costs may increase, which could negatively affect our business.

Competition in the food and beverage retail industry, especially online competition, is strong and presents an ongoing threat to the success of our business.

The food and beverage industry is very competitive both online and in wholesale markets. We compete with larger retailers with longer histories, greater brand recognition, more resources, and numerous natural and organic producers. Changes in our competitors’ strategies or consumer preferences could negatively affect our sales and profitability. Despite our efforts to differentiate ourselves by providing an expanding selection of natural, organic, and functional products, competitive pricing, convenience, and exceptional customer service, some of our competitors have significantly more resources than we do, which may pose significant challenges. For example, if natural, organic, and functional food and beverage competitors seek to gain or retain market share by reducing prices, we would likely be forced to reduce our prices on similar product offerings in order to remain competitive, which may result in a decrease in our market share, net sales and profitability and may require a change in our operating strategies.

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

Laird Superfood is in the early stages of commercializing some products and we are constantly innovating. The success of these products is uncertain—they may not reach commercialization, sell as expected, or be manufactured as planned. Developing and launching new products is costly and time-consuming. If a product fails to gain market acceptance or cannot be manufactured or marketed as anticipated, the investment may be lost. Failures in product development or quality could lead to customer loss and potential claims, adversely affecting the Company’s business and financial health. The market for Laird Superfood’s products is new and evolving, making it difficult to predict its size and growth. Additionally, manufacturing costs and market demand are uncertain. Success in developing and manufacturing new products, including through co-packers, is not guaranteed. If the market for new products fails to develop or becomes saturated with competitors, it could negatively impact the Company’s financial condition and operating results.

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

We purchase our products from a variety of suppliers, including international suppliers. Our direct purchases from non-US suppliers represented a majority of our raw materials, and we expect our international purchases may grow with time. Additionally, we may source from new non-US suppliers over time as raw material availability changes. We may in the future enter into agreements with distributors in foreign countries to sell our products. All of these activities are subject to the uncertainties associated with international business operations, including:

•	difficulties with foreign and geographically dispersed operations;
•	having to comply with various U.S. and international laws;
•	changes and uncertainties relating to foreign rules and regulations;
•	tariffs, export or import restrictions, restrictions on remittances abroad, imposition of duties or taxes that limit our ability to import necessary materials;
•	limitations on our ability to enter into cost-effective arrangements with distributors, or at all;
•	fluctuations in foreign currency exchange rates;
•	imposition of limitations on production, sale or export in foreign countries, including due to pandemic or quarantine;
•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign processors or joint ventures;
•	imposition of differing labor laws and standards;
•	economic, political, environmental, health-related, or social instability in foreign countries and regions;
•	an inability, or reduced ability, to protect our intellectual property;
•	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;
•	difficulties in enforcing contracts and legal decisions; and
•	less developed infrastructure.

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

All risks relating to business operations outside of the U.S. may be exacerbated by the current U.S. political climate. For example, changes in U.S. trade policy, including the imposition of tariffs on certain imported goods, could affect our business and results of operations. While the majority of our products and raw materials are currently excluded from applicable U.S. tariffs, and we do not believe current tariffs have had a material impact on our cost structure, future changes in trade policies, including the expansion of tariffs, removal of exclusions, or the imposition of reciprocal measures by other countries, could increase the cost of certain raw materials or disrupt our supply chain. The scope, duration, and ultimate impact of tariffs remain uncertain and depend on a number of factors, including governmental actions, negotiations between countries, the availability of alternative sourcing options, and broader economic conditions

The ultimate impact of changing trade policies on our business will depend on various factors, including the magnitude, duration and nature of tariffs. While we actively monitor these developments, we may not be able to fully mitigate the adverse impact of potential tariff initiatives or other trade-related disruptions.

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

As of December 31, 2025, the Company reported consolidated U.S. federal net operating loss (“NOLs”) carryforwards of approximately $146.6 million. The Company’s ability to use its NOL carryforwards and certain other tax attributes will depend on the amount of taxable income it generates in future periods and, as a result, certain of the Company’s NOL carryforwards and other tax attributes may expire before it can generate sufficient taxable income to use them in full. In addition, the Company’s ability to use its NOL carryforwards and certain other tax attributes to offset future taxable income may be limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Potential future transactions involving the sale or issuance of our common stock may increase the possibility that the Company will experience a future “ownership change” under Section 382. Such transactions may include the issuance of our common stock for cash, the conversion of any future convertible debt, the repurchase of any debt with the Company’s common stock, the acquisition or disposition of any stock by a stockholder owning 5% or more of the outstanding shares of our common stock, or a combination of the foregoing.

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

Agricultural products are vulnerable to adverse weather conditions, including severe rains, drought and temperature extremes, floods, and windstorms, which are quite common but difficult to predict. Agricultural products also are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality and, in extreme cases, entire harvests may be lost. Additionally, as of December 31, 2025, because approximately 72% of our inventory was concentrated in one geographical area by co-manufacturing and third-party logistics partners, adverse weather, or natural disasters, including fires, earthquakes, winter storms, droughts, or volcanic events could result in significant costs and meaningfully reduce our capacity to fulfill orders and maintain normal business operations. These factors may result in lower sales volume and increased costs due increased costs of products. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of products from alternative areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations, and financial condition.

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

Many of our customers are individuals that buy from us under purchase orders, and we generally do not have long-term agreements with or commitments from these customers for the purchase of products. We cannot provide assurance that our customers, including customers who participate in our subscription programs, will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our customers’ sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition, or results of operations.

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
•

concerns about obesity and the health effects of specific ingredients and nutrients, such as sugar and other sweeteners, ingredients derived from genetically modified organisms (“GMOs”), gluten, grains, dairy, soybeans, nuts, oils, vitamins, fiber, and minerals; and

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

We are affected by a wide range of governmental laws and regulations. Examples of regulatory agencies influencing our operations include the USDA, the FDA, the FTC, and the EPA, among others. These agencies regulate, among other things, with respect to our products and operations:

•	design, development and manufacturing;
•	testing, labeling, content, and language of instructions for use and storage;
•	product safety and ingredients;
•	marketing, sales, and distribution;
•	record keeping procedures;
•	advertising and promotion;
•	recalls and corrective actions; and
•	product import and export.

These laws and regulations affect various aspects of our business. For example, certain food ingredient products manufactured by Laird Superfood are regulated under the FDCA, as administered by the FDA. Under the FDCA, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is generally recognized as safe, under the conditions of its intended use by qualified experts in food safety. We believe that most food ingredients in our products are generally recognized as safe. However, this status cannot be determined for some ingredients until actual formulations and uses are finalized. As a result, we may be adversely affected if the FDA determines that our food ingredient products do not meet the criteria for generally recognized as safe. Food and beverage products that contain unapproved ingredients that are not generally recognized as safe may be considered to be adulterated under the FDCA, which could result in market withdrawal or recall of such product or other enforcement actions. There is increasing government and public scrutiny on food additives and ingredients, and it is possible that the regulations governing the ingredients in our products could change, which could have a material adverse effect on our business, financial condition, and results of operations.

The regulations to which we are subject are complex and have tended to become more stringent over time. The 2025 change in presidential administration and related changes in regulatory agency personnel and policies are leading to increased uncertainty for us and other regulated industry stakeholders. Ahead of the 2025 administration change, FDA released several new regulations, guidance documents and proposed rules that the new administration may or may not adopt, some of which are or may be relevant to our business. For example, FDA proposed a rule on January 16, 2025, that would require certain nutrition information to be included on front-of-package on majority of food products if finalized. In addition to compliance costs associated with understanding the requirements and revising labeling, implementing this rule could adversely affect our consumer perception of our products, reputation, and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

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

Risks Relating to the Ownership of Our Common Stock

Sales of substantial amounts of shares of our common stock, including shares issuable upon conversion of the Series A Preferred Stock, could depress our stock price.

Our historic stockholders may decide to reduce their investment in our Company as a result of the changes to our business in connection with the Navitas Acquisition. These sales of our common stock (or the perception that these sales may occur) could have the effect of depressing the market price for our common stock. In addition, our financial position may differ from our financial position before the completion of the Transactions, and our results of operations and/or cash flows may be affected by factors different from those currently affecting our results of operations and/or cash flows, all of which could adversely affect the market price of our common stock. Furthermore, the stock market generally, and our common stock specifically, have experienced significant price and volume fluctuations recently, which, if such fluctuations continue to occur, could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

Based on the number of shares of common stock outstanding as of March 23, 2026, following the issuance of the Initial Shares, Nexus holds Series A Preferred Stock convertible into 56.2% of the Company’s issued and outstanding common stock (or 73.9% of the Company’s issued and outstanding common stock assuming the issuance of the Additional Shares). As a holder of Series A Preferred Stock, Nexus generally has voting rights as set forth in the Certificate of Designation of the Series A Preferred Stock (the “Certificate of Designation”). The Series A Preferred Stock is convertible, at the option of the holder, into shares of common stock at a fixed conversion price of $3.57, subject to certain customary anti-dilution adjustments. In addition, on March 12, 2026, we entered into a Registration Rights Agreement with Nexus (the “Registration Rights Agreement”), pursuant to which, among other things, we are obligated to use our reasonable best efforts to prepare and file a registration statement registering the resale of the Conversion Shares. Once registered, the Conversion Shares held by Nexus generally will not require further registration under the Securities Act, provided, however, because Nexus is deemed to be our affiliate for purposes of the Securities Act of 1933 (the “Securities Act”), its sales of common stock issuable upon conversion of the Series A Preferred Stock will be subject to the resale restrictions of Rule 144 under the Securities Act. Any such sale (or the perception that any such a sale may occur), coupled with the increase in the outstanding number of shares of our common stock following the conversion of the Series A Preferred Stock upon transfer, may affect the market for, and the market price of, shares of common stock in an adverse manner.

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

As a public company, we may incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE American and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors (the “Board”) to defend against a takeover attempt;
•	providing that vacancies on our Board, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by shareholders;
•	advance notice procedures, which may apply for shareholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders;
•	no authorization of cumulative voting, which limits the ability of minority shareholders to elect director candidates;
•	certain amendments to our articles of incorporation require the approval of two-thirds of the then outstanding voting power of our capital stock;
•	our articles of incorporation requires the approval of two-thirds of the then outstanding voting power of our capital stock for shareholders to adopt, amend, alter, or repeal our bylaws, or to adopt any provision inconsistent with our bylaws;
•	a prohibition on shareholder action by written consent, which means that our shareholders will only be able to take action at a meeting of shareholders; and
•	preventing shareholders from calling special meetings.

In addition, we are subject to Nevada’s Combination with Interested Shareholders Statute (Nevada Revised Statutes 74.411 - 74.444), which prohibits an interested stockholder from entering into a combination with the corporation, unless certain conditions are met. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of our company to first negotiate with our Board. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline. Additionally, Nexus has consent rights over certain corporate actions. For more information, see the risk factor titled “Nexus has certain limited consent rights that could prevent us from taking certain corporate actions.”

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

Our Chief Executive Officer and other members of our senior management, as appropriate, provide oversight and monitoring of these third parties, who provide regular reports to management. Management provides periodic reports to our Board as a whole, who are ultimately responsible for the oversight of risks from cybersecurity threats which include updates on the Company’s cyber risks, the status of projects to strengthen our information security systems, assessments of the information security program, the emerging threat landscape, and any recommendations for additional internal controls, systems, or insurance coverage for board approval.

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

We assess materiality of cybersecurity incidents based on the type of breach, whether any information was accessed, the nature of the information accessed, and the potential for business interruption. As of the date of this report, we are not aware of any material incidents from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

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

Holders

As of March 23, 2026, there were 35 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2025 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2025.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Form 10-K.

Overview

Laird Superfood develops and markets great-tasting, high-quality food and beverage products designed to support health, convenience, and everyday use. Our product portfolio emphasizes natural ingredients, nutrient density, and functional attributes, and includes offerings that incorporate adaptogens and other functional ingredients commonly associated with supporting stress management, energy, mental focus, and overall wellness. Our primary products include: (i) coffee creamers, (ii) coffee, tea, and hot chocolate products, (iii) hydration and beverage enhancing products, and (iv) snacks and other food items. Following the Navitas Acquisition, our products now also include healthy baking products, wellness staples and functional snacks. Over the long term, we seek to build a widely recognized superfood brand grounded in authenticity, functionality, and a commitment to supporting a healthy and sustainable future for consumers and the environment. We generate revenue through two channels: e-commerce and wholesale.

Our e-commerce channel consists of (i) our Direct-to-consumer (“DTC”) business, which includes sales through lairdsuperfood.com and pickybars.com, and (ii) Amazon. For the years ended December 31, 2025 and 2024, the e-commerce channel made up 50% and 59% of our net sales, respectively. Our websites offer an authentic brand experience for our consumers that drive engagement through educational content. These platforms also provide us with direct consumer feedback for future product development. We view our proprietary database of customers ordering directly from our website as a strategic asset as it enhances our ability to develop long-term relationships with these customers. We believe the content on our websites allows Laird Superfood to educate our consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat customers and subscribers, as evidenced by the fact that repeat customers and subscribers account for over 80% of DTC sales for the years ended December 31, 2025 and 2024.

Net sales increased to 15% to $49.9 million for the year ended December 31, 2025, from $43.3 million for the year ended December 31, 2024. Wholesale net sales the year ended December 31, 2025 increased by 41% compared to the same period in 2024 driven by velocity improvement and distribution expansion in grocery, as well as more efficient promotional spend. E-commerce channel sales for 2025 decreased by 3% year over year driven by softness in sales through our websites, offset in part by growth of sales through Amazon.

For the years ended December 31, 2025 and 2024, wholesale channel sales made up 50% and 41% of our net sales, respectively. Laird Superfood products are sold through various retail outlets, including conventional, natural and specialty grocery, and club. The diversity of our retail outlets represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

Recent Developments

The Navitas Acquisition

On March 12, 2026 (the “Closing Date”), we completed the acquisition of Navitas LLC, a Delaware limited liability company (“Navitas”), pursuant to that certain securities purchase agreement, dated December 21, 2025 (the “Acquisition Agreement”) by and among the Company, Encore Consumer Capital Fund II, LP (“Encore”), The Ira and Joanna Haber Family Trust, Dated October 5, 2015 (the “Haber Family Trust”), and Advantage Capital Agribusiness Partners, L.P. (“Advantage Capital,” together with Encore and the Haber Family Trust, the “Sellers”). Pursuant to the terms of the Acquisition Agreement, following the receipt of approval from our stockholders, we acquired (i) all of the issued and outstanding units of Navitas  from the Sellers and (ii) all of the issued and outstanding capital stock of Global Superfoods Corp. (“GSC”), from Encore for a purchase price of $38.5 million in cash, subject to customary purchase price adjustments, including a working capital adjustment (the “Navitas Acquisition”). GSC is a holding company with no operations whose purpose is to hold units of Navitas.

The Nexus Investment

On the Closing Date and concurrently with the closing of the Navitas Acquisition, we completed the transactions contemplated by that certain investment agreement, dated December 21, 2025 (the “Investment Agreement”), entered into by and among the Company, Gateway Superfood NSSIII Investment, LLC (“Gateway III”), and Gateway Superfood NSSIV Investment, LLC (“Gateway IV” and together with Gateway III, the “Investor”), with the Investor being an affiliate of Nexus Capital Management LP (“Nexus”), pursuant to which the Investor purchased an aggregate of 50,000 initial shares (the “Initial Shares”) of Series A Preferred Stock (“Series A Preferred Stock”) at a purchase price of $1,000 per share for gross proceeds of $50.0 million at closing (the “Nexus Investment”). The net proceeds from the Nexus Investment were subsequently used to complete the transactions contemplated by the Acquisition Agreement (the Nexus Investment together with the Navitas Acquisition, the “Transactions”). For additional information regarding the Investment Agreement, see the information under the heading “Liquidity and Capital Resources.”

Board Appointments

We approved changes to our Board in connection with the Transactions. As of the Closing Date, the number of directors serving on the Board was increased to nine, and we appointed Doug Behrens, Michael Cohen, Kayla Dean Obia, and Kristin Patrick as representatives nominated by Nexus (the “Nexus Designees”), with Grant LaMontagne remaining on the Board and being considered the fifth Nexus Designee. In the future, the number of Nexus Representatives will adjust proportionately to Nexus’s ownership thresholds, subject to applicable law and stock exchange rules.

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

Results of Operations

Comparison of the years ended December 31, 2025 (“FY2025”) and December 31, 2024 (“FY2024”)

The following table sets forth our results of operations for FY2025 and FY2024, and the percentage increase or decrease between the years presented:

	Year Ended December 31,		$	Percent
	2025	2024	Change	Change
Sales, net	$49,889,286	$43,295,137	$6,594,149	15%
Cost of goods sold	(30,978,702)	(25,607,556)	(5,371,146)	21%
Gross profit	18,910,584	17,687,581	1,223,003	7%
Gross margin	37.9%	40.9%
General and administrative	10,226,645	9,299,009	927,636	10%
Sales and marketing	12,098,039	10,561,664	1,536,375	15%
Total operating expenses	22,324,684	19,860,673	2,464,011	12%
Operating loss	(3,414,100)	(2,173,092)	(1,241,008)	57%
Other income	182,635	413,255	(230,620)	(56)%
Loss before income taxes	(3,231,465)	(1,759,837)	(1,471,628)	84%
Income tax expense	(20,746)	(60,324)	39,578	(66)%
Net loss	$(3,252,211)	$(1,820,161)	$(1,432,050)	79%

	Year Ended December 31,		$	Percent
	2025	2024	Change	Change
Sales, net	$49,889,286	$43,295,137	$6,594,149	15%

The increase in net sales in FY2025 was led by wholesale channel growth of 41% from FY2024, driven primarily by distribution expansion and velocity improvements in grocery and club. This was partially offset by softness in the DTC channel driven by lower new customer sales.

	Year Ended December 31,		$	Percent
	2025	2024	Change	Change
Cost of goods sold	$(30,978,702)	$(25,607,556)	$(5,371,146)	21%

The increase in cost of goods sold in FY2025 was driven by growth in sales volume, as well as inflationary product costs and tariff costs.

	Year Ended December 31,		$	Percent
	2025	2024	Change	Change
Gross profit	$18,910,584	$17,687,581	$1,223,003	7%

Gross margin contracted to 37.9% in FY2025 from 40.9% in FY2024. The increase in gross profit in FY2025 was driven by sales volume growth, offset in part by increased procurement costs related to commodity cost inflation and tariffs which drove the gross margin contraction.

	Year Ended December 31,		$	Percent
	2025	2024	Change	Change
Operating expenses
General and administrative	$10,226,645	$9,299,009	$927,636	10%
Sales and marketing	12,098,039	10,561,664	1,536,375	15%
Total operating expenses	$22,324,684	$19,860,673	$2,464,011	12%

General and administrative expense in FY2025 increased from FY2024 primarily driven by $0.7 million impairment charges related to long-lived intangible assets and $1.1 million of professional fees incurred in connection with the Navitas Acquisition. These increases were partially offset by reductions in ongoing general and administrative expenses, including insurance, dues and subscription fees, and professional fees relating to matters other than the Navitas Acquisition.

Sales and marketing expense in FY2025 increased from FY2024 driven primarily by increased investments in paid medial, advertising, and retail marketing initiatives, and, to a lesser extent, by higher selling fees resulting from increased sales volume.

	Year Ended December 31,		$	Percent
	2025	2024	Change	Change
Other income	$182,635	$413,255	$(230,620)	(56)%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The decrease in FY2025 as compared to FY2024 was primarily driven by declining interest rates and lower average cash balances held in our interest-bearing cash accounts.

	Year Ended December 31,		$	Percent
	2025	2024	Change	Change
Income tax expense	$(20,746)	$(60,324)	$39,578	(66)%

Income tax expense consists of state and local income taxes. We owed no federal income taxes during FY2025 or FY2024, and we do not expect to pay federal income taxes in the near future due to our federal net operating loss carryforwards.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
Cash flows provided by (used in):	2025	2024
Operating activities	$(2,785,416)	$865,502
Investing activities	(76,455)	(24,776)
Financing activities	(331,681)	(33,380)
Net change in cash, cash equivalents, and restricted cash	$(3,193,552)	$807,346

Cash flows used in operating activities in FY2025 were working capital driven; accounts receivable increased driven by the timing of large customer shipments at the end of the year which were collected in the first quarter of 2026, and inventory increased due to strategic investment early in the year to avoid anticipated tariff costs.

Cash used in investing activities consisted of purchases of property, plant, and equipment in FY2025 and FY2024.

Cash used in financing activities increased in fiscal year 2025 compared to fiscal year 2024 driven by increased payroll taxes withheld on net stock issuances. These net issuance withholdings, in both years, were offset in part by cash collected from stock option exercises, and fiscal year 2024 also included stock issuance costs incurred in connection with a Registration Statement on Form S-3 that was filed in FY2024.

Liquidity and Capital Resources

As of December 31, 2025, we had incurred accumulated net losses of $111.4 million, including operating losses of $3.4 million and $2.2 million for FY2025 and FY2024, respectively. We may incur additional operating losses as we execute our strategy to invest in the growth of our business, reinvesting any incremental profit into future top-line sales growth while holding cash reserves largely flat. We will continue to seek opportunities to optimize spending, expand gross margins, and free up cash flow through efficient working capital management. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering, our prior lines of credit, term loans, and from our core operating activities. Our historical uses of cash have primarily consisted of cash used in operating activities and working capital needs.

As of December 31, 2025 and December 31, 2024, we had $5.3 million and $8.5 million, respectively, of cash-on-hand. We had total net working capital of $11.1 million and $12.0 million as of December 31, 2025 and 2024, respectively. We are party to the Factoring Agreement, pursuant to which we agreed to sell certain trade accounts receivable to the Purchaser from time to time. The Factoring Agreement provides for the Company to have access to up to $2.0 million on a revolving basis, measured by the aggregate amount advanced for the unpaid balance of all Purchased Accounts from time to time. The proceeds from the Factoring Agreement will be used to fund general working capital needs. As of December 31, 2025, we had access to $2.0 million of advances under the Factoring Agreement, of which none had been utilized.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our product platforms, and the introduction of new products, and acquisition activity. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:

•

The Company has a lease arrangement for corporate office space. As of December 31, 2025, the Company had fixed lease obligations of $0.2 million, of which $0.1 million is payable within the next twelve months.

•	As of December 31, 2025, $7.6 million of current liabilities were accrued related to short-term operating activities and personnel costs, excluding the current lease obligation mentioned above.
•

Advertising and marketing expenditures were $7.7 million in FY2025 and $6.7 million in FY2024. While we expect to continue to invest in these activities as part of the strategic expansion of sales volume, we will continue to optimize our marketing investments to reflect strategic shifts in spending and to improve the efficacy of future customer acquisition costs.

•	The prices of various commodities, such as coffee and coconut, have increased in the last twelve months. These inflationary pressures have impacted our working capital and our margins. Should this trend continue, our margins could be further impacted.
•	In the third quarter of 2025, we decided that we will be discontinuing the Picky Bars brand in the second quarter of 2026, in order to re-deploy our monetary and human capital into growing the Laird Superfood brand. In connection with this decision, we recognized impairment charges of $0.7 million in the year ended December 31, 2025. While we have plans to re-deploy our investment dollars into the Laird Superfood brand and do not expect the discontinuation to have a material impact on our long-term results, we expect future sales of Picky Bars products will decline.

Following fiscal year end, on March 12, 2026, we completed the Transactions, pursuant to which (i) the Investor purchased the Initial Shares of Series A Preferred Stock at a purchase price of $1,000 per share for gross proceeds of $50.0 million at closing and (ii) the Company acquired Navitas for a purchase price of $38.5 million in cash, subject to customary purchase price adjustments, including a working capital adjustment. Pursuant to the Investment Agreement, the Company has the option, following the Closing Date until 270 days following the Closing Date (or, if on such 270th day the Company is engaged in discussions with one or more counterparties regarding a potential acquisition or other strategic transaction, 360 days), to require the Investor to purchase up to an aggregate of 60,000 additional shares of Series A Preferred Stock (the issuance of the Initial Shares and the Additional Shares, the “Preferred Stock Issuance”) at $1,000 per share, provided that any funding of Additional Shares must be for a minimum of $25.0 million and be used to fund substantially concurrent strategic transactions approved by a majority of the disinterested directors of the Board.

Among other things, the Transactions allow for opportunistic expansion of the Company’s product portfolio through potential strategic alternatives available to the Company, including potential mergers or acquisitions of other assets or entities that are synergistic to our business, and for increased financing opportunities, as the amount of the Company’s assets available to be used as collateral for future financing arrangements would be increased.

We continue to monitor macroeconomic trends and uncertainties such inflation of commodity costs, the effects of tariffs, and the potential imposition of modified or additional tariffs, which may have adverse effects on net sales and margins. As a result of the tariffs announced by the U.S. presidential administration, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we have experienced some commodity cost volatility and anticipate that there could be increased supply chain challenges and consumer and economic uncertainty due to rapid changes in global trade policies in the future. Based on preliminary analysis of the potential effects of the announced tariffs and these other factors, we do not expect these factors to result in a material negative effect on our net sales or profitability in the near future. To date, we have elected to acquire additional inventory in advance of anticipated future tariff implementations, which has impacted our cash balances as of December 31, 2025, but which is not expected to meaningfully impact our cash balances long-term. However, we are continuing to evaluate these factors and their potential effects as well as our ability to potentially offset all or a portion of cost increases through pricing actions and cost savings efforts for fiscal year 2026 planning. Economic pressures on customers and consumers, including the challenges of high inflation and the effects of increased tariffs, may negatively affect our net sales and profitability in the future.

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

We have no significant unused sources of liquid assets outside of our working capital, aside from any potential future proceeds from the issuance of the Additional Shares following the Nexus Investment.

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

Revenue Recognition

We recognize revenue for the sale of our product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale. Revenue is measured by the transaction price, which is defined as the amount of consideration we expect to receive in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes consumer incentives, trade promotions, and allowances, such as coupons, discounts, rebates, incentives, cooperative advertising, and other programs. Variable consideration related to these programs is recorded as a reduction to revenue based on amounts that we expect to pay. The Company’s contracts with customers typically require payment either in advance of the transfer of goods or services or within customary commercial timeframes following invoicing. As a result, the period between performance and payment is not significant, and the Company has concluded that its contracts do not contain a significant financing component.

The transaction price contains estimates of known or expected variable consideration, including whether the variable consideration is constrained. We base these estimates on current performance, historical utilization, and projected redemption rates of each program. We review and update these estimates regularly until the incentives or product returns are realized, and the impact of any adjustments are recognized in the period the adjustments are identified.

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

Recent Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 1 to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Laird Superfood, Inc

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Laird Superfood, Inc. and subsidiary (the Company) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition for the wholesale channel at or near year end

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company recognizes revenue for the sale of its products at the point in time when its performance obligation has been satisfied and control of the product has transferred to the customer, which generally occurs upon shipment or delivery to the customer based on the terms of sale. For the year ended December 31, 2025, the Company recorded $49,889,286 of total net sales, of which $24,961,486 related to the wholesale channel.

We identified the evaluation of revenue recognition for the wholesale channel at or near year end as a critical audit matter. Specifically, subjective auditor judgment was required to evaluate the proper timing and accuracy of revenue recognition for the wholesale channel due to the volume of transactions at or near year end and the nature of the underlying terms of the contract with the customer.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control over the timing of revenue recognition for wholesale channel customers at or near year end, which included the identification of when the transfer of control occurred based on the terms in the customer contract. For a selection of wholesale channel revenue transactions at or near year end, we (1) assessed the accounting for consistency with the Company’s accounting policies, including timing of revenue recognition; and (2) compared the timing and amount of revenue recognized for consistency with underlying source documents, including customer contracts and shipping documents.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Denver, Colorado
March 30, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Laird Superfood, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Laird Superfood, Inc (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

Portland, Oregon

February 26, 2025

We served as the Company’s auditor between 2018 and 2025.

LAIRD SUPERFOOD, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2025	December 31, 2024
Assets
Current assets
Cash, cash equivalents, and restricted cash	$5,320,600	$8,514,152
Accounts receivable, net	3,899,205	1,762,911
Inventory	7,782,169	5,975,676
Prepaid expenses and other current assets	1,838,683	1,713,889
Total current assets	18,840,657	17,966,628
Property and equipment, net	41,203	58,447
Intangible assets, net	75,000	896,123
Related party license agreements	132,100	132,100
Right-of-use assets	128,877	205,703
Total assets	$19,217,837	$19,259,001
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,094,579	$2,137,760
Accrued expenses	4,458,096	3,642,998
Related party liabilities	46,500	34,947
Lease liabilities, current portion	109,145	105,966
Total current liabilities	7,708,320	5,921,671
Lease liabilities	46,730	140,464
Total liabilities	7,755,050	6,062,135
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized at December 31, 2025 and December 31, 2024; 11,071,096 and 10,694,765 issued and outstanding at December 31, 2025, respectively; and 10,668,705 and 10,292,374 issued and outstanding at December 31, 2024, respectively.	10,695	10,292
Additional paid-in capital	122,822,613	121,304,884
Accumulated deficit	(111,370,521)	(108,118,310)
Total stockholders’ equity	11,462,787	13,196,866
Total liabilities and stockholders’ equity	$19,217,837	$19,259,001

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2025	2024
Sales, net	$49,889,286	$43,295,137
Cost of goods sold	(30,978,702)	(25,607,556)
Gross profit	18,910,584	17,687,581
General and administrative
Salaries, wages, and benefits	4,456,236	4,367,976
Other general and administrative	5,770,409	4,931,033
Total general and administrative expenses	10,226,645	9,299,009
Sales and marketing
Marketing and advertising	7,436,124	6,484,611
Selling	4,352,110	3,825,992
Related party marketing agreements	309,805	251,061
Total sales and marketing expenses	12,098,039	10,561,664
Total operating expenses	22,324,684	19,860,673
Operating loss	(3,414,100)	(2,173,092)
Other income	182,635	413,255
Loss before income taxes	(3,231,465)	(1,759,837)
Income tax expense	(20,746)	(60,324)
Net loss	$(3,252,211)	$(1,820,161)
Net loss per share:
Basic and diluted	$(0.31)	$(0.18)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	10,554,211	9,946,733

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, January 1, 2024	9,383,622	$9,384	$119,701,384	$(106,298,149)	$13,412,619
Stock-based compensation	—	—	1,637,788	—	1,637,788
Common stock issuances, net of taxes	695,145	696	(71,622)	—	(70,926)
Common stock issuance costs	—	—	(57,475)	—	(57,475)
Stock options exercised	213,607	212	94,809	—	95,021
Net loss	—	—	—	(1,820,161)	(1,820,161)
Balances, December 31, 2024	10,292,374	10,292	121,304,884	(108,118,310)	13,196,866
Stock-based compensation	—	—	1,883,513	—	1,883,513
Common stock issuances, net of taxes	317,398	318	(386,269)	—	(385,951)
Stock options exercised	84,993	85	20,485	—	20,570
Net loss	—	—	—	(3,252,211)	(3,252,211)
Balances, December 31, 2025	10,694,765	$10,695	$122,822,613	$(111,370,521)	$11,462,787

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(3,252,211)	$(1,820,161)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	253,719	270,271
Stock-based compensation	1,883,513	1,637,788
Provision for inventory obsolescence	699,403	599,902
Impairment of long-lived intangible assets	661,103	—
Other operating activities, net	87,545	132,597
Changes in operating assets and liabilities:
Accounts receivable	(2,131,602)	(719,445)
Inventory	(2,505,896)	(253,019)
Prepaid expenses and other current assets	227,659	(267,463)
Operating lease liability	(105,966)	(128,426)
Accounts payable	956,819	497,867
Accrued expenses	428,945	888,612
Related party liabilities	11,553	26,979
Net cash from operating activities	(2,785,416)	865,502
Cash flows from investing activities
Purchase of property and equipment	(76,455)	(24,776)
Net cash from investing activities	(76,455)	(24,776)
Cash flows from financing activities
Common stock issuances, net of taxes	(352,251)	(70,926)
Common stock issuance costs	—	(57,475)
Stock option exercises	20,570	95,021
Net cash from financing activities	(331,681)	(33,380)
Net change in cash and cash equivalents	(3,193,552)	807,346
Cash, cash equivalents, and restricted cash, beginning of period	8,514,152	7,706,806
Cash, cash equivalents, and restricted cash, end of period	$5,320,600	$8,514,152
Supplemental disclosures of cash flow information
Cash paid for interest	$6,660	$16,027
Cash paid for income taxes	$27,470	$63,852
Supplemental disclosures of non-cash financing activities
Prepaid expenses paid for with a short-term financing arrangement included in accrued expenses	$113,936	$165,543
Deferred common stock issuance costs included in accrued expenses	$238,517	$—
Taxes withheld to cover net issuances of incentive stock awards included in accrued expenses	$33,700	$—

The accompanying notes are an integral part of these consolidated financial statements.

LAIRD SUPERFOOD, INC

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

Financial Statement Preparation

The accompanying consolidated financial statements (the “balance sheet(s),” “statement(s) of operations,” “statement(s) of stockholders’ equity,” and “statement(s) of cash flows,” collectively, the “financial statements”) include the accounts of Laird Superfood, Inc., a Nevada corporation, and its wholly owned subsidiary, Picky Bars, LLC, (collectively, the “Company,” or “Laird Superfood”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”). Operating results include the years ended December 31, 2025 and 2024.

Nature of Operations

Laird Superfood creates clean, functional foods, many of which incorporate adaptogens which may be beneficial in reducing stress, improving energy levels, enhancing mental performance, mood regulation, and immune system support. Our primary products include (i) coffee creamers, (ii) coffee, tea, and hot chocolate products, (iii) hydration and beverage enhancing products, and (iv) snacks and other food items. The Company was founded in 2015.

The Company currently operates in one reportable segment. See Note 15 for additional information regarding this single segment.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in our accompanying consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes their estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments include those related to allowances for credit losses and returns, inventory obsolescence, goodwill, intangible assets, valuation allowance for deferred taxes, variable consideration in contracts with customers, and fair value of stock-based compensation.

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

Accounts Receivable

Accounts receivable consist principally of trade receivables, which are recorded at the invoiced amount, net of allowances for credit losses. Trade receivables do not bear interest. Receivables are considered past due or delinquent according to contract terms. Management monitors outstanding balances and writes off accounts receivable as they are determined uncollectible. The Company provides for estimated losses on accounts receivable based on a forward-looking expected loss approach based on historical experience, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. These estimated allowances for credit losses consist of reserves for non-payment as well as outstanding balances on our factoring agreement.

The following table summarizes the components of estimated allowances for credit losses:

	December 31,	December 31,
	2025	2024
Allowance for bad debts	$15,966	$16,107
Factoring payable (receivable)	27	(1,534)
Total allowances for credit losses	$15,993	$14,573

Inventory

Inventory is stated at the lower of cost or net realizable value and approximate costs determined on the first-in first-out basis and consists primarily of raw materials, packaging, and finished goods, which include co-packing fees, indirect labor and allocable overhead. All of the Company's inventory is produced by third-party co-manufacturers.

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

Leases

In accordance with ASC 842, Leases (“ASC 842”), the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We categorize leases at their inception as either operating, finance, or short-term leases and determine if an arrangement contains an embedded lease. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and, thereafter, if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. Lease agreements effective during the years ended December 31, 2025 and 2024 cover, or covered, office space, and vehicles. All of our long-term leases are operating leases. Operating leases are included in right-of-use assets, current lease liabilities, and long-term lease liabilities in our consolidated balance sheets.

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

Cost of Goods Sold

Cost of goods sold includes the cost of products purchased, packaging, co-packers’ tolling fees, inbound and outbound freight costs, indirect labor, third party labor to store and ship our products, and overhead costs incurred in the storage and distribution of products sold in the period.

Shipping and Handling

Costs of shipping and handling related to sales revenue are included in cost of goods sold. Shipping and handling costs totaled $5,341,523 and $5,189,469 for the years ended December 31, 2025 and 2024, respectively. Income generated from shipping costs billed through to customers was included in Sales, net in the consolidated statements of operations. Shipping income totaled $489,352 and $506,732 for the years ended December 31, 2025 and 2024, respectively.

Research and Product Development

Amounts spent on research and development activities are expensed as incurred and are included in general and administrative expenses on the consolidated statements of operations. Research and product development expenses were $329,814 and $114,144 for the years ended December 31, 2025 and 2024, respectively.

Marketing and advertising

Marketing and advertising costs are expensed when incurred.

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

Stock Incentive Plan

The compensation cost relating to share-based payment transactions is recognized in the consolidated financial statements. The cost is measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost for all employee stock awards is calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for all consultant stock awards is calculated and recognized over the consultant’s service period based on the grant date fair value of the equity or liability instruments issued. Upon exercise of stock option awards or vesting of restricted stock units (“RSUs”) and market-based stock units (“MSUs”), recipients are issued shares of common stock. Upon the grant date restricted stock awards (“RSAs”), recipients are issued restricted shares of common stock, for which the restriction is lifted upon vesting of the award. Pre-vesting forfeitures result in the reversal of all compensation cost as of the date of termination; post-vesting cancellation does not.

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

Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) plan”) for all employees 18 years of age or older. Employee contributions may be made on a before-tax basis, limited by Internal Revenue Service regulations. Contributions of $124,369 and $136,074 were remitted during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there were $190,949 and $129,301 of employer 401(k) contribution liabilities, respectively, included in accrued expenses on the consolidated balance sheets.

Commitments and Contingencies

We may be subject to contingencies arising in the ordinary course of business, such as product liability and other product-related litigation, commercial litigation, environmental claims and proceedings, government investigations and guarantees and indemnifications. In assessing contingencies related to legal and environmental proceedings that are pending against the Company, or unasserted claims that are probable of being asserted, we record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, we accrue that amount. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, we accrue the lowest amount in the range. We record anticipated recoveries under existing insurance contracts when recovery is assured. Any legal fees incurred in connection with the resolution of a contingency are expensed as incurred.

In connection with the Navitas Acquisition, the Company has accrued $0.7 million as of December 31, 2025 for professional fees incurred through year-end. The engagement is ongoing and is expected to conclude in March 2026. The Company expects to recognize approximately $0.3 million of additional fees in Q1 2026, representing the remainder of its maximum accepted obligation of $1.0 million for services performed in Q1 2026. In March 2026, the third-party service provider submitted invoices totaling approximately $1.8 million for services rendered from November 2025 through February 2026; additional fees for March 2026 services have not yet been invoiced. The Company has communicated that it will not pay more than $1.0 million in total for this engagement and is disputing all amounts in excess of that threshold, with negotiations ongoing. The Company does not believe payment in excess of $1.0 million is probable and believes that the accrual at December 31, 2025 is appropriate; however, the ultimate resolution is uncertain. Based on invoices received to date, the reasonably possible additional loss above the Company's maximum accepted obligation is at least $0.8 million; this amount is expected to increase upon receipt of the March 2026 invoice.

Reclassifications

Certain amounts presented in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, total assets, total liabilities, or shareholders’ equity.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025, and were applied prospectively. See Note 9 for further information on our income taxes.

Recently Issued Accounting Pronouncements

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

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$5,106,093	$8,339,918
Restricted cash	214,507	174,234
Total cash, cash equivalents, and restricted cash	$5,320,600	$8,514,152

Amounts in restricted cash represent those that are required to be set aside by contractual agreements which either require the Company to utilize the funds only for specific, contractually identified purposes, or are restricted to collateralize borrowings against company credit cards.

Cash, cash equivalents, and restricted cash balances that exceeded the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurable limits as of December 31, 2025 and December 31, 2024 totaled $4,488,163 and $7,621,392, respectively. The Company has never experienced any losses related to these balances. The Company’s cash, cash equivalents, and restricted cash are with what the Company believes to be high-quality financial institutions and considers the risks associated with these funds in excess of FDIC and SIPC insurable limits to be low.

3.	Inventory

The following table presents the components of inventory, net of reserves:

	December 31,	December 31,
	2025	2024
Raw materials and packaging	$4,278,451	$3,049,399
Finished goods	3,503,718	2,926,277
Total Inventory	$7,782,169	$5,975,676

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessment, which are charged to cost of goods sold. For the years ended December 31, 2025 and 2024, the Company recorded $699,403 and $599,902, respectively, of costs related to the disposal of and reserve for excess, obsolete, and discontinued inventories included in costs of goods sold.

4.	Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets:

	December 31,	December 31,
	2025	2024
Prepaid expenses	$679,262	$568,549
Prepaid inventory	492,229	871,406
Deposits	382,521	222,483
Other current assets	284,671	51,451
Prepaid expenses and other current assets	$1,838,683	$1,713,889

5.	Property and Equipment, Net

Property and equipment, net was comprised of the following:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Furniture and office equipment	$275,539	$(243,035)	$32,504	$199,085	$(155,437)	$43,648
Leasehold improvements	21,261	(12,562)	8,699	21,261	(6,462)	14,799
	$296,800	$(255,597)	$41,203	$220,346	$(161,899)	$58,447

For the years ended December 31, 2025 and 2024, depreciation expense was $93,699 and $81,163, respectively.

6.	Intangible Assets

Intangible Assets, net is composed of the following:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names (10 years)	$60,000	$(22,500)	$37,500	$890,827	$(213,798)	$677,029
Recipes (10 years)	60,000	$(22,500)	37,500	330,000	(121,000)	209,000
Other intangible assets (3 years)	131,708	(131,708)	—	211,708	(201,614)	10,094
Definite-lived intangible assets	251,708	(176,708)	75,000	1,432,535	(536,412)	896,123
Licensing agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$383,808	$(176,708)	$207,100	$1,564,635	$(536,412)	$1,028,223

The weighted-average remaining useful life of all the Company’s intangible assets is 0.4 years.

For the years ended December 31, 2025 and 2024, amortization expense was $160,020 and $189,108, respectively.

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

During the third quarter of 2025, the Company identified a triggering event related to the Picky Bars long-lived asset group (‘‘the asset group’’) related to a decision to discontinue the Picky Bars brand in the second quarter of 2026, in order to re-direct the Company’s investment into the Laird Superfood brand. As a result, the Company evaluated the recoverability of the asset group as of  September 30, 2025. The estimated undiscounted future cash flows generated by the asset group were less than the carrying amount, indicating that the asset group was not recoverable. The Company performed a quantitative analysis on the Company’s estimates of the fair values of the asset group which exceeded their carrying values, indicating that the asset group was impaired. In the year ended  December 31, 2025, the Company recorded impairment charges of $661,103, net of accumulated amortization, in general and administrative expenses on the consolidated statements of operations, which was allocated to acquired trade names and recipes. The amortization on the impaired fair value was accelerated for the expected life of the assets, ending in the second quarter of 2026. There were no impairment charges in the year ended December 31, 2024.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to ten years. The estimated amortization expense for each of the next five years and thereafter is as follows:

2026	75,000
Total	$75,000

Indefinite Lived Intangible Assets

On August 3, 2015, the Company entered into a license agreement with the Company’s co-founder Laird Hamilton (the “LH License”). The LH License stated Laird Hamilton’s contribution to the Company was in the form of intellectual property, granting the Company the right to use Laird Hamilton’s name and likeness. This contribution, which was reported on the consolidated balance sheets as of December 31, 2025 and 2024, was valued at $132,000 and satisfied with the issuance of 660,000 shares of common stock. The Company has determined that the intangible asset associated with the LH License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

On May 2, 2018, the Company entered into a license agreement with Gabrielle Reece, who is married to Mr. Hamilton (the “GR License”). Pursuant to the GR License, Ms. Reece granted the Company rights to her name, signature, voice, picture, image, likeness, and biographical information commencing on July 1, 2015. This contribution, which is reported on the consolidated balance sheets as of December 31, 2025 and 2024, was valued at $100 based on the consideration exchanged. The Company has determined that the intangible asset associated with the GR License has an indefinite life, as there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company.

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

7.	Accrued Expenses

The following table presents the components of accrued expenses:

	December 31,	December 31,
	2025	2024
Accrued compensation and benefits	$1,475,709	$1,993,008
Accrued accounts payable	2,520,014	1,082,789
Other accrued expenses	462,373	567,201
Accrued expenses	$4,458,096	$3,642,998

8.	Leases

Lessee

The Company assumed an operating lease in the acquisition of Picky Bars, LLC on May 3, 2021. The initial lease term was 62 months. The lease was terminated, without penalty, effective October 31, 2024.

The Company entered into a sublease agreement with Somatic Experiencing Trauma Institute with a commencement date of January 1, 2023, for a 5,257 square foot office space in Boulder, Colorado which serves as the Company’s new headquarters. This lease will expire on July 1, 2027.

The components of lease expense were as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Operating leases
Operating lease cost	$92,237	$142,321
Variable lease cost	—	19,504
Operating lease expense	92,237	161,825
Short-term lease rent expense	502,865	317,792
Total rent expense	$595,102	$479,617

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term – operating leases (in years)	1.5	2.5
Weighted-average discount rate – operating leases	7.50%	7.50%

As of December 31, 2025, future minimum payments during the next two years are as follows:

2026	109,145
2027	56,210
Total	165,355
Less imputed interest	(9,480)
Operating lease liabilities	$155,875

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

The components of rental income were as follows:

Year Ended
December 31, 2024
Operating leases
Operating lease income	$46,849
Variable lease income	17,722
Total rental income	$64,571

9.	Income Taxes

The Company had a tax net loss for the years ended December 31, 2025 and 2024 and therefore has recorded no assessment of current federal income taxes. The Company is subject to minimum state taxes for various jurisdictions as well as subject to franchise taxes considered income taxes under ASC 740, Income Taxes. A reconciliation of income tax expense at the federal statutory rate to the income tax provision at the Company’s effective rate is as follows:

Effective Tax Rate

The following table disaggregates the Company’s effective tax rate, on a prospective basis, for the year ended December 31, 2025:

	Year Ended
	December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$671,613	21%
State and local income taxes, net of federal income tax effect (1)	66,025	2%
Foreign tax effects	—	0%
Effects of changes in tax laws or rates enacted in the current period	—	0%
Effect of cross-border tax laws	—	0%
Tax credits	—	0%
Changes in valuation allowances - federal	(773,161)	(24%)
Nontaxable or nondeductible items
Stock compensation: RSU windfall	177,207	6%
Stock compensation: PSU windfall	—	0%
Capitalized stock acquisition costs	(195,900)	(6%)
Other	6,606	0%
Changes in unrecognized tax benefits	—	0%
Other adjustments	26,864	1%
Effective tax rate	$(20,746)	(1%)
(1) State taxes in Texas and Oregon made up the majority (greater than 50 percent) of the tax effect in this category.

The following table disaggregates the Company’s effective tax rate by municipality, on a prospective basis, for the year ended December 31, 2025:

Year Ended
December 31, 2025
U.S. Federal Income tax statutory rate	0%
State and local income and franchise taxes	(1%)
Foreign income tax statutory rate	0%
Effective tax rate	(1%)

The following table presents the Company’s effective tax rate for the year ended December 31, 2024:

December 31, 2024
Income tax benefit at statutory rates	$333,560
Valuation allowance for deferred tax assets	(424,218)
Stock-based compensation	367,824
Fixed assets	(187,429)
Other	(150,061)
Reported income tax expense	$(60,324)
Effective tax rate:	-3%

Income Taxes Paid

The following table presents cash paid for income taxes disaggregated by foreign, domestic, and state taxes, on a prospective basis, for the year ended December 31, 2025:

Year Ended
December 31, 2025
Federal	$—
State	27,470
Foreign	—
Total income taxes paid (net of refunds received)	27,470

The following table presents cash paid for income taxes in the following jurisdictions that exceeded 5 percent of total income taxes paid (net of refunds), on a prospective basis, for the year ended December 31, 2025:

Year Ended
December 31, 2025
Texas	$14,500
Oregon	11,012

As of December 31, 2025, the Company did not provide a current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has reported cumulative losses since inception. The Company has recorded a provision for state income taxes and a corresponding current state income tax payable of approximately $3,028 and $9,306 as of December 31, 2025 and 2024, respectively.

Deferred Taxes

The Company’s deferred tax assets and liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$21,799,888	$21,368,607
Intangible assets	1,982,705	2,115,891
Property and equipment	529,577	618,260
Accrued expenses	762,759	367,651
Unexercised options	1,054,163	1,132,698
Other	528,387	661,567
Total deferred tax assets	26,657,479	26,264,674
Valuation allowance	(26,657,479)	(26,264,674)
Total net deferred tax assets	$—	$—

The Company assesses its deferred tax assets and liabilities to determine if it is more likely than not, they will be realized; if not, a valuation allowance is required to be recorded. Management has determined it is more likely than not that the deferred tax assets would be realized, thus a full valuation allowance was recorded against the deferred tax assets. The Company may reduce the valuation allowance against definite-lived deferred tax assets at such a time when it becomes more likely than not that the definite-lived deferred tax assets will be realized. The change in the valuation allowance for deferred tax assets and liabilities for the years ended December 31, 2025 and 2024 were net increases of $0.4 million and $0.6 million, respectively.

Net Operating Losses

The following table presents net operating losses (“NOLs”) and other income tax carryforwards for the following periods:

	December 31, 2025	December 31, 2024
NOLs and other income tax carryforwards
Federal NOLs pre-2017 (1)	$1,868,077	$1,868,077
Federal NOLs post-2018 (2)	85,062,984	82,744,578
State NOLs (3)	59,624,294	60,941,124
Total NOLs	146,555,355	145,553,779
Credits (4)	219,488	219,488
Other carryforwards (4)	1,309,250	1,333,552
Total NOLs and other income tax carryforwards	$148,084,093	$147,106,819
(1) Can be carried forward for 20 years and which begin to expire in 2036.
(2) Can be carried forward indefinitely.
(3) Can be carried forward for between 15 and 20 years and which begin to expire in 2031.
(4) Can be carried forward for between one and five years and begin to expire in 2026.

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

Open Tax Years

As of December 31, 2025, the Company is subject to examination by U.S. federal and state taxing authorities for years that remain open under the applicable statutes of limitations.

Under the Internal Revenue Code, the Internal Revenue Service generally has three years from the later of the return’s original due date or the date the return is filed to assess additional federal income taxes. Based on this period, the Company’s U.S. federal corporate income tax returns for tax years 2022 through 2025 remain open to examination as of December 31, 2025.

The Oregon Department of Revenue applies a five‑year statute of limitations for issuing a notice of deficiency related to corporate excise and income taxes. Accordingly, the Company’s Oregon corporate income tax returns for tax years 2020 through 2025 remain open to examination.

For Texas franchise tax purposes, the Comptroller of Public Accounts generally has four years from the date a tax becomes due and payable to assess additional franchise tax. As a result, the Company’s Texas franchise tax filings for report years 2021 through 2025 remain open as of December 31, 2025,

Management believes that adequate provision has been made for any income tax uncertainties related to these open tax years. Adjustments, if any, resulting from examinations are not expected to have a material effect on the Company’s consolidated financial statements.

10.	Stock Incentive Plan

The Company adopted an incentive plan (the “2020 Plan”) on September 22, 2020, to provide for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to Company employees, employees of the Company’s affiliates, non-employee directors and certain consultants and advisors. In May 2024, the Company’s shareholders approved an amendment to the 2020 Plan to reserve an additional 1,536,742 shares for issuance. As of December 31, 2025, the Company was authorized to award 1,202,649 shares in future issuances under the 2020 Plan and 2,114,117 shares are outstanding and issuable upon vesting and exercise of outstanding options and rights. Previously, the Company had adopted its 2018 Equity Incentive Plan and 2016 Stock Incentive Plan (together with the 2020 Plan, the “Stock Incentive Plans”), under which the Company had issued stock options and RSUs. Following the effective date of the 2020 Plan, no additional awards may be made under the 2018 Equity Incentive Plan or 2016 Stock Incentive Plan. The Stock Incentive Plans were established to provide eligible individuals with an incentive to contribute to the Company’s success and to operate and manage the Company’s business in a manner that will provide for its long-term growth and profitability and that will benefit the Company’s shareholders and other stakeholders, including employees and customers. The Stock Incentive Plans are also intended to provide a means of recruiting, rewarding, and retaining key personnel.

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

The following tables summarize the Company’s stock option activity:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2025	1,630,428	$3.47	7.77	$8,770,109
Granted	—	$—	—	$—
Exercised/released (1)	(100,000)	$0.91	—	$—
Cancelled/forfeited	(44,000)	$0.73	—	$—
Balance at December 31, 2025	1,486,428	$3.73	6.66	$1,429,670
Exercisable at December 31, 2025	713,106	$6.21	5.50	$381,787

(1) Includes 15,007 shares of common stock which were used to cover the strike price in cashless net share settlements.

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Contractual	Aggregate
	Activity	(per share)	Term (years)	Intrinsic Value
Balance at January 1, 2024	1,234,778	$4.52	7.91	$30,000
Granted	799,188	$0.73	—	$—
Exercised/released (1)	(300,250)	$1.12	—	$—
Cancelled/forfeited	(103,288)	$1.61	—	$—
Balance at December 31, 2024	1,630,428	$3.47	7.77	$8,770,109
Exercisable at December 31, 2024	516,040	$7.02	5.81	$1,573,308

(1) Includes 86,643 shares of common stock which were used to cover the strike price in cashless net share settlements.

The aggregate intrinsic value in the tables above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

The total intrinsic value of options vested was $394,452 and $682,988 in the years ended December 31, 2025 and 2024, respectively. The total intrinsic value of options exercised was $450,713 and $596,943 the years ended December 31, 2025 and 2024, respectively.

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model. ASC 718, Compensation - Stock Compensation (“ASC 718”), requires the use of the fair-value-based method for measuring the value of stock-based compensation. The estimated fair value of each grant of stock options awarded during the years ended December 31, 2025 and 2024 was determined using the following assumptions:

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

2024
Weighted-average expected volatility	61.92%
Weighted-average expected term (years)	6.50
Weighted-average expected risk-free interest rate	4.27%
Dividend yield	—
Weighted-average fair value of options granted	$0.46

There were no stock options granted in the year ended December 31, 2025.

Restricted Stock Units

The following tables summarize the Company’s RSU activity:

		Weighted Average	Weighted Average
	RSU	Grant Date Fair	Remaining Vesting	Aggregate
	Activity	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2025	1,115,498	$3.85	3.26	$4,294,241
Granted	114,760	$5.88	—	$—
Exercised/released (1)	(369,366)	$4.14	—	$—
Cancelled/forfeited	(16,084)	$4.39	—	$—
Balance at December 31, 2025	844,808	$4.04	2.56	$3,408,858

(1) Includes 59,685 shares of common stock which were withheld to cover payroll taxes.

		Weighted Average	Weighted Average
	RSU	Grant Date Fair	Remaining Vesting	Aggregate
	Activity	Value (per share)	Term (years)	Fair Value
Balance at January 1, 2024	771,885	$1.77	2.18	$1,480,161
Granted	828,650	$4.43	—	$—
Exercised/released (1)	(422,471)	$1.55	—	$—
Cancelled/forfeited	(62,566)	$1.27	—	$—
Balance at December 31, 2024	1,115,498	$3.85	3.26	$4,294,241

(1) Includes 16,699 shares of common stock which were withheld to cover payroll taxes.

The Company estimates the fair value of each RSU using the fair value of the Company’s stock on the date of grant for the purposes of calculating compensation costs. The total vest date fair value of RSUs vested was $2,401,417 and $1,135,692 in the years ended December 31, 2025 and 2024, respectively.

Restricted Stock

During the year ended  December 31, 2025, the Company issued 7,717 shares of restricted stock to a contractor for services rendered, at a fair value of $7.40 per share, with a remaining vesting term of 0.57 years. The Company estimates the fair value of each share of restricted stock using the fair value of the Company’s common stock on the date of grant for the purposes of calculating compensation costs. The fair value of shares of restricted stock that were granted during the years ended  December 31, 2025 and 2024 was $57,106 and $0, respectively.

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

The total vest date fair value of MSUs vested was $1,276,000 in the year ended December 31, 2024. No MSUs were granted in the year ended December 31, 2024. There were no outstanding MSUs as of December 31, 2024.

Stock-Based Compensation

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The following tables summarize the Company’s stock-based compensation recorded as a result of applying the provisions of ASC 718 to equity awards:

	Year Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	December 31, 2025	December 31, 2025	December 31, 2025 (years)
Stock options	$315,330	$284,365	2.55
RSUs	1,543,217	2,525,091	2.84
Other	24,966	32,141	0.57
Total stock-based compensation	$1,883,513	$2,841,597	2.78

Cost of goods sold	$26,720	$21,008	1.87
General and administrative	1,736,070	2,523,586	2.80
Sales and marketing	120,723	297,003	2.70
Total stock-based compensation	$1,883,513	$2,841,597	2.78

	Year Ended	Unrecognized Compensation Cost Related to Non-Vested Awards as of	Weighted-Average Remaining Vesting Period as of
	December 31, 2024	December 31, 2024	December 31, 2024 (years)
Stock options	$345,129	$619,880	2.73
RSUs	1,264,920	3,464,390	3.55
Other	27,739	—	—
Total stock-based compensation	$1,637,788	$4,084,270	3.42

Cost of goods sold	$3,650	$9,648	3.88
General and administrative	1,494,315	3,807,481	3.49
Sales and marketing	139,823	267,141	4.41
Total stock-based compensation	$1,637,788	$4,084,270	3.42

11.	Earnings per Share

Basic loss per share is determined by dividing net loss attributable to Laird Superfood, Inc. common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is similarly determined, except that the denominator is increased to include the number of additional common and preferred shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist of employee stock options, RSUs, and MSUs, the dilutive effect of which the Company calculated using the treasury stock method. Basic loss per share is reconciled to diluted earnings per share in the following table:

	Year Ended December 31,
	2025	2024
Net loss	$(3,252,211)	$(1,820,161)
Weighted average shares outstanding - basic and diluted	10,554,211	9,946,733
Basic and diluted:
Net loss per share, basic and diluted	$(0.31)	$(0.18)
Common stock options, restricted stock awards, and market-based stock awards excluded due to anti-dilutive effect	2,338,953	2,745,926

12.	Concentrations

The following table details the concentration of vendor accounts payable balances in excess of 10% of total accounts payable at each period:

	December 31,	December 31,
	2025	2024
Vendor A	17%	14%
Vendor B	14%	18%
Vendor C	*	10%
Vendor D	10%	*
Total	31%	42%

*The vendor accounts payable balance is below 10% of total accounts payable.

The following table details the concentration of customer accounts receivable balances in excess of 10% of total gross accounts receivable at each period:

	December 31,	December 31,
	2025	2024
Customer A	23%	43%
Customer B	30%	20%
Customer C	25%	14%
Total	78%	77%

The following table details the concentration of sales to specific customers in excess of 10% of total net sales for each period:

	Year Ended December 31,
	2025	2024
Customer A	15%	15%
Customer B	16%	16%
Customer C	18%	11%
Total	49%	42%

During 2025 and 2024, the Company purchased a substantial portion of raw materials and packaging from certain suppliers. The following table details the concentration of purchases from specific suppliers in excess of 10% of total purchases for each period:

	Year Ended December 31,
	2025	2024
Supplier A	16%	10%
Supplier B	21%	15%
Supplier C	*	12%
Total	37%	37%

*Purchases from the supplier amounted to less than 10% of total purchases.

During 2025 and 2024, the Company purchased a substantial portion of raw materials and packaging from certain geographical regions. The following table details the concentration of purchases from specific foreign countries in excess of 10% of total purchases for each period:

	Year Ended December 31,
	2025	2024
Country A	21%	12%
Country B	*	12%
Country C	*	10%
Country D	*	16%
Total	21%	50%

*Purchases from suppliers in the region amounted to less than 10% of total purchases.

13.	Related Party

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

Marketing Agreements

The Company has an influencer agreement with Gabrielle Reece to provide certain marketing services. In connection with these services, in the years ended December 31, 2025 and 2024, respectively, advertising expenses totaling $309,805 and $251,061 were included in sales and marketing expenses in the consolidated statements of operations. As of December 31, 2025 and December 31, 2024, amounts payable to Gabrielle Reece of $46,500 and $34,947, respectively, are included in related party liabilities in the consolidated balance sheets.

14.	Revenue Recognition

The Company’s primary source of revenue is sales of (i) coffee creamers, (ii) coffee, tea, and hot chocolate products, (iii) hydration and beverage enhancing products, and (iv) snacks and other food items.

In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Year Ended December 31,
	2025		2024
	$	% of Total	$	% of Total
Coffee creamers	$29,324,248	59%	$23,088,363	53%
Coffee, tea, and hot chocolate products	15,281,939	31%	11,184,525	26%
Hydration and beverage enhancing products	7,131,460	14%	9,207,964	21%
Snacks and other food items	5,694,789	11%	6,215,989	14%
Other	200,483	—%	172,788	—%
Gross sales	57,632,919	115%	49,869,629	114%
Shipping income	489,352	1%	506,732	1%
Discounts and promotional activity	(8,232,985)	(16)%	(7,081,224)	(15)%
Sales, net	$49,889,286	100%	$43,295,137	100%

The Company generates revenue through two channels: e-commerce and wholesale:

	Year Ended December 31,
	2025		2024
	$	% of Total	$	% of Total
E-commerce	$24,961,486	50%	$25,642,366	59%
Wholesale	24,927,800	50%	17,652,771	41%
Sales, net	$49,889,286	100%	$43,295,137	100%

The Company generated revenue two distinct brands. Laird Superfood and Picky Bars, during the years ended December 31, 2025 and 2024. Net sales for these brands are summarized below:

	Year Ended December 31,
	2025		2024
	$	% of Total	$	% of Total
Laird Superfood	$48,096,370	96%	$40,307,384	93%
Picky Bars	1,792,916	4%	2,987,753	7%
Sales, net	$49,889,286	100%	$43,295,137	100%

Receivables from contracts with customers are included in accounts receivable. Contract assets include deferred cost of goods sold associated with deferred revenue and are included in finished goods inventories. Contract liabilities include deferred revenue, customer deposits, rewards programs, and refund liabilities, and are included in accrued expenses. Contract liabilities outstanding at the beginning of the year were realized during the year end December 31, 2025. The balances of receivables from contracts with customers, contract assets, and contract liabilities were as follows:

	January 1,	December 31,	December 31,
	2024	2024	2025
Accounts receivable, net	$1,022,372	$1,762,911	$3,899,205
Contract liabilities	$(427,974)	$(348,869)	$(309,953)

15.	Reportable Segments

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segment(s) to be components of the Company’s business for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company manages their business through one operating and reportable segment: superfood. The superfood segment provides customers with clean, functional, and sustainability-conscious alternatives in an industry rife with ultra-processed ingredients and laden with artificial sweeteners. This segment includes the sales of (i) coffee creamers, (ii) coffee, tea, and hot chocolate products, (iii) hydration and beverage enhancing products, and (iv) snacks and other food items. Substantially all revenue is derived from domestic product sales. See Note 14 for presentation of revenue disaggregated by product groups and by sales channels. The accounting policies of the superfood segment are the same as those described in the summary of significant accounting policies. The Company does not have intra-entity sales or transfers.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer.

The CODM assesses segment performance and allocates resources based on consolidated net income (loss). Significant segment expenses that would require disclosure are costs of goods sold, general and administrative, marketing and advertising, and selling. Other segment information includes other income, depreciation and amortization, stock-based compensation, income tax expense, and other extraordinary or unusual items which are utilized to reconcile net income (loss) to adjusted EBITDA. The CODM uses consolidated net income to assess operating performance as compared to prior results, annual operating plans, iterative periodic forecasts, and our competitors. The CODM uses this information to allocate future operating and capital expenditures. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The following table reconciles consolidated net loss to consolidated adjusted EBITDA for the periods presented:

	Years Ended December 31,
	2025	2024
Net loss	$(3,252,211)	$(1,820,161)
Adjusted for:
Depreciation and amortization	253,719	270,271
Stock-based compensation	1,883,513	1,637,788
Income tax expense	20,746	60,324
Other Income	(182,635)	(413,255)
Impairment of long-lived intangible assets	661,103	—
Product quality issue (a)	—	(434,329)
Acquisition costs (b)	932,856	—
Adjusted EBITDA	$317,091	$(699,362)

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

(b) On December 21, 2025, the Company entered into an agreement to acquire Navitas Organics and Global Superfood Company. The Company incurred professional fees related to this business combination in the year ended December 31, 2025. See Note 16 for more information on the Navitas Acquisition.

16.	Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the consolidated financial statements are available to be issued. The Company has evaluated events and transactions subsequent to December 31, 2025 for potential recognition of disclosure in the financial consolidated statements.

The Navitas Acquisition

On  March 12, 2026 (the “Closing Date”), we completed the acquisition of Navitas LLC, a Delaware limited liability company (“Navitas”), pursuant to that certain securities purchase agreement, dated December 21, 2025 (the “Acquisition Agreement”) by and among the Company, Encore Consumer Capital Fund II, LP (“Encore”), The Ira and Joanna Haber Family Trust, Dated October 5, 2015 (the “Haber Family Trust”), and Advantage Capital Agribusiness Partners, L.P. (“Advantage Capital,” together with Encore and the Haber Family Trust, the “Sellers”). Pursuant to the terms of the Acquisition Agreement, following the receipt of approval from our stockholders, we acquired (i) all of the issued and outstanding units of Navitas  from the Sellers and (ii) all of the issued and outstanding capital stock of Global Superfoods Corp. (“GSC”), from Encore for a purchase price of $38.5 million in cash, subject to customary purchase price adjustments, including a working capital adjustment (the “Navitas Acquisition”). GSC is a holding company with no operations whose purpose is to hold units of Navitas.

The Nexus Investment

On the Closing Date and concurrently with the closing of the Navitas Acquisition, we completed the transactions contemplated by that certain investment agreement, dated December 21, 2025 (the “Investment Agreement”), entered into by and among the Company, Gateway Superfood NSSIII Investment, LLC (“Gateway III”), and Gateway Superfood NSSIV Investment, LLC (“Gateway IV” and together with Gateway III, the “Investor”), with the Investor being an affiliate of Nexus Capital Management LP (“Nexus”), pursuant to which the Investor purchased an aggregate of 50,000 initial shares (the “Initial Shares”) of Series A Preferred Stock (“Series A Preferred Stock”) at a purchase price of $1,000 per share for gross proceeds of $50.0 million at closing (the “Nexus Investment”). The net proceeds from the Nexus Investment were subsequently used to complete the transactions contemplated by the Acquisition Agreement (the Nexus Investment together with the Navitas Acquisition, the “Transactions”).

Pursuant to the Investment Agreement, the Company has the option, following the Closing Date until 270 days following the Closing Date (or, if on such 270th day the Company is engaged in discussions with one or more counterparties regarding a potential acquisition or other strategic transaction, 360 days), to require the Investor to purchase the Additional Shares at $1,000 per share, provided that any funding of Additional Shares must be for a minimum of $25.0 million and be used to fund substantially concurrent strategic transactions approved by a majority of the disinterested directors of the Board.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to a material weakness in our internal controls over financial reporting described below. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal controls over financial reporting, the consolidated financial statements in this Annual Report on Form 10-K fairly presents, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

Our management, under the oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Financial System Design. We identified a deficiency in the design of our internal controls related to the preparation and approval of journal entries within our financial systems relevant to the preparation of our consolidated financial statements. The configuration of the journal entry approval workflows in our financial accounting system was not designed to adequately enforce segregation of duties, whereby certain personnel had the ability to create, post, and edit journal entries that are not identified to be reviewed by separate individuals. This design deficiency constitutes a material weakness in internal control over financial reporting. The material weakness could result in misstatements of the consolidated financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management conducted a comprehensive review of journal entry activity for the affected population and found no evidence of resulting misstatements in the financial statements.

This Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption under Article 8 of Regulation S-X, as amended on June 28, 2018, for Smaller Reporting Companies with either (i) public float of less than $250 million, or (ii) public float of less than $700 million as long as annual revenues do not exceed $100 million.

Management's Remediation Plan

Subsequent to December 31, 2025, management implemented a system-level configuration change that enforces segregation of duties within the journal entry approval workflow in a manner designed to address the risk pathways identified. While management believes that the changes enacted will remediate the design deficiency, management will continue to test and monitor the impacts of the changes enacted to ensure that the design is operating effectively prior to concluding whether it has been fully remediated. Because this remediation was not completed prior to December 31, 2025, the material weakness had not been remediated as of the balance sheet date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors of the Company

Our Board consists of nine directors and is not classified. The directors hold office from election until the next Annual Meeting of Stockholders and until their successors are elected and qualified or until their death, resignation, or removal.

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

Grant LaMontagne
Director, Chair Director Since 2021 Age 69

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

Doug Behrens
Director Director Since 2026 Age 57

Experience and Expertise

Mr. Behrens has served as Chief Executive Officer of Catalina Snacks, Inc. since January 2024. Previously, Mr. Behrens served as President and Chief Customer Officer of Kind LLC from August 2019 to December 2023. Additionally, Mr. Behrens served as President of Amplify Snack Brands from May 2018 to August 2019. Mr. Behrens also held various leadership positions at WhiteWave Foods, including as President, Sales and Chief Customer Officer from December 2013 to May 2018 and as Senior Vice President and Chief Customer Officer from April 2010 to December 2013. Mr. Behrens received his B.S. from Christian Brothers University.

Michael Cohen
Director Director Since 2026 Age 49

Experience and Expertise

Mr. Cohen co-founded Nexus in 2013 and is a Managing Partner of the firm. Mr. Cohen also currently serves on the boards of directors of Acosta, Dollar Shave Club, MAV Beauty, Sugarbear and TOMS Shoes. Mr. Cohen previously served on the boards of directors of General Nutrition Centers, Smart & Final and Sprouts Farmers Market. Prior to co-founding Nexus, Mr. Cohen spent 13 years at Apollo Global Management in its Private Equity Group. He began his career in the Mergers and Acquisitions Group of Salomon Smith Barney. Mr. Cohen received his B.B.A. from Emory University.

Greg Graves
Independent Director Since 2018 Age 65 Other Public Boards: ● Axcelis Technologies ● SkyWater Technology ● Plug Power Inc. (through 2019)

Experience and Expertise

Mr. Graves has served as a member of our Board since 2018. He has served as Chief Financial Officer of Entegris, Inc. since April 2007, and previously served as Senior Vice President, Strategic Planning & Business Development. Prior to joining Entegris in September 2002, Mr. Graves held positions in investment banking and corporate development, including at Piper Jaffray, RBC (Dain Rauscher) and The Pillsbury Company. From May 2017 to June 2019, Mr. Graves served as a director and Chairman of the audit committee of Plug Power Inc. (NASDAQ: PLUG), an energy solutions provider. Mr. Graves has served on the Board of Directors of the Minneapolis Heart Institute Foundation since May 2016 and has been Chairman of the Audit and Finance Committee since April 2019. Since March 2022, Mr. Graves has served on the Board of Directors of SkyWater Technology (semiconductor specialty foundry) where he is a member of the Audit Committee. Mr. Graves holds a B.A. and master’s degree in accounting and taxation from the University of Alabama and an M.B.A. from the University of Virginia.

Laird Hamilton
Co-Founder & Chief Innovator Director Since 2015 Age 62

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

Maile Naylor
Independent Director Since 2020 Age 52 Other Public Boards: ● BJ’s Wholesale Club ● Leslie's Pool Supplies

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

Kayla Dean Obia
Director Director Since 2026 Age 31

Experience and Expertise

Mrs. Dean Obia, 31, joined Nexus in 2020 and serves as a Principal of the firm. She leads the firm’s investing efforts across the Beauty, Personal Care and Wellness sectors and currently serves on the boards of directors of MAV Beauty and TOMS Shoes. Prior to joining Nexus, Mrs. Dean Obia served as an investment professional at Abry Partners from 2018 to 2020, where she focused on investments across the firm’s private equity and senior equity funds. She began her career in the Financial Sponsors Group of Credit Suisse. Mrs. Dean Obia received her B.S. from the Haas School of Business at the University of California, Berkeley.

Kristin Patrick
Director Director Since 2026 Age 55 Other Public Boards: ● Super League Enterprises, Inc. ● Niagen Bioscience, Inc.

Experience and Expertise

Ms. Patrick has served as President, CMO and Chief Digital Officer of LVMH, Marc Jacobs since May 2024. Ms. Patrick previously served as Executive Vice President, Chief Marketing Officer and Head of E-commerce of Claire’s from March 2021 to May 2024. Additionally, Ms. Patrick served as Global Chief Marketing Officer at PepsiCo, Inc. from June 2013 to January 2019. Prior to her time with PepsiCo, Inc., Ms. Patrick served as Chief Marketing Officer of Playboy Enterprises, Inc. and has also held various leadership positions with Walt Disney Company, Calvin Klein, Revlon, NBC Universal and Gap, Inc. Ms. Patrick also currently serves on the boards of directors of Super League Enterprises, Inc. (Nasdaq: SLE) and Niagen Bioscience, Inc. (Nasdaq: NAGE). Ms. Patrick is a Brandweek “Next Gen Marketer,” Reggie Award recipient, Forbes Top 50 Marketer and Adweek Marketing Vanguard. Ms. Patrick received her B.A. from Emerson College and her J.D. from Southwestern University.

Jason Vieth
President & Chief Executive Officer Director Since 2022 Age 52

Experience and Expertise

Jason Vieth joined the Company as its President and Chief Executive Officer and as a director on January 31, 2022. Mr. Vieth’s extensive experience in the food and beverage industry includes his most recent position as Executive Vice President of Sovos Brands from January 2021, where he managed the Breakfast and Snacks Group. Mr. Vieth’s prior experience includes nearly a decade spent at WhiteWave Foods from January 2008 to April 2017, most recently as Senior Vice President and General Manager of the yogurt business that included Horizon Organic, Wallaby Organic, Silk and So Delicious. In addition, he has led other food and beverage businesses such as Poppi, a producer of prebiotic soda, from April 2019 to January 2020, and Lifetime Fitness’ Life Café from April 2017 to April 2020. In addition, Mr. Vieth has nearly a decade of management consulting experience between The Boston Consulting Group and Accenture. Mr. Vieth holds a B.S. in Finance from Miami University and an M.B.A. from the Kellogg School of Management at Northwestern University.

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

Executive Officers of the Company

The following table sets forth the name, age, and position of each of our executive officers as of March 26, 2026:

Name	Position	Age
Jason Vieth	Chief Executive Officer and Director	53
Anya Hamill	Chief Financial Officer	51
Laird Hamilton	Co-Founder, Chief Innovator and Director	62

Jason Vieth — For biographical information, see “Directors of the Company.”

Laird Hamilton — For biographical information, see “Directors of the Company.”

Anya Hamill was appointed as the Company’s interim Chief Financial Officer, effective July 1, 2022, and was appointed the permanent CFO on November 4, 2022. Ms. Hamill possesses more than 20 years of strategic finance experience in both public CPG and private equity-backed emerging companies in the natural foods and beverages space. Ms. Hamill joined the Company as Vice President, Financial Planning and Analysis in April 2022 from Little Secrets Chocolate, where she served as chief financial officer from September 2018. Previously, Ms. Hamill served as the Senior Director of Finance, Premium Yogurt at Danone North America from May 2017 through March 2018, and as a Senior Director of Finance, Plant-based beverage and food division and various other finance and accounting roles at WhiteWave Foods from March 2003 through May 2017. Ms. Hamill holds an MBA with a finance concentration from Leeds School of Business at the University of Colorado and a Bachelor of Arts from Saint-Petersburg State University of Engineering and Economics.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors, officers, and employees, including those officers responsible for financial reporting. A current copy of the code of business conduct and ethics is available under the Governance section of our website at lairdsuperfood.com. We intend to disclose future amendments to the code or any waivers of its requirements on our website.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership of such ordinary shares with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we have received, we believe that all required Section 16(a) reports were timely filed during our fiscal year ended December 31, 2025, except for late Form 4 filings by (i) Jason Vieth on April 11, 2025, and (ii) Anya Hamill on November 7, 2025, each with respect to withholding shares of the Company’s common stock to satisfy taxes.

Other Programs and Policies

Insider Trading Policy

Under our Insider Trading Policy, our directors, executive officers, and other employees are prohibited from engaging in short-term trading or short sales and are prohibited from participating in transactions in put options, call options or other derivative securities. While the Company is not subject to the insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans.

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

Introduction

The information that follows provides an overview of the compensation provided to our NEOs who are listed in the table below for the period of January 1, 2024 through December 31, 2025 (referred to herein as “fiscal 2025” or “fiscal 2024”).

Name	Position
Jason Vieth	Chief Executive Officer and Director
Anya Hamill	Chief Financial Officer
Laird Hamilton	Co-Founder, Chief Innovator and Director

Overall Philosophy and Objectives of Our Executive Compensation Programs

The overall philosophy of our compensation programs for the NEOs and other senior executives is to encourage and reward the creation of sustainable, long-term shareholder value. We identified the following objectives to help realize this goal:

Alignment with Shareholders

•	Reward performance in a given year and achievements over a sustained period that are aligned with our shareholders’ interests.

Remain Competitive

•	Attract, retain, and motivate the exceptional talent required to ensure our continued success.

Motivate Performance

•	Ensure that the compensation program reinforces execution of overall strategy and achievement of our business objectives.

Reward Superior Performance

•	Reinforce our pay-for-performance, entrepreneurial culture.

Elements of Compensation

The compensation program for our NEOs consists of the following elements of compensation, each described in greater depth below:

•	base salaries;
•	performance-based bonuses; and
•	equity-based incentive compensation.

Base Salary

Base salaries are an annual fixed level of cash compensation that reflect each NEO’s role and responsibilities, and regional market considerations.

The base salaries for our NEOs for fiscal 2025 are listed in the table below:

Name	Title	2025 Salary
Jason Vieth	Chief Executive Officer	$500,000
Anya Hamill (1)	Chief Financial Officer	325,000
Laird Hamilton (2)	Co-Founder, Chief Innovator and Director	187,500
(1)	Effective July 1, 2025, Ms. Hamill’s annual salary was increased from $300,000 to $325,000.
(2)	Effective July 1, 2025, Mr. Hamilton’s annual salary was increased from $125,000 to $187,500.

Equity-Based Incentive Compensation

We pay equity-based compensation to our NEOs to link the long-term results achieved for our shareholders and the rewards provided to NEOs, thereby ensuring that such NEOs have a continuing stake in our long-term success. For fiscal 2025, annual equity awards were delivered on April 1, 2025, in the form of RSUs. The RSUs provided to our NEOs vest ratably over four years.

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

Peer Group

The Compensation Committee approved a peer group consisting of 17 companies that was used for benchmarking fiscal 2021 compensation. Given the Company’s size, product offerings, and unique market position, there are no direct competitors in the compensation peer group. Criteria used to identify the peer group companies include:

•	Size – companies with revenue that generally range from 0.2x to 5x our total annual revenue.
•	Business Focus – companies that are publicly traded and primarily in the foods, beverage, and tobacco industry.

The 17-company peer group consists of the companies listed below:

22nd Century	Alico	Bridgford Foods	Celsius
Coffee Holding	Craft Brew Alliance	Crimson Wine	Lifeway Foods
Limoneira	MamaMancini's	MGP Ingredients	NewAge
RiceBran Tech	Rocky Mtn Choc. Factory	S&W Seed	South Dakota Soybean
Willamette Val. Vineyards

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the year ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Stock Awards ($) (2)	Total ($)
Jason Vieth, CEO	2025	500,000	326,667	—	—	826,667
	2024	462,500	310,333	88,765	2,185,260	3,046,858

Anya Hamill, CFO	2025	311,459	204,167	—	51,030	566,656
	2024	290,625	193,958	22,937	—	507,519

Laird Hamilton, Chief Innovator	2025	176,042	87,500	—	29,768	293,310
	2024	125,000	86,875	32,111	871,200	1,115,186
(1)

The amounts show in this column represent the aggregate grant-date fair value of stock options granted under our 2020 Omnibus Incentive Plan (as amended, the "2020 Plan") to our NEOs, as computed in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating the fair value of the stock options are set forth in Note 10 to our audited consolidated financial statements appearing elsewhere in this Form 10-K.

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

Mr. Vieth’s salary was adjusted to $500,000 with an effective date of May 1, 2024. Mr. Vieth is also eligible to participate in the Company’s equity incentive plans and long-term incentive plans and other benefits available to the Company’s executive officers. In addition, the Company entered into an indemnification agreement with Mr. Vieth on terms substantially similar to the terms of the form of indemnification agreement filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on September 10, 2020.

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

Ms. Hamill’s salary was adjusted to $300,000 with an effective date of May 1, 2024, and subsequently adjusted to $325,000 with an effective date of July 1, 2025. Ms. Hamill is also eligible to participate in the Company’s equity incentive plans and long-term incentive plans and other benefits available to the Company’s executive officers. In addition, the Company entered into an indemnification agreement with Ms. Hamill on terms substantially similar to the terms of the form of indemnification agreement filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on September 10, 2020.

Retirement Plans

We have not maintained, and do not currently intend to maintain, a defined benefit pension plan or non-qualified deferred compensation plan.

Outstanding Equity Awards and Year-End

The following table provides information regarding equity awards held by our NEOs that were outstanding as of December 31, 2025:

	Option Awards					Stock Awards
	Number of securities underlying unexercised options
Name	exercisable	unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (1)
Jason Vieth	70,312	4,688	(2)	7.64	1/31/2032	—		—
	46,875	3,125	(2)	25.00	1/31/2032	—		—
	70,312	4,688	(3)	7.21	2/3/2032	—		—
	50,000	50,000	(7)	0.81	4/3/2033	—		—
	38,700	154,800	(8)	0.73	2/23/2034	—		—
	—	—		—		7,813	(2)	17,345
	—	—		—		50,000	(7)	111,000
	—	—		—		397,320	(8)	882,050

Anya Hamill	5,882	—	(4)	3.17	5/5/2032	—		—
	11,029	3,677	(5)	3.17	5/5/2032	—		—
	37,500	12,500	(6)	1.53	11/4/2032	—		—
	25,000	25,000	(7)	0.81	4/3/2033	—		—
	10,000	40,000	(8)	0.73	2/23/2034	—		—
	—	—		—		1,972	(5)	4,378
	—	—		—		12,500	(6)	27,750
	—	—		—		25,000	(7)	55,500
	—	—		—		9,000	(11)	19,980

Laird Hamilton	50,000	—	(9)	2.00	2/24/2026	—		—
	60,000	—	(10)	9.00	2/22/2028	—		—
	5,581	—	(11)	43.53	2/1/2031	—		—
	24,750	8,250	(5)	3.17	5/5/2032	—		—
	25,000	25,000	(7)	0.81	4/3/2033	—		—
	14,000	56,000	(8)	0.73	2/23/2034	—		—
	—	—		—		8,250	(5)	18,315
	—	—		—		25,000	(7)	55,500
	—	—		—		158,400	(8)	351,648
	—	—		—		5,250	(11)	11,655
(1)

The market value of unvested awards is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing sales price of our common stock on December 31, 2025, the last trading day of the year, which was $2.22.

(2)	These awards vest in four equal annual tranches ending January 31, 2026.
(3)	These awards vest in four equal annual tranches ending February 3, 2026.
(4)	These awards vested on May 5, 2023.
(5)	These awards vest in four equal annual tranches ending May 5, 2026.
(6)	These awards vest in four equal annual tranches ending November 4, 2026.
(7)	These awards vest in four equal annual tranches ending April 4, 2027.
(8)	These awards vest in five equal annual tranches ending February 23, 2029.
(9)	These awards vested on February 24, 2019.
(10)	These awards vested on February 22, 2020.
(11)	These awards vest in four equal annual tranches ending April 25, 2029.

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

Effective March 12, 2026, the Board approved an updated non-employee director compensation policy. Pursuant to the updated non-employee director compensation policy, each non-employee director of the Company will be paid an annual cash retainer of $50,000. The chairperson of the Audit Committee, the Compensation Committee, and the Nominating Committee will each be paid an annual cash retainer of $10,000. Members of the Audit Committee, the Compensation Committee and the Nominating Committee will each be paid an annual cash retainer of $10,000, in addition to any cash retainer received for service as a committee chairperson. Each non-employee director is also eligible to receive an annual equity award under the Laird Superfood, Inc. 2020 Omnibus Incentive Plan with a value of $90,000, which will vest in full one year from the date of grant. Each non-employee director may choose to have their equity awarded as stock options, restricted stock units, or a 50/50 split. Mr. Behrens and Ms. Patrick will receive the Company’s standard compensation pursuant to the updated non-employee director compensation policy. Notwithstanding the foregoing, Mr. Cohen and Mrs. Dean Obia will not receive compensation in their capacities as directors of the Company.

No per meeting fees are paid, except that we reimburse non-employee directors for reasonable expenses incurred in connection with attending board and committee meetings.

All stock awards granted pursuant to the Non-Employee Director Compensation Program are subject to the terms and provisions of the Laird Superfood, Inc. 2020 Plan.

Director Compensation Table

The table below sets forth information on the compensation of all our non-employee directors for the year ended December 31, 2025. Jason Vieth, our Chief Executive Officer, and Laird Hamilton, our Chief Innovator, were also members of the Board in fiscal 2025 but did not receive any additional compensation for service as a director.

	Fees earned or paid in cash	Stock awards (1)	Total
Name	$	$	$
Geoffrey T. Barker (2)	77,000	54,998	131,998
Greg Graves	68,000	54,998	122,998
Maile Naylor	65,000	54,998	119,998
Patrick Gaston (2)	55,000	54,998	109,998
Grant LaMontagne	56,000	54,998	110,998
(1)

The amounts in this column represent the grant date fair value of the awards as calculated under FASB ASC Topic 718. The assumptions made in valuing awards reported in these columns are discussed in Note 9 to our audited consolidated financial statements appearing elsewhere in this Form 10-K.

(2)	In connection with the closing of the Transactions, Messrs. Barker and Gaston resigned from the Board effective March 12, 2026.

Outstanding Equity Awards for Directors at Fiscal Year-End

The following table provides information regarding equity awards held by our non-employee directors that were outstanding as of December 31, 2025:

Name	Options Outstanding	RSUs Outstanding
	#	#
Geoffrey T. Barker (1)	—	8,716
Greg Graves	4,647	8,716
Maile Naylor	4,000	8,716
Patrick Gaston (1)	—	8,716
Grant LaMontagne	—	8,716
(1)	In connection with the closing of the Transactions, Messrs. Barker and Gaston resigned from the Board effective March 12, 2026.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Company Common Stock

The following table sets forth information concerning the “beneficial ownership” of our common stock as of March 23, 2026 by (i) those persons who we know to beneficially own more than 5% of our outstanding common stock; (ii) the NEOs listed in the Summary Compensation Table; and (iii) all of our current directors and executive officers as a group. Under SEC rules, “beneficial ownership” for purposes of this table takes into account shares as to which the individual has or shares voting and/or investment power as well as shares that may be acquired within 60 days (such as by exercising vested stock options) and is different from beneficial ownership for purposes of Section 16 of the Exchange Act, which may result in a number that is different than the beneficial ownership number reported in forms filed pursuant to Section 16. The percentage of shares beneficially owned is computed on the basis of 10,925,218 shares of our common stock outstanding on March 23, 2026. An asterisk in the percent of class column indicates beneficial ownership of less than 1%. The beneficial owners listed have sole voting and investment power with respect to shares beneficially owned, except as to the interests of spouses or as otherwise indicated. Except as set forth below, the address for each beneficial owner listed is c/o Laird Superfood, Inc, 5303 Spine Road, Suite 204, Boulder, Colorado 80301.

Name of Beneficial Owner	Number of Outstanding Shares Beneficially Owned	Number of Shares Exercisable Within 60 Days	Series A Preferred Stock (2)	Number of Shares Beneficially Owned	Percent of Class
Named Executive Officers
Anya Hamill	92,195	101,560	—	193,755	1.8%
Laird Hamilton	848,627	186,581	—	1,035,208	9.3%
Jason Vieth	288,910	377,400	—	666,310	5.9%
Non-Employee Directors
Geoffrey Barker	199,057	—	—	199,057	1.8%
Patrick Gaston	77,718	—	—	77,718	*
Greg Graves	51,373	4,647	—	56,020	*
Grant LaMontagne	75,792	—	—	75,792	*
Maile Naylor	111,807	4,000	—	115,807	1.1%
All current directors and executive officers as a group (8 persons)	1,745,479	674,188	—	2,419,667	20.9%
Other 5% Shareholders
Danone Manifesto Ventures, PBC (1)	857,194	—	—	857,194	7.8%
Nexus Capital Management LP (2)	—	—	14,005,602	14,005,602	56.2%

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

(2) Represents shares of common stock issuable upon conversion of Series A Preferred Stock purchased for $50.0 million that are convertible, at the holder’s option, into shares of common stock at a fixed conversion price of $3.57 per share, subject to customary anti‑dilution adjustments. The Series A Preferred Stock votes on an as‑converted basis, subject to certain conditions, and accrues dividends at an annual rate of 5.0%.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Number of securities available for
	Number of Shares to		future issuance under
	be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options and	securities reflected in
	and rights (#)	rights ($) (1)	column (a)) (#) (2)
Equity Compensation plans approved by security holders	2,114,117	3.73	1,202,649
Equity compensation plans not approved by security holders	—	—	—
Total	2,114,117	3.73	1,202,649
(1) Reflects the weighted-average exercise prices of outstanding options. There is no exercise price for outstanding RSUs or RSAs.

(2) Reflects shares of common stock reserved for issuance under our 2020 Plan. The number of shares reserved for issuance under our 2020 Plan automatically increases on the first day of each fiscal year, beginning with the 2021 fiscal year, by a number equal to four percent of the shares of common stock outstanding on the final day of the prior calendar year or such smaller number of shares as determined by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures for Related Person Transactions

We adopted a written related person transaction policy, effective upon the closing of our IPO, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements, or relationships in which we were or are to be a participant, where the amount involved exceeds the lesser of $120,000 and 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years, and a related person had or will have a direct or indirect material interest. Types of transactions covered by this policy include, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third-party and the extent of the related person’s interest in the transaction.

Related Person Transactions

Except as described below, there have been no transactions since January 1, 2024 to which we have been or are to be a participant, in which the amount exceeds the lesser of $120,000 and 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers, or beneficial owners of more than 5% of any class of our voting securities, or any immediate family member of or person sharing a household with any of the foregoing persons, had or will have a direct or indirect material interest, other than employment relationships with our executive officers and compensation to our directors.

Agreement with Gabrielle Reece

On October 26, 2022, the Company executed an influencer agreement with Gabrielle Reece, the wife of Mr. Hamilton, our cofounder and Chief Innovator, to provide certain marketing services for an original term ended December 31, 2023. The Company did not formally extend the agreement, however, both parties have verbally agreed to continue operating under the terms of the agreement throughout 2025. In connection with these services, during the fiscal year ended December 31, 2025, the Company paid Ms. Reece approximately $309,805.

Director Independence

The Board has determined that none of our directors other than Mr. Vieth, who is our President and Chief Executive Officer, Mr. Hamilton, who is our Chief Innovator, and Mr. Cohen and Ms. Dean Obia, who are employees of Nexus Capital Management LP, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that Messrs. Behrens, Graves, and LaMontagne and Mses. Naylor and Patrick are “independent” as that term is defined under NYSE American rules. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Relationship with Independent Registered Public Accounting Firm

The following table shows the fees that were billed to us in connection with our financial statement audits for fiscal years 2025 and 2024 by KPMG LLC (“KPMG”) and Baker Tilly US LLP (“Baker Tilly”), respectively:

Fee Category	2025	2024
Audit Fees	$248,455	$311,267
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$248,455	$311,267

Audit Fees

“Audit Fees” includes fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our quarterly reports on Form 10-Q and Form 10-K, as well as services that are normally provided by our auditors in connection with SEC filings, including comfort letters and consents issued in connection with securities offerings, consultations on matters addressed during the audit or interim reviews, and other services normally provided in connection with regulatory filings.

Audit-Related Fees

“Audit-Related Fees” includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included above under “Audit Fees.”

Tax Fees

“Tax Fees” includes fees for professional services provided for tax compliance, tax advice, and tax planning.

All Other Fees

“All Other Fees” includes fees for services provided that are not included in the other fee categories reported above.

Audit Committee Pre-Approval Policies and Procedures

Our auditors provide the audit committee with information outlining the plan and scope of their proposed audit services to be performed during the year, which the audit committee reviews with our auditors and management. The audit committee pre-approves all services provided by our auditors, including audit services and non-audit services, to assure that they do not impair our auditors’ independence. Audit committee pre-approval requirements are subject to an exception for certain de minimis non-audit services approved by the audit committee prior to the completion of an audit. None of the services in 2025 and 2024 were approved by the audit committee pursuant to the de minimis exception. To ensure prompt handling of unexpected matters, the audit committee has specifically delegated to the Chair of the audit committee authority to pre-approve permissible non-audit services, subject to maximum dollar amounts. If the Chair exercises this delegation of authority, he reports the action taken to the audit committee at its next regular meeting.

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

(a)(3) EXHIBITS.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

2.1†	Securities Purchase Agreement, dated December 21, 2025, by and among Laird Superfood, Inc., Encore Consumer Capital Fund II, LP, certain of the members of Navitas LLC, and Global Superfoods Corp.	8-K	001-39537	2.1	12/22/2025

3.1	Articles of Incorporation of Laird Superfood, Inc.	8-K	001-39537	3.1	1/2/2024

3.2	Certificate of Designation of Series A Preferred Stock	8-K	001-39537	3.1	1/29/2026

3.3	Bylaws of Laird Superfood, Inc.	8-K	001-39537	3.2	1/2/2024

4.1	Form of Stock Certificate for Common Stock.	10-K	001-39537	4.1	3/13/2024

4.2	Stockholder Agreement dated April 13, 2020, between the Company and Danone Manifesto Ventures, PBC.	S-1	333-248513	4.3	8/31/2020

4.3	Description of Capital Stock.	10-K	001-39537	4.1	3/13/2024

10.1#	Laird Superfood, Inc. 2016 Stock Incentive Plan, and form of award agreement thereunder.	S-1	333-248513	10.7	8/31/2020

10.2#	Laird Superfood, Inc. 2018 Equity Incentive Plan, and form of award agreement thereunder.	S-1	333-248513	10.6	8/31/2020

10.3#	Laird Superfood, Inc. 2020 Omnibus Incentive Plan.	S-8	333-248985	99.3	9/23/2020

10.4#	First Amendment to the Laird Superfood, Inc. 2020 Omnibus Incentive Plan.	8-K	001-39537	10.1	6/28/2024

10.5#	Form of Incentive Stock Option Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.2	9/10/2020

10.6#	Form of Non-Qualified Stock Option Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.3	9/10/2020

10.7#	Form of Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan.	S-1/A	333-248513	10.5	9/10/2020

10.8#	Amended Form of Incentive Stock Option Agreement under the 2020 Omnibus Incentive Plan.	10-K	001-39537	10.13	3/16/2023

10.9#	Amended Form of Non-Qualified Stock Option Agreement under the 2020 Omnibus Incentive Plan.	10-K	001-39537	10.14	3/16/2023

10.10#	Amended Form of Restricted Stock Award Agreement under the 2020 Omnibus Incentive Plan.	10-K	001-39537	10.15	3/16/2023

10.9#	Amended Form of Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan.	10-K	001-39537	10.16	3/16/2023

10.10#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-248513	10.6	9/20/2020

10.11#	Form of Laird Superfood, Inc. Executive Bonus Plan.	8-K	001-39537	10.1	3/10/2021

10.12#	Employment Agreement between the Company and Jason Vieth, effective January 31, 2022.	8-K	001-39537	10.1	1/31/2022

10.13#	Employment Agreement, dated November 4, 2022, by and between the Company and Anya K. Hamill.	10-Q	001-39537	10.4	11/10/2022

10.14	License and Preservation Agreement dated May 26, 2020, by and among the Company, Laird Hamilton, and Gabrielle Reece.	S-1	333-248513	10.12	8/31/2020

10.15	Accounts Receivable Factoring Agreement dated May 7, 2024, between the Company and Alterna Capital Solutions, LLC.	10-Q	001-39537	10.1	5/8/2024

10.16†	Investment Agreement, dated December 21, 2025, by and among Laird Superfood, Inc., Gateway Superfood NSSIII Investment, LLC and Gateway Superfood NSSIV Investment, LLC.	8-K	001-39537	10.1

10.17	Amendment No. 1 Investment Agreement, dated January 30, 2026, by and among Laird Superfood, Inc., Gateway Superfood NSSIII Investment, LLC and Gateway Superfood NSSIV Investment, LLC.	8-K	001-39537	10.1	1/29/2026

10.18	Registration Rights Agreement, dated March 12, 2026, by and among Laird Superfood, Inc., Gateway Superfood NSSIII Investment, LLC and Gateway Superfood NSSIV Investment, LLC.	8-K	001-39537	10.3	3/12/2026

19.1	Laird Superfood, Inc. Insider Trading Policy.	10-K	001-39537	19.1	2/26/2025

21.1	Subsidiaries of the Registrant.	10-K	001-39537	21.1	2/26/2025

23.1	Consent of KPMG, LLP.					X

23.2	Consent of Baker Tilly US, LLP.					X

24.1	Power of Attorney (included in signature page).					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X

97.1	Laird Superfood, Inc. Incentive Compensation Recoupment Policy.	10-K	001-39537	97.1	3/13/2024

101.INS	inline XBRL Instance Document					X

101.SCH	inline XBRL Taxonomy Extension Schema Document					X

101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	inline XBRL Taxonomy Extension Label Linkbase inline Document					X

101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from Laird Superfood, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101)					X

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

† Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC or its staff upon request.

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laird Superfood, Inc.
(Registrant)

Date: March 30, 2026	/s/ Jason Vieth

Jason Vieth
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2026	/s/ Jason Vieth

Jason Vieth
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 30, 2026	/s/ Anya Hamill

Anya Hamill
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 30, 2026	/s/ Doug Behrens

Doug Behrens
Director

Date: March 30, 2026	/s/ Michael Cohen

Michael Cohen
Director

Date: March 30, 2026	/s/ Greg Graves

Greg Graves
Director

Date: March 30, 2026	/s/ Laird Hamilton

Laird Hamilton
Director

Date: March 30, 2026	/s/ Grant LaMontagne

Grant LaMontagne
Director

Date: March 30, 2026	/s/ Maile Naylor

Maile Naylor
Director

Date: March 30, 2026	/s/ Kayla Dean Obia

Kayla Dean Obia
Director

Date: March 30, 2026	/s/ Kristen Patrick

Kristen Patrick
Director