Form 10-Q
period 2026-03-31
Laird Superfood, Inc.
filed 2026-05-14
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026 the registrant had 11,004,348 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by forward-looking statements. Key factors that could cause actual results to be different than expected or anticipated include, but are not limited to:

●	our limited operating history and ability to become profitable;

●	our ability to manage our growth, including our human resource requirements;

●	our reliance on third parties for raw materials and production of our products;

●	our future capital resources and needs;

●	our ability to retain and grow our customer base;

●	our reliance on independent distributors for a substantial portion of our sales;

●	our ability to evaluate and measure our business, prospects, and performance metrics;

●	our ability to compete and succeed in a highly competitive and evolving industry;

●	the health of the premium organic and natural food industry as a whole;

●	risks related to our intellectual property rights and developing a strong brand;

●	our reliance on key personnel, including Laird Hamilton and Gabrielle Reece;

●	regulatory risks;

●	the risk of substantial dilution from future issuances of our equity securities;

●	tariffs and trade-related policies;

●	Our ability to integrate acquired businesses; and

●	the other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets
Cash, cash equivalents, and restricted cash	$10,519,704	$5,320,600
Accounts receivable, net	6,904,516	3,899,205
Inventory	17,336,415	7,782,169
Prepaid expenses and other current assets	2,729,599	1,838,683
Total current assets	37,490,234	18,840,657
Property and equipment, net	87,910	41,203
Intangible assets, net	19,922,742	75,000
Related party license agreements	132,100	132,100
Goodwill	16,696,021	—
Right-of-use assets	547,910	128,877
Total assets	$74,876,917	$19,217,837
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$7,562,273	$3,094,579
Accrued expenses	3,822,880	4,458,096
Related party liabilities	52,500	46,500
Lease liabilities, current portion	303,442	109,145
Total current liabilities	11,741,095	7,708,320
Lease liabilities	277,142	46,730
Total liabilities	12,018,237	7,755,050
Mezzanine Equity
Series A preferred stock, $0.001 par value, 110,000 shares authorized and 50,000 shares issued and outstanding at March 31, 2026.	49,337,533	—
Total mezzanine equity	49,337,533	—
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2026 and December 31, 2025; 11,301,096 issued and 10,925,218 outstanding at March 31, 2026; and 11,071,096 issued and 10,694,765 outstanding at December 31, 2025.	10,925	10,695
Additional paid-in capital	123,129,813	122,822,613
Accumulated deficit	(109,619,591)	(111,370,521)
Total stockholders’ equity	13,521,147	11,462,787
Total liabilities, mezzanine equity, and stockholders’ equity	$74,876,917	$19,217,837

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Sales, net	$13,941,552	$11,654,159
Cost of goods sold	(9,298,313)	(6,772,619)
Gross profit	4,643,239	4,881,540
General and administrative
Salaries, wages, and benefits	1,599,571	1,158,155
Other general and administrative	2,279,161	1,085,609
Total general and administrative expenses	3,878,732	2,243,764
Sales and marketing
Marketing and advertising	2,395,734	1,731,036
Selling	1,299,479	1,055,570
Related party marketing agreements	90,236	69,189
Total sales and marketing expenses	3,785,449	2,855,795
Total operating expenses	7,664,181	5,099,559
Operating loss	(3,020,942)	(218,019)
Other income	46,833	74,448
Loss before income taxes	(2,974,109)	(143,571)
Income tax benefit (expense)	4,725,039	(12,611)
Net income (loss)	$1,750,930	$(156,182)
Net income (loss) attributable to common stockholders	$1,317,116	$(156,182)
Net income (loss) per share:
Basic	$0.12	$(0.02)
Diluted	$0.11	$(0.02)
Weighted-average shares of common stock outstanding used in computing net income (loss) per share of common stock, basic	10,784,560	10,345,495
Weighted-average shares of common stock outstanding used in computing net income (loss) per share of common stock, diluted	11,608,427	10,345,495

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Mezzanine Equity		Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2026	—	$—	10,694,765	$10,695	$122,822,613	$(111,370,521)	11,462,787
Stock-based compensation	—	—	—		371,952	—	371,952
Common stock issuances, net of taxes	—	—	132,953	133	(103,022)	—	(102,889)
Stock options exercised	—	—	97,500	97	136,578	—	136,675
Series A preferred stock issued	50,000	50,000,000	—	—	—	—	—
Series A preferred stock issuance costs	—	(760,775)	—	—	—	—	—
Accretion of paid-in-kind preferred dividends	—	98,308	—	—	(98,308)	—	(98,308)
Net income	—	—	—	—	—	1,750,930	1,750,930
Balances, March 31, 2026	50,000	$49,337,533	10,925,218	10,925	$123,129,813	$(109,619,591)	$13,521,147

	Mezzanine Equity		Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2025	—	$—	10,292,374	$10,292	$121,304,884	$(108,118,310)	$13,196,866
Stock-based compensation	—	—	—	—	508,410	—	508,410
Common stock issuances, net of taxes	—	—	117,656	118	(233,899)	—	(233,781)
Stock options exercised	—	—	19,000	19	15,441	—	15,460
Net loss	—	—	—	—	—	(156,182)	(156,182)
Balances, March 31, 2025	—	$—	10,429,030	10,429	$121,594,836	$(108,274,492)	$13,330,773

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$1,750,930	$(156,182)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	171,667	66,521
Stock-based compensation	371,952	508,410
Provision for inventory obsolescence	(19,553)	101,715
Deferred income tax benefit (release of valuation allowance)	(4,745,333)	—
Other operating activities, net	52,402	24,575
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	427,249	(556,239)
Inventory	(1,615,931)	(3,638,003)
Prepaid expenses and other current assets	987,646	576,688
Operating lease liability	(27,286)	(26,492)
Accounts payable	7,525	1,032,391
Accrued expenses	(1,199,928)	751,038
Related party liabilities	6,000	40,834
Net cash from operating activities	(3,832,660)	(1,274,744)
Cash flows from investing activities
Purchase of property and equipment	(3,878)	(72,214)
Acquisition of a business, net of cash acquired (Note 2)	(40,203,669)	—
Net cash from investing activities	(40,207,547)	(72,214)
Cash flows from financing activities
Common stock issuances, net of taxes	(136,589)	(19,292)
Stock option exercises	136,675	15,460
Preferred stock issuances	50,000,000	—
Preferred stock issuance costs	(760,775)	—
Net cash from financing activities	49,239,311	(3,832)
Net change in cash and cash equivalents	5,199,104	(1,350,790)
Cash, cash equivalents, and restricted cash, beginning of period	5,320,600	8,514,152
Cash, cash equivalents, and restricted cash, end of period	$10,519,704	$7,163,362
Supplemental disclosures of non-cash activities
Accretion of paid-in-kind preferred dividends	$98,308	$—
Prepaid expenses paid for with a short-term financing arrangement included in accrued expenses	$25,846	$83,379
Deferred common stock issuance costs included in accrued expenses at the beginning of the year	$238,517	$—
Taxes withheld to cover net issuances of incentive stock awards included in accrued expenses at the beginning of the year	$33,700	$214,489

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

1. Summary of Significant Accounting Policies and Estimates

Financial Statement Preparation

The accompanying unaudited consolidated condensed financial statements (the “balance sheet(s),” “statement(s) of operations,” “statement(s) of stockholders' equity,” and “statement(s) of cash flows,” collectively, the “financial statements”) include the accounts of Laird Superfood, Inc., a Nevada corporation, and its wholly owned subsidiaries, Navitas LLC (“Navitas”), Global Superfoods Corp (“GSC”), and Picky Bars, LLC (collectively, the “Company,” or “Laird Superfood”). In management's opinion, the financial statements contain all adjustments, which are normal recurring adjustments, necessary for a fair presentation of the Company's financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods presented in this report.

Segment information is prepared on the same basis that the Company's Chief Executive Officer, who is deemed to be the Company's Chief Operating Decision Maker (the “CODM”), reviews financial information for operational decision-making purposes. The Company has one reportable segment. See Note 13 for information on the Company's segment.

The financial statements and related financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026. The financial information as of  December 31, 2025 was derived from the audited consolidated financial statements and notes for the fiscal year ended December 31, 2025 included in Item 8 of the 2025 Form 10-K. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the footnotes and management's discussion and analysis of the consolidated financial statements in the 2025 Form 10-K. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

The Company's historical results are not necessarily indicative of future operating results, and the operating results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2026 or any other period.

2. Business Combinations

Navitas Acquisition

On March 12, 2026 (the “Navitas Closing Date”), the Company acquired all of the issued and outstanding units of Navitas LLC (“Navitas”), a Delaware limited liability company, and all of the issued and outstanding capital stock of Global Superfoods Corp (“GSC”), a holding company with no operations whose sole purpose is to hold units of Navitas, pursuant to that certain Securities Purchase Agreement, dated December 21, 2025 (the “Acquisition Agreement”), by and among the Company, Encore Consumer Capital Fund II, LP (“Encore”), The Ira and Joanna Haber Family Trust, Dated October 5, 2015, and Advantage Capital Agribusiness Partners, L.P. (collectively, the “Navitas Sellers”). The Transactions were approved by the Company’s stockholders at a special meeting held on March 11, 2026.

Navitas is a leading premium organic superfood brand founded in 2003, offering high-quality organic superfoods across natural and conventional grocery, club, and e-commerce channels. The Company acquired Navitas to expand its product portfolio and distribution reach in the premium natural and functional foods market, accelerating its strategy to build a scaled positive nutrition platform.

The aggregate consideration paid to the Navitas Sellers was $40.9 million in cash, reflecting an initial purchase price of $38.5 million, as adjusted for post-closing working capital adjustments pursuant to the terms of the Acquisition Agreement, and the Company's payment of incremental acquisition-related transactions costs of the Navitas Sellers. The Navitas Acquisition was funded with proceeds from the concurrent private placement of $50.0 million of the Series A Preferred Stock to the Investor, affiliates of Nexus. The results of Navitas’s operations have been included in the Company’s condensed consolidated financial statements from the Navitas Closing Date.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Accounting Treatment

The Navitas Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed are recognized at their estimated fair values as of the Navitas Closing Date. The excess of consideration transferred over the estimated fair value of net identifiable assets acquired is recorded as goodwill.

Preliminary Purchase Price Allocation

The purchase price allocation set forth below is preliminary. The Navitas Closing Date was March 12, 2026, nineteen days prior to the end of the quarter, and the Company has not yet completed its valuation of all assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation no later than March 12, 2027. Any adjustments to the preliminary estimates will be recognized retrospectively as adjustments to the opening balance sheet amounts within the measurement period permitted under ASC 805.

The following table summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the Navitas Closing Date:

Consideration
Cash	$40,881,978
Fair value of total consideration transferred	$40,881,978
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents, and restricted cash	$678,309
Accounts receivable, net	3,452,000
Inventory	7,918,762
Prepaid expenses and other current assets	2,142,925
Property and equipment, net	62,238
Intangible assets, net	20,000,000
Right-of-use assets	447,510
Total assets acquired	34,701,744
Accounts payable	4,460,169
Accrued expenses	862,775
Lease liabilities, current portion	179,005
Lease liabilities	268,505
Deferred tax liabilities	4,745,333
Total liabilities assumed	10,515,787
Total identifiable net assets	24,185,957
Goodwill	$16,696,021

Certain amounts noted above are preliminary and subject to change during the respective measurement period (up to one year from the acquisition date) as we obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed. The primary preliminary estimates that are not yet finalized relate to certain assets and liabilities assumed, identifiable intangible assets, income taxes and residual goodwill.

Goodwill of $16.7 million represents the excess of consideration transferred over the preliminary estimated fair value of net identifiable assets acquired and reflects the expected synergies from combining the operations of Navitas with those of the Company, including expanded omnichannel distribution, enhanced supply chain capabilities, and the strategic value of Navitas’s established brand and consumer relationships in the organic superfoods category. Goodwill arising from the Navitas Acquisition is not expected to be deductible for U.S. federal income tax purposes. The purchase price included approximately $4.7 million of deferred tax liabilities. Because the Company has a full valuation allowance on its deferred taxes, a corresponding discrete release of the valuation allowance was required as of March 31, 2026, which resulted in an income tax benefit of $4.7 million during the three months ended March 31, 2026.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Acquired Intangible Assets

The following table summarizes the components of identifiable intangible assets acquired as of the Navitas Closing Date:

	Estimated Useful Life	Fair Value
Brand names	10 years	$15,000,000
Distributor relationships	10 years	4,000,000
Product portfolio	5 years	1,000,000
Total intangible assets acquired		$20,000,000

Acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which have a weighted-average useful life of approximately 9.8 years. Amortization expense for acquired intangible assets is expected to be approximately $2.1 million annually.

Acquisition-Related Costs

The Company incurred acquisition-related transaction costs of approximately $1.3 million during the three months ended March 31, 2026, recorded within general and administrative expenses in the condensed consolidated statements of operations.

Post-Acquisition Results

From the Navitas Closing Date through March 31, 2026, Navitas contributed net revenues of approximately $1.6 million and net income of approximately $0.2 million to the Company’s condensed consolidated results of operations.

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma financial information presents the combined results of the Company and Navitas as if the Navitas Acquisition had occurred on January 1, 2025:

	Three Months Ended March 31,
	2026	2025
Sales, net	$24,305,063	$20,674,941
Net loss	$(502,428)	$(2,505,486)

The pro forma results reflect adjustments for amortization of acquired intangible assets, tax impacts, elimination of intercompany transactions, and removal of Navitas historical interest expense, as if incurred on January 1, 2025. This supplemental information is presented for informational purposes only and is not necessarily indicative of what the consolidated results of operations would have been had the Navitas Acquisition occurred on January 1, 2025, nor is it indicative of future consolidated results.

3. Mezzanine Equity

On the Navitas Closing Date, in connection with the Navitas Acquisition, the Company issued and sold 50,000 shares of its Series A Preferred Stock to the Investor, at a purchase price of $1,000 per share, for aggregate gross proceeds of $50.0 million and net proceeds of approximately $49.2 million after deducting issuance costs of approximately $0.8 million. The Company has authorized 110,000 shares of its Series A Preferred Stock, of which 50,000 shares were issued and outstanding as of March 31, 2026,

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Pursuant to the terms of the Investment Agreement, the Company has the option, subject to certain conditions, to require the Investor to purchase an aggregate of 60,000 additional shares of its Series A Preferred Stock at $1,000 per share (the "Additional Shares"), provided that the decision to require the Investor to purchase the Additional Shares be approved by a majority of the disinterested directors of the board of directors of the Company (the "Board") and any funding of the Additional Shares be used to fund substantially concurrent strategic transactions.

The material terms of the Series A Preferred Stock, as set forth in the Certificate of Designation of the Series A Preferred Stock (the "Certificate of Designation"), are summarized below.

●	Ranking. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights on the distribution of assets upon liquidation, dissolution or winding up of the Company. No shares of parity or senior securities were outstanding at March 31, 2026.

●	Dividends. The Series A Preferred Stock accrues cumulative dividends, payable in kind, at an annual rate of 5.00% of the accumulated stated value, compounded quarterly. The dividend rate steps down to 0.00% on the fifth anniversary of the Navitas Closing Date. Holders also participate, on an as-converted basis, in any cash dividend declared on the common stock. Accrued dividends are added to the accumulated stated value and are reflected in the accretion of the carrying value of the Series A Preferred Stock to its maximum redemption value described under “Redemption” below.

●	Liquidation. Upon any liquidation, dissolution or winding up of the Company, each holder of Series A Preferred Stock is entitled to receive, before any distribution to holders of common stock, a per-share amount equal to the greater of (i) the accumulated stated value plus accrued dividends and the remaining dividends that would accrue through the fifth anniversary of the Navitas Closing Date, and (ii) the amount the holder would have received on an as-converted basis (the “Repurchase Price”).

●	Conversion. Each share of Series A Preferred Stock is convertible at the option of the holder into common stock at an initial conversion price of $3.57 per share, subject to customary anti-dilution adjustments. Following the 30-month anniversary of the Navitas Closing Date, the Company may cause a mandatory conversion of all outstanding shares if specified trading-price, trading-volume, trailing EBITDA and liquidity conditions are satisfied, as set forth in the Certificate of Designation.

●	Redemption. The Series A Preferred Stock is redeemable at the Repurchase Price upon (i) a Fundamental Change (which includes a 50% change of beneficial ownership of the common stock, specified mergers or sales of substantially all assets, stockholder approval of a plan of liquidation or dissolution, and a delisting from specified national securities exchanges), at the option of the holder; (ii) at any time on or after the seventh anniversary of the Navitas Closing Date, at the option of the holder; and (iii) automatically upon an Insolvency Event. Because redemption upon a Fundamental Change and the holder optional redemption on or after the seventh anniversary are contingent events not solely within the Company’s control, the Series A Preferred Stock is classified outside of permanent equity as mezzanine equity in accordance with ASC 480-10-S99-3A and Rule 5-02.27 of Regulation S-X.

●	Voting. Holders of Series A Preferred Stock vote with the holders of common stock as a single class on an as-converted basis. Certain actions by the Company, including amendments to the Certificate of Designation that are adverse to the holders and the creation or issuance of parity or senior securities, require the prior written approval of the holders of a majority of the outstanding Series A Preferred Stock.

Because the Series A Preferred Stock becomes redeemable at the holder’s option on the seventh anniversary of the Navitas Closing Date based solely on the passage of time, the Company has concluded that it is probable of becoming redeemable and, in accordance with ASC 480-10-S99-3A, has elected to accrete the carrying value of the Series A Preferred Stock to its maximum redemption value using the interest method over the period to the holder’s first redemption date. Under this method, the initial carrying value of $49.2 million is accreted to the maximum redemption value of $64.1 million on a prospective basis over 30 quarterly periods ending on the seventh anniversary of the Navitas Closing Date, using an initial effective annual rate of approximately 3.71%. Subsequent changes in the estimated maximum redemption value, if any, will be accounted for prospectively as changes in estimate. Accretion is recorded as a reduction of retained earnings (or, in the absence of retained earnings, additional paid-in capital) and a corresponding increase in the carrying value of the Series A Preferred Stock. For the three months ended March 31, 2026, the Company recognized $0.1 million of accretion.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

4. Cash, Cash Equivalents, and Restricted Cash

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets as of:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$10,246,832	$5,106,093
Restricted cash	272,872	214,507
Total cash, cash equivalents, and restricted cash	$10,519,704	$5,320,600

Amounts in restricted cash represent those that are required to be set aside by contractual agreements which either require the Company to utilize the funds only for specific, contractually identified purposes, or are restricted to collateralize borrowings against company credit cards.

5. Inventory

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

	March 31,	December 31,
	2026	2025
Raw materials and packaging	$8,880,259	$4,278,451
Finished goods	8,456,156	3,503,718
Total Inventory	$17,336,415	$7,782,169

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessments, which are charged to cost of goods sold. For the three months ended March 31, 2026 and 2025, the Company recorded ($19.6) thousand and $101.7 thousand, respectively, of inventory obsolescence and disposal costs.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

6. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of consideration transferred over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has a single reporting unit and performs its goodwill impairment test at the consolidated level. There were no goodwill impairments during the three months ended March 31, 2026 or March 31, 2025, and the Company has not recognized any cumulative goodwill impairments as of March 31, 2026.

The changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows:

Balance, January 1, 2026	$—
Goodwill acquired in the Navitas Acquisition	16,696,021
Measurement period adjustments	—
Impairments	—
Balance, March 31, 2026	$16,696,021

The goodwill acquired in the Navitas Acquisition is allocated to the Company’s single reporting unit and reflects the expected synergies from combining the operations of Navitas with those of the Company, including expanded omnichannel distribution, enhanced supply chain capabilities, and the strategic value of Navitas’s established brand and consumer relationships in the organic superfoods category. See Note 2 for additional information regarding the Navitas Acquisition. The measurement period for the Navitas Acquisition remains open as of March 31, 2026, and the amounts recorded are preliminary and subject to adjustment during the measurement period, which will not exceed one year from the acquisition date.

Intangible Assets

Intangible assets are comprised of the following as of:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand names (10 years)	$15,060,000	$(121,613)	$14,938,387	$60,000	$(22,500)	$37,500
Distributor relationships (10 years)	4,000,000	(20,430)	3,979,570	—	$—	—
Product portfolios (5-10 years)	1,060,000	(55,215)	1,004,785	$60,000	$(22,500)	37,500
Other intangible assets (3 years)	131,708	(131,708)	—	131,708	(131,708)	—
Definite-lived intangible assets	20,251,708	(328,966)	19,922,742	251,708	(176,708)	75,000
Related party license agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$20,383,808	$(328,966)	$20,054,842	$383,808	$(176,708)	$207,100

The weighted-average remaining useful life of all the Company’s intangible assets is 9.7 years. For the three months ended March 31, 2026 and 2025, amortization expense was $152.3 thousand and $45.1 thousand, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The estimated amortization expense for each of the next five years and thereafter is as follows:

2026 (excluding the three months ended March 31, 2026)	1,605,000
2027	2,100,000
2028	2,100,000
2029	2,100,000
2030	2,100,000
Thereafter	9,917,742
Total	$19,922,742

7. Income Taxes

A reconciliation of current and deferred income tax (benefit) expense for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Current income tax:
Federal	$—	$—
State	20,293	12,611
Total current income tax	20,293	12,611
Deferred income tax:
Federal	(3,597,209)	—
State	(1,148,123)	—
Total deferred income tax	(4,745,332)	—
Total income tax (benefit) expense	$(4,725,039)	$12,611

Current income tax expense in both periods consists of state income and franchise taxes; the Company had a tax net loss in each period and therefore recorded no current federal income tax. The Company has recorded a current state income tax payable of approximately $3.7 thousand and $3.0 thousand as of  March 31, 2026 and December 31, 2025, respectively.

Effective Tax Rate

The Company's effective tax rate was 158.9% for the three months ended March 31, 2026, compared to (8.8)% for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 differed from the U.S. federal statutory rate of 21% primarily due to a discrete income tax benefit recognized in connection with the Navitas Acquisition, partially offset by the continuing full valuation allowance on the Company's net deferred tax assets and the effect of state and local income taxes. Excluding the discrete item described below, the Company's effective tax rate for the three months ended March 31, 2026 would have been substantially zero, reflecting the continuing full valuation allowance on the Company's net deferred tax assets. The effective tax rate for the three months ended March 31, 2025, was driven by current state and local income and franchise taxes.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Discrete Tax Benefit Related to the Navitas Acquisition

In connection with the Navitas Acquisition on March 12, 2026 (see Note 2, Business Combinations), the Company recorded $4.7 million of acquired net deferred tax liabilities, consisting principally of deferred tax liabilities on identifiable intangible assets recognized in the preliminary purchase price allocation. The acquired deferred tax liabilities provide a source of future taxable income that is available to support realization of the Company's pre-existing deferred tax assets. As a result, in accordance with ASC 740-10-30-18, the Company released a corresponding portion of its valuation allowance during the three months ended March 31, 2026, resulting in a discrete income tax benefit of $4.7 million. This benefit was recorded in the period in which the underlying acquisition occurred and is not reflected in the Company's estimated annual effective tax rate.

Valuation Allowance

The Company continues to maintain a full valuation allowance against its net deferred tax assets. Management has determined that, after considering all available positive and negative evidence, including the Company's history of cumulative losses, projected future taxable income, and the reversal patterns of existing taxable and deductible temporary differences, it is more likely than not that the Company's net deferred tax assets will not be realized. The Company will continue to evaluate the realizability of its deferred tax assets in future periods and will adjust the valuation allowance when sufficient positive evidence indicates that all or a portion of the deferred tax assets are more likely than not to be realized.

Unrecognized Tax Benefits

There were no material changes to the Company's gross unrecognized tax benefits during the three months ended March 31, 2026.

For additional information on the Company's accounting policies for income taxes, components of deferred tax assets and liabilities, net operating loss and tax credit carryforwards, and open tax years, see Note 9 to the consolidated financial statements in the 2025 Form 10-K.

8. Stock Incentive Plan

The Company's stock-based compensation awards are issued under the Laird Superfood, Inc. 2020 Equity Incentive Plan (as amended, the "2020 Plan"). For a description of the 2020 Plan, including the types of awards permitted, share authorization, vesting terms, and the methodologies used to determine the grant-date fair value of stock options and other awards, see Note 10 to the consolidated financial statements in the 2025 Form 10-K. There were no amendments to the 2020 Plan during the three months ended March 31, 2026.

Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation:

	Three Months Ended
	March 31, 2026	March 31, 2025
Cost of goods sold	$8,220	$971
General and administrative	348,904	489,342
Sales and marketing	14,828	18,097
Total stock-based compensation	$371,952	$508,410

As of March 31, 2026, total unrecognized compensation cost related to non-vested stock-based awards was approximately $2.4 million, expected to be recognized over a weighted-average period of approximately 2.7 years. For additional information regarding outstanding awards, vesting terms, and remaining contractual life, see Note 10 to the consolidated financial statements in the 2025 Form 10-K.

During the three months ended March 31, 2026, the Company granted 24,000 restricted stock units ("RSUs") with a weighted-average grant-date fair value of $2.58 per share, determined based on the closing price of the Company's common stock on the grant date. No stock options or shares of restricted stock were granted during the three months ended March 31, 2026.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

9. Net Income (Loss) per Share

The Company computes basic and diluted earnings (loss) per share using the two-class method because the Series A Preferred Stock is a participating security that contractually participates with the Company’s common stock in any cash dividend or other distribution declared on the common stock on an as-converted basis. See Note 3 for a description of the terms of the Series A Preferred Stock, the Investment Agreement, and the related board designation rights. The Series A Preferred Stock does not have a contractual obligation to share in the Company’s losses.

Under the two-class method, net income is allocated between common stockholders and the holders of the Series A Preferred Stock (“Series A Preferred Stockholder”) based on their respective participation rights, and is computed using the more dilutive of (i) the two-class method with dilutive common share equivalents included in the denominator, with a corresponding reallocation of undistributed earnings, or (ii) the if-converted method, which adds preferred-as-converted shares to both the numerator (adding back preferred dividends) and the denominator. For the three months ended March 31, 2026, the two-class method was more dilutive.

For periods in which the Company reports a net loss, no portion of the loss is allocated to the Series A Preferred Stock. Net loss attributable to common stockholders is adjusted for accretion of the Series A Preferred Stock to its maximum redemption value, which is treated as a deemed dividend to the Series A Preferred Stockholders and reduces income available to common stockholders. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period, including employee stock options, restricted stock units, and common shares issuable on an as-converted basis upon conversion of the Series A Preferred Stock, using the treasury stock method or the if-converted method, as applicable. Potentially dilutive securities are excluded from the diluted loss per share computation when their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2026	2025
Numerator
Net income (loss)	$1,750,930	$(156,182)
Less: Accretion of paid-in-kind preferred dividends	(98,308)	—
Undistributed earnings (loss)	1,652,622	(156,182)
Allocation to common stockholders	78.5%	100.0%
Undistributed earnings (loss) - common	1,296,978	(156,182)
Distributed earnings (preferred dividends to common)	—	—
Net income (loss) attributable to common - basic	1,296,978	(156,182)
Reallocation of undistributed earnings (diluted)	20,138	—
Net income (loss) attributable to common - diluted	$1,317,116	$(156,182)
Denominator
Weighted average common shares - basic	10,784,560	10,345,495
Dilutive effect - incentive stock plan awards (1)	823,867	—
Weighted average common shares - diluted	11,608,427	10,345,495
Net income (loss) per common share
Basic	$0.12	$(0.02)
Diluted	$0.11	$(0.02)
Anti-dilutive shares excluded
Incentive stock plan awards (2)	—	2,577,217
Series A Preferred Stock (as-converted) (3)	2,956,738	—

(1) Computed under the treasury stock method using the average closing price of $2.81 per share for the three months ended March 31, 2026. In the three months ended March 31, 2025, all outstanding equity awards were anti-dilutive due to the net loss position.

(2) In the three months ended March 31, 2025, the Company reported a net loss and therefore all 2,577,217 potential common shares underlying outstanding stock options and RSUs were excluded from the diluted computation as their inclusion would be anti-dilutive.

(3) In the three months ended March 31, 2026, diluted EPS was computed using the two-class method, which was more dilutive than the if-converted method. Because the two-class method was used, the 2,956,738 weighted average as-converted preferred shares are excluded from the diluted denominator. The Series A Preferred Stock was convertible into an aggregate of 14,005,602 shares of common stock. No Series A Preferred was outstanding in the comparative 2025 period.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

10. Concentrations

The following table details the concentration of vendor accounts payable balances in excess of 10% of total accounts payable at each period:

	March 31,	December 31,
	2026	2025
Vendor A	*	17%
Vendor B	13%	14%
Vendor C	*	10%
Vendor D	23%	*
Total	36%	41%

* Less than 10%.

The following table details the concentration of customer accounts receivable balances in excess of 10% of total trade accounts receivable at each period:

	March 31,	December 31,
	2026	2025
Customer A	36%	23%
Customer B	15%	30%
Customer C	15%	25%
Total	66%	78%

The following table details the concentration of sales to specific customers in excess of 10% of total gross sales for each period:

	Three Months Ended March 31,
	2026	2025
Customer A	21%	18%
Customer B	*	18%
Customer C	18%	11%
Total	39%	47%

* Less than 10%.

During the periods presented below, the Company purchased a substantial portion of raw materials, packaging, and tolling from certain key suppliers. The following table details the concentration of purchases from specific suppliers in excess of 10% of total purchases:

	Three Months Ended March 31,
	2026	2025
Supplier A	11%	15%
Supplier B	22%	12%
Supplier C	14%	*
Supplier D	*	11%
Supplier E	*	12%
Total	47%	50%

* Less than 10%.

During the periods presented below, the Company purchased a substantial portion of raw materials and packaging originating from certain key geographical regions. The following table details the concentration of purchases from specific regions in excess of 10% of total purchases:

	Three Months Ended March 31,
	2026	2025
Country A	14%	22%
Country B	14%	*
Country C	*	19%
Total	28%	41%

* Less than 10%.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

11. Related Parties

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

License Agreements

See Note 13 to the consolidated financial statements in the 2025 Form 10-K for a description of the License and Preservation Agreement with Mr. Hamilton and Ms. Reece. There have been no changes to the agreement during the three months ended March 31, 2026.

Marketing Services

On October 26, 2022, the Company executed an influencer agreement with Ms. Reece to provide certain marketing services for the Company for a term ending December 31, 2025, with an option to renew for one-year terms. In connection with these services, the Company recognized advertising expenses totaling $90.2 thousand and $69.2 thousand for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, amounts payable to Ms. Reece of $52.5 thousand and $46.5 thousand, respectively, are included in related party liabilities in the balance sheets.

Nexus Capital Management LP — Controlling Stockholder

Gateway Superfood NSSIII Investment, LLC and Gateway Superfood NSSIV Investment, LLC (collectively, the “Investor”), each an affiliate of Nexus, are related parties of the Company. Nexus serves as investment manager to the Investor and may be deemed an indirect beneficial owner of the securities held thereby. Damian Giangiacomo, Michael Cohen, and Daniel Flesh are the owners of Nexus Capital Management LP and its general partner entities. Michael Cohen serves as a member of the Company's Board of Directors as a Nexus designee.

Following the issuance of Series A Convertible Preferred Stock at the Initial Closing on March 12, 2026 and the Subsequent Closing on April 21, 2026 (see Note 15 — Subsequent Events), affiliates of Nexus hold an aggregate of 110,000 shares of Series A Convertible Preferred Stock, representing beneficial ownership of approximately 73.8% of the Company's common stock on a fully diluted, as-converted basis. As a result of this ownership, the Company is a “controlled company” within the meaning of the NYSE American Company Guide and is exempt from certain NYSE American corporate governance requirements otherwise applicable to listed companies.

See Note 3 — Mezzanine Equity for a description of the terms of the Series A Convertible Preferred Stock, the Investment Agreement, and the related board designation rights.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

12. Revenue Recognition

As reflected in the table below, in accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended March 31,
	2026		2025
	$	% of Total	$	% of Total
Coffee solutions	$11,693,464	84%	$9,936,026	85%
Functional foods	4,789,748	34%	3,606,107	31%
Gross sales	16,483,212	118%	13,542,133	116%
Shipping income	115,079	1%	122,274	1%
Discounts and promotional activity	(2,656,739)	(19)%	(2,010,248)	(17)%
Sales, net	$13,941,552	100%	$11,654,159	100%

The Company generates revenue through two channels: e-commerce and wholesale, which is summarized below for the periods presented:

	Three Months Ended March 31,
	2026		2025
	$	% of Total	$	% of Total
E-commerce	$6,469,759	46%	$6,213,116	53%
Wholesale	7,471,793	54%	5,441,043	47%
Sales, net	$13,941,552	100%	$11,654,159	100%

Receivables from contracts with customers, net of estimated allowances for credit losses from non-payment as well as for trade promotional contracts with wholesale customers, are included in accounts receivable. Contract liabilities include deferred revenue, customer deposits, rewards programs, and refund liabilities, and are included in accrued expenses. All contract liabilities as of December 31, 2025, were recognized in net sales during the three months ended March 31, 2026. For the periods presented below, the balances of receivables from contracts with customers and contract liabilities were as follows:

	January 1,	December 31,	March 31,
	2025	2025	2026
Accounts receivable, net	$1,762,911	$3,899,205	$6,904,516
Contract liabilities	$(348,869)	$(309,953)	$(353,163)

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

13. Reportable Segment

See Note 16 to the consolidated financial statements in the 2025 Form 10-K for additional information on the Company’s segment reporting.

The CODM assesses segment performance and allocates resources based on consolidated net income (loss). Significant segment expenses that would require disclosure are costs of goods sold, general and administrative, marketing and advertising, and selling. Other segment information includes other income, depreciation and amortization, stock-based compensation, income tax expense, and other extraordinary or unusual items, which are utilized to reconcile net income (loss) to adjusted EBITDA. The CODM uses consolidated net income to assess operating performance as compared to prior results, annual operating plans, iterative periodic forecasts, and our competitors. The CODM uses this information to allocate future operating and capital expenditures. The measure of segment assets is reported on the consolidated balance sheets as total assets.

On March 13, 2026, the Company completed its acquisition of substantially all of the assets of Navitas, as further described in Note 2. The Company is in the process of integrating Navitas into its consolidated operations and expects integration to be substantially complete during the third quarter of 2026. Resource allocation decisions continue to be made at the consolidated enterprise level driven by the Company's overall strategy and identified commercial opportunities.

The following table reconciles consolidated net loss to consolidated adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$1,750,930	$(156,182)
Adjusted for:
Depreciation and amortization	171,667	66,521
Stock-based compensation	371,952	508,410
Income tax (benefit) expense	(4,725,039)	12,611
Other income	(46,833)	(74,448)
Business combination and integration (a)	1,333,455	—
Adjusted EBITDA	$(1,143,868)	$356,912

(a) On December 21, 2025, the Company entered into an agreement to acquire Navitas and GSC. The Company incurred professional fees related to this business combination in the three months ended March 31, 2026. See Note 2 for more information on the Navitas Acquisition.

14. Commitments and Contingencies

Purchase Commitments

Certain raw materials are purchased from suppliers under non-cancelable purchase contracts. The terms of the contracts consist of an agreed-upon quantity and price for the materials to be purchased. If the agreed-upon quantity is not purchased during the term of the contract, the Company will be obligated to the supplier for the difference between the contracted price and the market price received by the supplier on the quantity not purchased. Total estimated outstanding commitments were approximately $9.0 million as of March 31, 2026. There were no outstanding commitments as of  December 31, 2025. The Company expects to fulfill all purchase commitments during the normal course of business.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

15. Subsequent Events

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are available to be issued. The Company has evaluated events and transactions subsequent to March 31, 2026 for potential recognition of disclosure in the financial statements and determined that there were no such subsequent events aside from those described below.

Terrasoul Acquisition and Subsequent Closing of Series A Preferred Stock

On April 21, 2026 (the "Terrasoul Closing Date"), the Company completed its acquisition (the "Terrasoul Acquisition") of all of the issued and outstanding equity interests of Terrasoul Superfoods, LLC ("Terrasoul") from Superfoods Seller LLC (the "Terrasoul Seller") pursuant to that certain Securities Purchase Agreement, dated April 21, 2026 (the "Terrasoul Acquisition Agreement"), by and among the Company, Terrasoul, and the Terrasoul Seller.

Terrasoul is a vertically integrated, branded superfoods platform offering a portfolio of products including nuts, seeds, dried fruits, powders, baking ingredients, and functional beverage mix-ins. Terrasoul sources ingredients globally, processes and packages products in-house, and distributes through e-commerce, foodservice, and retail channels. The Company acquired Terrasoul to expand its product portfolio, broaden its distribution footprint, and further its strategy of building a scaled platform in the superfoods and functional nutrition category.

The aggregate consideration for the Terrasoul Acquisition consists of (i) $48.0 million in cash paid at closing, subject to customary post-closing purchase price adjustments, and (ii) contingent consideration of up to $5.0 million payable in cash upon the achievement of specified contribution margin performance milestones during the 2026 calendar year. The Terrasoul Acquisition was funded with the proceeds of the Subsequent Closing described below.

On the Terrasoul Closing Date, and concurrently with the closing of the Terrasoul Acquisition, the Company exercised its option under the Investment Agreement (as defined in Note 3) and completed the issuance ("Subsequent Issuance") and sale of 60,000 shares of Series A Preferred Stock (the "Subsequent Preferred Stock") to Gateway Superfood NSSIII Investment, LLC ("Gateway III") and Gateway Superfood NSSIV Investment, LLC ("Gateway IV" and, together with Gateway III, the "Investor"), each an affiliate of Nexus, at $1,000 per share for aggregate gross proceeds of $60.0 million (the "Subsequent Closing"). The exercise of the option was approved by a majority of the disinterested directors of the Board of Directors on March 27, 2026, in accordance with the terms of the Investment Agreement. The proceeds from the Subsequent Issuance were used to fund the cash consideration paid in the Terrasoul Acquisition.

The Subsequent Preferred Stock was issued on the same terms as the 50,000 shares of Series A Preferred Stock issued at the initial closing on March 12, 2026, including the initial conversion price of $3.57 per share. Pursuant to the terms of the Investment Agreement, the conversion price for the Subsequent Preferred Stock  may be adjusted if the NYSE American "Minimum Price" measured at the time the Company delivered the Additional Shares Purchase Notice was above $3.57; as the market price of the Company's common stock was below $3.57 at the time of such notice, the initial conversion price of $3.57 per share governs. An aggregate of 16,806,722 shares of common stock are issuable upon conversion of the Subsequent Preferred Stock. See Note 3 — Mezzanine Equity for a description of the terms of the Series A Convertible Preferred Stock and the Investment Agreement.

Following the Subsequent Issuance, the Investor holds an aggregate of 110,000 shares of Series A Preferred Stock, representing potential conversion into an aggregate of 30,812,325 shares of common stock, or approximately 73.8% of the Company's common stock on an as-converted basis, based on 10,925,218 shares of common stock outstanding as of March 31, 2026. See Note 11 for a description of the Company's relationship with affiliates of Nexus.

The initial accounting for the Terrasoul Acquisition is incomplete as of the date these financial statements are available to be issued. The Company has not yet completed the valuations necessary to estimate the fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, inventory, property and equipment, contingent consideration, and the resulting goodwill, or to finalize the related income tax effects. Accordingly, a preliminary purchase price allocation, the amounts of revenue and earnings of Terrasoul included in the Company's consolidated results since the Terrasoul Closing Date, and the supplemental pro forma information required by ASC 805-10-50 have not been presented. The Company expects to disclose this information in its consolidated financial statements for subsequent interim and annual periods as the measurement period progresses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Laird Superfood, Inc. (together with its wholly owned subsidiaries on a consolidated basis, the "Company," "Laird Superfood," "our," "us," or "we") is a supplement to and should be read in conjunction with the unaudited consolidated condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and the section titled “Risk Factors” included herein and in the 2025 Form 10-K.

Overview

Laird Superfood creates clean, minimally processed, functional foods, many of which incorporate adaptogens which may be beneficial in reducing stress, improving energy levels, enhancing mental performance, mood regulation, and immune system support. Our primary products include (i) coffee solutions and (ii) functional foods. Consumer preferences within the evolving food and beverage industry are shifting away from sugar-laden food and beverage products, as well as those containing highly processed and artificial ingredients. Our long-term goal is to build and scale a widely recognized brand that authentically focuses on recognizable ingredients, nutritional density, and functionality, which we believe will allow us to maximize penetration of a multi-billion-dollar opportunity in the grocery market. We generate revenue through two channels: e-commerce and wholesale.

Our e-commerce channel consists of (i) our direct-to-consumer ("DTC") business, which includes sales through lairdsuperfood.com, navitasorganics.com, and pickybars.com, and (ii) Amazon.com. Our websites offer an authentic brand experience for our consumers that drive engagement through educational content. These platforms also provide us with direct consumer feedback for future product development. We view our proprietary database of customers ordering directly from our website as a strategic asset, as it enhances our ability to develop long-term relationships with these customers. We believe the content on our websites allows Laird Superfood to educate our consumers on the benefits of our products and ingredients, while providing a positive customer experience. We believe this experience leads to higher retention rates among repeat customers and subscribers, as evidenced by the fact that repeat customers accounted for approximately 77% of DTC sales for the three months ended March 31, 2026 and 2025.

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

For the three months ended March 31, 2026 and 2025, the e-commerce channel made up 46% and 53% of our net sales, respectively. For the three months ended March 31, 2026 and 2025, the wholesale channel made up 54% and 47% of our net sales, respectively. The shift towards Wholesale is consistent with our strategy to expand our retail distribution footprint. As our business continues to shift toward wholesale, quarter-to-quarter variability may increase due to the timing of larger orders from key customers, however, long-term, we remain confident in the underlying demand trends in this channel.

Net sales increased to $13.9 million for the three months ended March 31, 2026 ("Q1 2026"), from $11.7 million for the three months ended March 31, 2025 ("Q1 2025"). Wholesale net sales in Q1 2026 increased by 37% compared to Q1 2025 driven primarily by distribution expansion and improved velocities at shelf. E-commerce channel sales for Q1 2026 increased by 4% compared to Q1 2025, primarily due to growth on Amazon.

Recent Developments

The Navitas Acquisition

On the Navitas Closing Date, we completed the Navitas Acquisition, pursuant to the terms of the Navitas Acquisition Agreement following the receipt of approval from our stockholders, we acquired (i) all of the issued and outstanding units of Navitas from the Navitas Sellers and (ii) all of the issued and outstanding capital stock of GSC, from Encore for a purchase price of $38.5 million in cash, subject to customary purchase price adjustments, including a working capital adjustment. GSC is a holding company with no operations whose purpose is to hold units of Navitas.

The Nexus Investment

On the Navitas Closing Date and concurrently with the closing of the Navitas Acquisition, we completed the transactions contemplated by the Investment Agreement entered into by and among the Company and the Investor, with the Investor being an affiliate of Nexus, pursuant to which the Investor purchased an aggregate of 50,000 initial shares (the “Initial Shares”) of Series A Preferred Stock (“Series A Preferred Stock”) at a purchase price of $1,000 per share for gross proceeds of $50.0 million at closing (the “Nexus Investment”). The net proceeds from the Nexus Investment were subsequently used to complete the Navitas Acquisition (the Nexus Investment together with the Navitas Acquisition, the “Transactions”). For additional information regarding the Investment Agreement, see the information under the heading “Liquidity and Capital Resources.”

Board Appointments

We approved changes to our Board in connection with the Transactions. As of the Navitas Closing Date, the number of directors serving on the Board was increased to nine, and we appointed Doug Behrens, Michael Cohen, Kayla Dean Obia, and Kristin Patrick as representatives nominated by Nexus (the “Nexus Designees”), with Grant LaMontagne remaining on the Board and being considered the fifth Nexus Designee. In the future, the number of Nexus representatives will adjust proportionately to Nexus’s ownership thresholds, subject to applicable law and stock exchange rules.

The Terrasoul Acquisition

On the Terrasoul Closing Date, we completed the Terrasoul Acquisition for a purchase price of (i) $48.0 million in cash, subject to customary purchase price adjustments, and (ii) contingent consideration of up to $5.0 million in cash payable upon the achievement of specified performance-based milestones following the Terrasoul Closing Date. Terrasoul is a vertically integrated, branded superfoods platform offering a portfolio of products including nuts, seeds, dried fruits, powders, baking ingredients, and functional beverage mix-ins, sourced globally and processed and packaged in-house. We acquired Terrasoul to expand our product portfolio, broaden our distribution footprint across e-commerce, foodservice, and retail channels, and further our strategy of building a scaled platform in the superfoods and functional nutrition category.

The Subsequent Issuance

On the Terrasoul Closing Date, we concurrently completed the Subsequent Issuance pursuant to the exercise of our option under the Investment Agreement to require the Investor to purchase the Additional Shares, as approved by a majority of the disinterested directors of the Board on March 27, 2026. The net proceeds from the Subsequent Issuance were used to fund the Terrasoul Acquisition. An aggregate of 16,806,722 shares of Common Stock may be issued upon conversion of the shares of Series A Preferred Stock issued in the Subsequent Issuance. For additional information regarding the Investment Agreement, see the information under the heading “Liquidity and Capital Resources.”

Our Strategy and Key Factors Affecting our Future Performance

There have been no material changes to our strategy or key factors affecting our future performance from those described in Item 7 of the 2025 Form 10-K.

Components of Results of Operations

The components of our results of operations are described in Item 7 of the 2025 Form 10-K and have not changed during the three months ended March 31, 2026.

Results of Operations

Comparison of Q1 2026 and Q1 2025

For the periods indicated, the following table sets forth results of operations and the increase or decrease therewith:

	Three Months Ended March 31,		$	Percent
	2026	2025	Change	Change
Sales, net	$13,941,552	$11,654,159	$2,287,393	20%
Cost of goods sold	(9,298,313)	(6,772,619)	(2,525,694)	37%
Gross profit	4,643,239	4,881,540	(238,301)	(5)%
Gross margin	33.3%	41.9%
General and administrative	3,878,732	2,243,764	1,634,968	73%
Sales and marketing	3,785,449	2,855,795	929,654	33%
Total operating expenses	7,664,181	5,099,559	2,564,622	50%
Operating loss	(3,020,942)	(218,019)	(2,802,923)	1286%
Other income	46,833	74,448	(27,615)	(37)%
Loss before income taxes	(2,974,109)	(143,571)	(2,830,538)	1972%
Income tax benefit (expense)	4,725,039	(12,611)	4,737,650	(37568)%
Net income (loss)	$1,750,930	$(156,182)	$1,907,112	(1221)%

	Three Months Ended March 31,		$	Percent
	2026	2025	Change	Change
Sales, net	$13,941,552	$11,654,159	$2,287,393	20%

The increase in net sales during Q1 2026 was driven primarily by the acquisition of Navitas, which contributed $1.6 million of net sales during the quarter. The wholesale channel grew 37%, which was driven by the addition of Navitas wholesale revenues, distribution expansion, product assortment expansion in grocery and club stores, and velocity growth in our key categories. The e-commerce channel grew 4% year-over-year, driven by the addition of Navitas e-commerce sales, and strong Amazon sales growth, partially offset by a decline in DTC sales.

	Three Months Ended March 31,			Percent
	2026	2025	Change	Change
Cost of goods sold	$(9,298,313)	$(6,772,619)	$(2,525,694)	37%

The increase in cost of goods sold during Q1 2026 was driven primarily by growth in sales volume, inflationary commodity costs, and tariffs.

	Three Months Ended March 31,		$	Percent
	2026	2025	Change	Change
Gross profit	$4,643,239	$4,881,540	$(238,301)	(5)%

Gross margin contracted 8.6 percentage points to 33.3% in Q1 2026 from 41.9% in the prior year period. Approximately 5.4 percentage points year-over-year was attributable to unfavorable channel and product mix, inflationary commodity costs, as well the impact of import tariffs on certain input costs. Approximately 3.2 percentage points of this contraction was driven by a timing-related inventory costing benefit in the prior year period that did not recur.

	Three Months Ended March 31,		$	Percent
	2026	2025	Change	Change
Operating expenses
General and administrative	$3,878,732	$2,243,764	$1,634,968	73%
Sales and marketing	3,785,449	2,855,795	929,654	33%
Total operating expenses	$7,664,181	$5,099,559	$2,564,622	50%

The increase in general and administrative expenses during Q1 2026 was primarily driven by $1.3 million of costs incurred related to the Navitas Acquisition, $0.1 million of amortization expense related to Navitas acquisition intangible assets, and increased personnel costs.

The increase in sales and marketing expenses during Q1 2026 was driven by media spend, agency fees, and selling costs on higher sales volume.

	Three Months Ended March 31,		$	Percent
	2026	2025	Change	Change
Other income	$46,833	$74,448	$(27,615)	(37)%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The decrease in other income during Q1 2026 was driven by decreases in dividend income on money market funds, as the amounts carried in those accounts decreased on average.

	Three Months Ended March 31,		$	Percent
	2026	2025	Change	Change
Income tax benefit (expense)	$4,725,039	$(12,611)	$4,737,650	(37568)%

The income tax benefit during Q1 2026 was driven by a discrete, non-recurring release of our valuation allowance in connection with the Navitas Acquisition, whereby approximately $4.7 million of net deferred tax liabilities were acquired. The income tax expense in the prior year related to state and local income taxes.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Cash flows provided by (used in):	2026	2025
Operating activities	$(3,832,660)	$(1,274,744)
Investing activities	(40,207,547)	(72,214)
Financing activities	49,239,311	(3,832)
Net change in cash, cash equivalents, and restricted cash	$5,199,104	$(1,350,790)

The increase in cash used in operating activities for Q1 2026 was driven primarily by the payment of costs incurred in relation to the Navitas Acquisition, as well as strategic investment into working capital.

Cash used in investing activities for Q1 2026 consisted primarily of consideration paid in the acquisition of Navitas.

Cash provided by financing activities for Q1 2026 consisted primarily of the proceeds from the private placement of Series A Preferred Stock, as well as stock option exercises, offset in part by payroll taxes paid related to net issuances of stock awards.

Liquidity and Capital Resources

As of March 31, 2026, we had an accumulated deficit of $109.6 million. We may incur additional operating losses as we execute our strategy to invest in the growth of our business, reinvesting any incremental profit into future top-line sales growth while holding cash reserves largely flat. We will continue to seek opportunities to optimize spending, expand gross margins, and free up cash flow through efficient working capital management. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering, our prior lines of credit, term loans, and from our core operating activities. Our historical uses of cash have primarily consisted of cash used in operating activities and working capital needs.

As of March 31, 2026 and December 31, 2025, we had $10.5 million and $5.3 million, respectively, of cash-on-hand, and total net working capital of $25.7 million and $11.1 million, respectively, for the same periods. As of March 31, 2026, we had access to up to $2.0 million of advances under our factoring Agreement, of which none had been utilized as of the date of this report.

On March 12, 2026, we completed the Transactions, pursuant to which (i) the Investor purchased the Initial Shares of Series A Preferred Stock at a purchase price of $1,000 per share for gross proceeds of $50.0 million at closing and (ii) the Company acquired Navitas for a purchase price of $40.9 million. Pursuant to the terms of the Investment Agreement, the Company had the option, subject to certain conditions, to require the Investor to purchase the Additional Shares, provided that the decision to require the Investor to purchase the Additional Shares be approved by a majority of the disinterested directors of the Board and any funding of the Additional Shares be used to fund substantially concurrent strategic acquisitions.

As of March 31, 2026, we had no significant unused sources of liquid assets outside of our working capital, aside from any potential future proceeds from the issuance of the Additional Shares following the Nexus Investment.

On April 20, 2026, we exercised our option to require the Investor to purchase the Additional Shares in connection with the Terrasoul Acquisition. Upon closing the transaction, we had approximately $8.0 million of additional cash that can be used to support the working capital of the combined enterprise.

Our future capital requirements will depend on many factors, including our growth rate, the continued expansion of sales and marketing activities, the enhancement of our product platforms, the introduction of new products, acquisition activity, as well as economic and market trends. Recent and expected working and other capital requirements, in addition to the matters above, also include the items described below:

●	We have lease arrangements for corporate office space. As of March 31, 2026, we had fixed lease payment obligations of $0.6 million, with $0.3 million payable within 12 months.

●	As of March 31, 2026, $11.4 million of current liabilities were accrued related to short-term operating activities and personnel costs, excluding the aforementioned current lease liabilities.

●

Marketing and advertising expenditures, including related party advertising costs, were $2.5 million in Q1 2026 and $1.8 million in Q1 2025. We expect to continue to invest in these activities as part of the strategic expansion of sales volume, however, we have made strategic shifts to reduce and improve the efficacy of future customer acquisition costs.

●	We have non-cancelable purchase contracts with certain raw material vendors. Total estimated outstanding commitments were approximately $9.0 million as of March 31, 2026. See Note 14 for further information on these purchase contracts.

●

The prices of various commodities, such as coffee, have increased in the last twelve months. These inflationary pressures have impacted our working capital and our margins. Should this trend continue, our margins could be further impacted.

We continue to monitor macroeconomic trends and uncertainties such as inflation of commodity costs, the effects of tariffs, and the potential imposition of modified or additional tariffs, which may have adverse effects on net sales and margins. As a result of the tariffs announced by the U.S. presidential administration, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we have experienced some commodity cost volatility and anticipate that there could be increased supply chain challenges and consumer and economic uncertainty due to rapid changes in global trade policies in the future. Based on preliminary analysis of the potential effects of the announced tariffs and these other factors, we do not expect these factors to result in a material negative effect on our net sales or profitability in the near future. To date, we have elected to acquire additional inventory in advance of anticipated future tariff implementations, which has impacted our cash balances as of March 31, 2026, but which is not expected to meaningfully impact our cash balances long-term. However, we are continuing to evaluate these factors and their potential effects as well as our ability to potentially offset all or a portion of cost increases through pricing actions and cost savings efforts for fiscal year 2026 planning. Economic pressures on customers and consumers, including the challenges of high inflation and the effects of increased tariffs, may negatively affect our net sales and profitability in the future.

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from those disclosed in Item 7 of the 2025 Form 10-K, aside from the following:

Business Combinations

We account for business combinations under the acquisition method in accordance with ASC 805. Consideration transferred is allocated to the assets acquired and liabilities assumed at their acquisition-date fair values, with any excess recorded as goodwill. Acquisition-related transaction costs are expensed as incurred and included in general and administrative expenses.

Determining the fair value of acquired identifiable intangible assets — principally brand names, customer and distributor relationships, and product portfolios — requires significant management judgment. We typically engage independent valuation specialists and apply the income approach (including the multi-period excess earnings and relief-from-royalty methods), the market approach, or the cost approach, as appropriate. Key assumptions include projected revenue growth and margins, customer and distributor attrition rates, royalty rates, contributory asset charges, useful lives, and discount rates. Changes in these assumptions could result in materially different fair values, with corresponding effects on intangible assets, goodwill, deferred income taxes, and future amortization expense.

The initial accounting for a business combination may be incomplete at the reporting date. In such cases, we record provisional amounts and adjust them during the measurement period (not to exceed one year from the acquisition date) as new information about acquisition-date facts and circumstances becomes available.

During the three months ended March 31, 2026, we completed the acquisition of Navitas LLC and recorded a preliminary allocation of the approximately $40.9 million purchase price, including $20.0 million of identifiable intangible assets and $16.7 million of goodwill. The Navitas allocation is preliminary and remains subject to measurement-period adjustments. The accounting for our subsequent acquisition of Terrasoul, completed on April 21, 2026, is incomplete. See Notes 2 and 15 for additional information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, and under the oversight of the Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to a material weakness in our internal controls over financial reporting described below. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal controls over financial reporting, the consolidated financial statements in Quarterly Report on Form 10-Q fairly presents, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

Management's Remediation Plan

Prior to March 31, 2026, management implemented a system-level configuration change that enforces segregation of duties within the journal entry approval workflow in a manner designed to address the risk pathways identified. While management believes that the changes enacted will remediate the design deficiency, management will continue to test and monitor the impacts of the changes enacted to ensure that the design is operating effectively prior to concluding whether it has been fully remediated.

Changes in Internal Control over Financial Reporting

Notwithstanding the aforementioned remediation activities, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The new remedial controls were in place as of March 31, 2026, but had not been operating long enough to be tested for operating effectiveness.

Part II. Other Information

Item 1. Legal Proceedings.

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the 2025 Form 10-K during the three months ended March 31, 2026. This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors previously described in the Company's 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 12, 2026, the Company issued and sold 50,000 shares of its Series A Preferred Stock, convertible at the option of the holder into common stock at an initial conversion price of $3.57 per share, subject to customary anti-dilution adjustments, at a purchase price of $1,000 per share, for aggregate gross proceeds of $50.0 million, to the Investor, pursuant to the Investment Agreement described in Note 3 to the unaudited consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The shares of Series A Preferred Stock were issued in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The purchasers represented that they were “accredited investors” as defined in Rule 501 of Regulation D and that they were acquiring the Series A Preferred Stock for investment purposes and not with a view to, or for resale in connection with, any distribution thereof in violation of the Securities Act. No form of general solicitation or general advertising was used in connection with the offer and sale of the Series A Preferred Stock.

The net proceeds of approximately $49.2 million from the sale of the Series A Preferred Stock were used to fund a portion of the cash purchase price for the Navitas Acquisition, which closed concurrently on March 12, 2026, and for related fees and expenses. See Note 3 to the unaudited consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company's directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

5.1	Advisory Agreement dated April 21, 2026, by and among Laird Superfood, Inc. and Dennis Botts.	8-K		5.1	04/21/2026

10.1	Securities Purchase Agreement dated April 21, 2026, by and among Laird Superfood, Inc., Terrasoul Superfoods, LLC and Terrasoul Seller.	8-K		10.1	04/21/2026

10.2	Restrictive Covenant Agreement dated April 21, 2026, by and among Laird Superfood, Inc., Dennis Botts, Amy Botts, Jerry Collins and Mark Miller.	8-K		10.2	04/21/2026

21.1	Subsidiaries of the Registrant.
*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Laird Superfood, Inc.
(Registrant)

Date: May 14, 2026	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: May 14, 2026	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer
(Principal Financial and Accounting Officer)