Form 10-Q
period 2026-06-30
Laird Superfood, Inc.
filed 2026-08-13
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026 the registrant had 11,192,884 shares of common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets
Cash, cash equivalents, and restricted cash	$23,201,214	$5,320,600
Accounts receivable, net	10,783,385	3,899,205
Inventory	28,268,002	7,782,169
Prepaid expenses and other current assets	3,082,104	1,838,683
Total current assets	65,334,705	18,840,657
Property and equipment, net	2,722,198	41,203
Intangible assets, net	42,131,047	207,100
Goodwill	31,824,649	—
Right-of-use assets	3,703,181	128,877
Total assets	$145,715,780	$19,217,837
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$8,517,899	$3,094,579
Accrued expenses	8,018,984	4,458,096
Related party liabilities	29,500	46,500
Contingent consideration	4,117,000	—
Lease liabilities, current portion	769,016	109,145
Total current liabilities	21,452,399	7,708,320
Lease liabilities	2,988,817	46,730
Total liabilities	24,441,216	7,755,050
Mezzanine equity
Series A preferred stock, $0.001 par value, 110,000 shares authorized and 110,000 shares issued and outstanding at June 30, 2026.	110,246,852	—
Total mezzanine equity	110,246,852	—
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2026 and December 31, 2025; 11,483,127 issued and 11,106,796 outstanding at June 30, 2026; and 11,071,096 issued and 10,694,765 outstanding at December 31, 2025.	11,107	10,695
Additional paid-in capital	122,441,277	122,822,613
Accumulated deficit	(111,424,672)	(111,370,521)
Total stockholders’ equity	11,027,712	11,462,787
Total liabilities, mezzanine equity, and stockholders’ equity	$145,715,780	$19,217,837

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales, net	$41,294,184	$11,990,842	$55,235,736	$23,645,001
Cost of goods sold	(28,779,184)	(7,209,839)	(38,077,497)	(13,982,458)
Gross profit	12,515,000	4,781,003	17,158,239	9,662,543
General and administrative
Salaries, wages, and benefits	1,352,799	1,185,639	2,952,370	2,343,794
Other general and administrative	5,898,949	1,017,124	8,178,110	2,102,733
Total general and administrative expenses	7,251,748	2,202,763	11,130,480	4,446,527
Sales and marketing
Marketing and advertising	3,247,989	1,903,250	5,733,959	3,703,475
Selling	3,879,068	1,074,467	5,178,547	2,130,037
Total sales and marketing expenses	7,127,057	2,977,717	10,912,506	5,833,512
Total operating expenses	14,378,805	5,180,480	22,042,986	10,280,039
Operating loss	(1,863,805)	(399,477)	(4,884,747)	(617,496)
Other income	56,474	45,561	103,307	120,009
Loss before income taxes	(1,807,331)	(353,916)	(4,781,440)	(497,487)
Income tax benefit (expense)	2,250	(8,262)	4,727,289	(20,873)
Net loss	$(1,805,081)	$(362,178)	$(54,151)	$(518,360)
Less: Accretion of paid-in-kind preferred dividends	(974,319)	—	(1,072,627)	—
Net loss attributable to common stockholders	$(2,779,400)	$(362,178)	$(1,126,778)	$(518,360)
Net loss per share:
Basic	$(0.25)	$(0.03)	$(0.10)	$(0.05)
Diluted	$(0.25)	$(0.03)	$(0.10)	$(0.05)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic and diluted	11,019,387	10,517,528	10,904,337	10,431,987

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Mezzanine Equity		Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2026	—	$—	10,694,765	$10,695	$122,822,613	$(111,370,521)	11,462,787
Stock-based compensation	—	—	—	—	371,952	—	371,952
Common stock issuances, net of taxes	—	—	132,953	133	(103,022)	—	(102,889)
Stock options exercised	—	—	97,500	97	136,578	—	136,675
Series A preferred stock issued	50,000	50,000,000	—	—	—	—	—
Series A preferred stock issuance costs	—	(760,775)	—	—	—	—	—
Accretion of paid-in-kind preferred dividends	—	98,308	—	—	(98,308)	—	(98,308)
Net income	—	—	—	—	—	1,750,930	1,750,930
Balances, March 31, 2026	50,000	$49,337,533	10,925,218	10,925	$123,129,813	$(109,619,591)	$13,521,147
Stock-based compensation	—	—	—	—	280,537	—	280,537
Common stock issuances, net of taxes	—	—	95,744	96	(55,624)	—	(55,528)
Stock options exercised	—	—	85,834	86	60,870	—	60,956
Series A preferred stock issued	60,000	60,000,000	—	—	—	—	—
Series A preferred stock issuance costs	—	(65,000)	—	—	—	—	—
Accretion of paid-in-kind preferred dividends	—	974,319	—	—	(974,319)	—	(974,319)
Net loss	—	—	—	—	—	(1,805,081)	(1,805,081)
Balances, June 30, 2026	110,000	$110,246,852	11,106,796	11,107	$122,441,277	$(111,424,672)	$11,027,712

	Mezzanine Equity		Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2025	—	$—	10,292,374	$10,292	$121,304,884	$(108,118,310)	$13,196,866
Stock-based compensation	—	—	—	—	508,410	—	508,410
Common stock issuances, net of taxes	—	—	117,656	118	(233,899)	—	(233,781)
Stock options exercised	—	—	19,000	19	15,441	—	15,460
Net loss	—	—	—	—	—	(156,182)	(156,182)
Balances, March 31, 2025	—	$—	10,429,030	10,429	$121,594,836	$(108,274,492)	$13,330,773
Stock-based compensation	—	—	—	—	488,576	—	488,576
Common stock issuances, net of taxes	—	—	169,492	169	(88,509)	—	(88,340)
Stock options exercised	—	—	45,939	46	5,064	—	5,110
Net loss	—	—	—	—	—	(362,178)	(362,178)
Balances, June 30, 2025	—	$—	10,644,461	$10,644	$121,999,967	$(108,636,670)	$13,373,941

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(54,151)	$(518,360)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,281,398	125,897
Stock-based compensation	652,489	996,986
Provision for inventory obsolescence	84,087	401,938
Deferred income tax benefit (release of valuation allowance)	(4,745,333)	—
Other operating activities, net	331,029	58,296
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,023,948)	(1,000,807)
Inventory	(338,634)	(5,453,877)
Prepaid expenses and other current assets	1,577,096	460,631
Operating lease liability	(220,988)	(52,984)
Accounts payable	(1,594,552)	588,835
Accrued expenses	1,687,221	268,079
Related party liabilities	(17,000)	23,000
Net cash from operating activities	(2,381,286)	(4,102,366)
Cash flows from investing activities
Purchase of property and equipment	(46,074)	(80,638)
Acquisition of a business, net of cash acquired (Note 2)	(88,871,765)	—
Net cash from investing activities	(88,917,839)	(80,638)
Cash flows from financing activities
Common stock issuances, net of taxes	5,514	(146,373)
Preferred stock issuances	110,000,000	—
Preferred stock issuance costs	(825,775)	—
Net cash from financing activities	109,179,739	(146,373)
Net change in cash, cash equivalents, and restricted cash	17,880,614	(4,329,377)
Cash, cash equivalents, and restricted cash, beginning of period	5,320,600	8,514,152
Cash, cash equivalents, and restricted cash, end of period	$23,201,214	$4,184,775
Supplemental disclosures of non-cash activities
Accretion of paid-in-kind preferred dividends	$1,072,627	$—
Fair value of contingent consideration liability established in the acquisition of a business (Note 2)	$4,070,000	$—
Deferred common stock issuance costs included in accrued expenses at the beginning of the year	$238,517	$—
Change in taxes withheld to cover net issuances of incentive stock awards included in accrued expenses at the beginning of the year	$33,700	$155,178

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

1. Summary of Significant Accounting Policies and Estimates

Financial Statement Preparation

The accompanying unaudited consolidated condensed financial statements (the “balance sheet(s),” “statement(s) of operations,” “statement(s) of stockholders' equity,” and “statement(s) of cash flows,” collectively, the “financial statements”) include the accounts of Laird Superfood, Inc., a Nevada corporation, and its wholly owned subsidiaries, Navitas LLC (“Navitas”), Global Superfoods Corp (“GSC”), Terrasoul Superfoods, LLC (“Terrasoul”) and Picky Bars, LLC (collectively, the “Company,” or “Laird Superfood”). In management's opinion, the financial statements contain all adjustments, which are normal recurring adjustments, necessary for a fair presentation of the Company's financial position and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods presented in this report.

Segment information is prepared on the same basis that the Company's Chief Executive Officer, who is deemed to be the Company's Chief Operating Decision Maker (the “CODM”), reviews financial information for operational decision-making purposes. The Company has one operating and reportable segment. See Note 16 for information on the Company's segment.

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

The Company's historical results are not necessarily indicative of future operating results, and the operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2026 or any other period.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are available to be issued. The Company has evaluated events and transactions subsequent to June 30, 2026 for potential recognition of disclosure in the financial statements and determined that there were no such subsequent events.

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

Preliminary Purchase Price Allocation

The purchase price allocation set forth below is preliminary. The Navitas Closing Date was March 12, 2026, and the Company has not yet completed its valuation of all assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation no later than March 12, 2027. Any adjustments to the preliminary estimates will be recognized retrospectively as adjustments to the opening balance sheet amounts within the measurement period permitted under ASC 805.

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

Goodwill of $16.7 million represents the excess of consideration transferred over the preliminary estimated fair value of net identifiable assets acquired and reflects the expected synergies from combining the operations of Navitas with those of the Company, including expanded omnichannel distribution, enhanced supply chain capabilities, and the strategic value of Navitas’s established brand and consumer relationships in the organic superfoods category. Goodwill arising from the Navitas Acquisition is not expected to be deductible for U.S. federal income tax purposes. The purchase price included approximately $4.7 million of deferred tax liabilities. Because the Company has a full valuation allowance on its deferred taxes, a corresponding discrete release of the valuation allowance was required as of March 31, 2026, which resulted in an income tax benefit of $4.7 million during the six months ended June 30, 2026.

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

Acquisition-Related Costs

The Company incurred acquisition-related transaction costs of approximately $0.6 million and $2.0 million during the three and six months ended June 30, 2026, recorded within general and administrative expenses in the condensed consolidated statements of operations.

Post-Acquisition Results

From the Navitas Closing Date through June 30, 2026, Navitas contributed net sales of approximately $15.9 million and net income of approximately $2.6 million to the Company’s condensed consolidated results of operations.

Terrasoul Acquisition

On April 21, 2026 (the “Terrasoul Closing Date”), the Company completed its acquisition of all of the issued and outstanding equity interests of Terrasoul , a Delaware limited liability company, pursuant to that certain securities purchase agreement, dated April 21, 2026 (the “Terrasoul Acquisition Agreement”), by and among the Company, Terrasoul, and Superfoods Seller LLC (the “Terrasoul Sellers”) and, solely for the purposes of Section 8.16 of the Terrasoul Acquisition Agreement, the Guarantors set forth on Schedule 1 thereto.

The aggregate consideration paid to the Terrasoul Sellers was $54.5 million, consisting of $50.4 million in cash and the acquisition-date fair value of contingent consideration of $4.1 million. The aggregate consideration reflects an initial purchase price of $48.0 million, as adjusted for post-closing working capital adjustments pursuant to the terms of the Terrasoul Acquisition Agreement, and the Company's payment of incremental acquisition-related transactions costs of the Terrasoul Sellers. The Terrasoul Acquisition was funded with proceeds from the concurrent private placement of $60.0 million of the Series A Preferred Stock to the Investor, affiliates of Nexus (the “Subsequent Issuance”). The results of Terrasoul’s operations have been included in the Company’s condensed consolidated financial statements from the Terrasoul Closing Date.

Accounting Treatment

The Terrasoul Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed are recognized at their estimated fair values as of the Terrasoul Closing Date. The excess of consideration transferred over the estimated fair value of net identifiable assets acquired is recorded as goodwill.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Preliminary Purchase Price Allocation

The purchase price allocation set forth below is preliminary. The Terrasoul Closing Date was April 21, 2026, and the Company has not yet completed its valuation of all assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation no later than April 21, 2027. Any adjustments to the preliminary estimates will be recognized retrospectively as adjustments to the opening balance sheet amounts within the measurement period permitted under ASC 805.

The following table summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the Terrasoul Closing Date:

Consideration
Cash	$50,400,315
Contingent consideration (earn-out)	4,070,000
Fair value of total consideration transferred	$54,470,315
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents, and restricted cash	$1,732,219
Accounts receivable, net	2,443,619
Inventory	12,312,524
Prepaid expenses and other current assets	916,109
Property and equipment, net	2,678,028
Intangible assets, net	23,100,000
Right-of-use assets	3,313,741
Total assets acquired	46,496,240
Accounts payable	2,557,703
Accrued expenses	1,283,109
Lease liabilities, current portion	438,462
Lease liabilities	2,875,279
Total liabilities assumed	7,154,553
Total identifiable net assets	39,341,687
Goodwill	$15,128,628

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

Goodwill of $15.1 million represents the excess of consideration transferred over the preliminary estimated fair value of net identifiable assets acquired and reflects the expected synergies from combining the operations of Terrasoul with those of the Company, including in-house production capabilities, expanded omnichannel distribution, enhanced supply chain capabilities, and the strategic value of Terrasoul’s established brand and consumer relationships in the organic superfoods category. Goodwill arising from the Terrasoul Acquisition is expected to be deductible for U.S. federal income tax purposes.

Acquired Intangible Assets

The following table summarizes the components of identifiable intangible assets acquired as of the Terrasoul Closing Date:

	Estimated Useful Life	Fair Value
Brand names	10 years	$19,300,000
Distributor relationships	10 years	2,700,000
Product portfolio	5 years	1,100,000
Total intangible assets acquired		$23,100,000

Acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which have a weighted-average useful life of approximately 9.8 years. Amortization expense for acquired intangible assets is expected to be approximately $2.4 million annually.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Contingent Consideration

Under the Purchase Agreement, the Company is obligated to pay the Seller additional cash consideration of up to $5,000,000 (the “Earn-Out”), contingent on Terrasoul’s Contribution Profit for the year ending December 31, 2026 (the “2026 Contribution Profit”). Contribution Profit is defined in the Purchase Agreement as gross profit less (i) credit card fees, (ii) platform fees, and (iii) advertising, promotion, and marketing expenses. The earn-out period runs from the Closing Date through December 31, 2026. No amount is payable if 2026 Contribution Profit is less than $11,300,000; the earn-out becomes payable beginning at $500,000 once 2026 Contribution Profit equals or exceeds $11,300,000 and increases by $500,000 for each additional $100,000 of 2026 Contribution Profit, up to the maximum of $5,000,000 once 2026 Contribution Profit equals or exceeds $12,200,000. The earn-out is payable in cash following completion of the Company’s audited financial statements for the year ending December 31, 2026, and is expected to be settled in 2027. Because the earn-out is payable to the Seller and is not contingent on continued employment, it is accounted for as contingent consideration and included in consideration transferred, rather than as post-combination compensation expense.

The contingent consideration is classified as a liability and is remeasured to fair value at each reporting date, with changes in fair value recognized in earnings within other income (expenses) on the statements of operations. The undiscounted range of possible outcomes is $0 to $5,000,000. The acquisition-date fair value of $4,070,000 was estimated using a probability-weighted scenario analysis (a Level 3 measurement), under which possible 2026 Contribution Profit outcomes were assigned probabilities and the resulting earn-out payments were discounted to present value using a discount rate of 6.0%. The following table presents the change in the contingent consideration liability from the Closing Date through June 30, 2026:

Contingent consideration liability	Amount
Balance at April 21, 2026 (acquisition-date fair value)	$4,070,000
Change in fair value	47,000
Balance at June 30, 2026	$4,117,000

The fair value of the contingent consideration is sensitive to changes in the significant unobservable inputs, principally the projected 2026 Contribution Profit and the probabilities assigned to each scenario. A significant increase (decrease) in projected 2026 Contribution Profit, or in the probability weighting of higher-outcome scenarios, would result in a higher (lower) fair value of the contingent consideration liability. See Note 4 for more information on the significant unobservable inputs used in the measurement as of June 30, 2026.

Acquisition-Related Costs

The Company incurred acquisition-related transaction costs of approximately $2.8 million during the three and six months ended June 30, 2026, recorded within general and administrative expenses in the condensed consolidated statements of operations.

Post-Acquisition Results

From the Terrasoul Closing Date through June 30, 2026, Terrasoul contributed net sales of approximately $15.2 million and net income of approximately $1.2 million to the Company’s condensed consolidated results of operations.

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma financial information presents the combined results of the Company, Navitas, and Terrasoul, as if the acquisitions had occurred on January 1, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales, net	$45,679,889	$40,144,124	$87,623,039	$76,369,497
Net income (loss)	$147,033	$4,459,993	$(3,994,301)	$4,452,488

The pro forma results reflect adjustments for amortization of acquired intangible assets, tax impacts, elimination of intercompany transactions, and removal of historical interest expense, as if incurred on January 1, 2025. This supplemental information is presented for informational purposes only and is not necessarily indicative of what the consolidated results of operations would have been had the acquisitions occurred on January 1, 2025, nor is it indicative of future consolidated results.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

3. Mezzanine Equity

On the Navitas Closing Date, the Company issued and sold 50,000 of its Series A Preferred Stock to the Investor, at a purchase price of $1,000 per share, for aggregate gross proceeds of $50.0 million and net proceeds of approximately $49.2 million after deducting issuance costs of approximately $0.8 million.

On the Terrasoul Closing Date, the Company issued and sold 60,000 shares of its Series A Preferred Stock to the Investor, at a purchase price of $1,000 per share, for aggregate gross proceeds of $60.0 million and net proceeds of approximately $59.9 million after deducting issuance costs of approximately $0.1 million.

The Company has authorized 110,000 shares of its Series A Preferred Stock, of which 110,000 shares were issued and outstanding as of June 30, 2026.

The material terms of the Series A Preferred Stock, as set forth in the Certificate of Designation of the Series A Preferred Stock (the “Certificate of Designation”), are summarized below.

●

Ranking. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights on the distribution of assets upon liquidation, dissolution or winding up of the Company. No shares of parity or senior securities were outstanding on  June 30, 2026.

●

Dividends. The Series A Preferred Stock accrues cumulative dividends, payable in kind, at an annual rate of 5.00% of the accumulated stated value, compounded quarterly. The dividend rate steps down to 0.00% on the fifth anniversary of  March 11, 2026. Holders also participate, on an as-converted basis, in any cash dividend declared on the common stock. Accrued dividends are added to the accumulated stated value and are reflected in the accretion of the carrying value of the Series A Preferred Stock to its maximum redemption value described under “Redemption” below.

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

●

Conversion. Each share of Series A Preferred Stock is convertible at the option of the holder into common stock at an initial conversion price of $3.57 per share, subject to customary anti-dilution adjustments. Following the 30-month anniversary of March 11, 2026, the Company may cause a mandatory conversion of all outstanding shares if specified trading-price, trading-volume, trailing EBITDA and liquidity conditions are satisfied, as set forth in the Certificate of Designation.

●

Redemption. The Series A Preferred Stock is redeemable at the Repurchase Price upon (i) a Fundamental Change (which includes a 50% change of beneficial ownership of the common stock, specified mergers or sales of substantially all assets, stockholder approval of a plan of liquidation or dissolution, and a delisting from specified national securities exchanges), at the option of the holder; (ii) at any time on or after the seventh anniversary of March 11, 2026, at the option of the holder; and (iii) automatically upon an Insolvency Event. Because redemption upon a Fundamental Change and the holder optional redemption on or after the seventh anniversary are contingent events not solely within the Company’s control, the Series A Preferred Stock is classified outside of permanent equity as mezzanine equity in accordance with ASC 480-10-S99-3A and Rule 5-02.27 of Regulation S-X.

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Because the Series A Preferred Stock becomes redeemable at the holder’s option on the seventh anniversary of March 11, 2026 based solely on the passage of time, the Company has concluded that it is probable of becoming redeemable and, in accordance with ASC 480-10-S99-3A, has elected to accrete the carrying value of the Series A Preferred Stock to its maximum redemption value using the interest method over the period to the holder’s first redemption date. Under this method, the initial carrying value of $109.2 million is accreted to the maximum redemption value of $140.6 million on a prospective basis over 30 quarterly periods ending on the seventh anniversary of March 11, 2026, using an initial weighted average effective annual rate of approximately 3.62%. Subsequent changes in the estimated maximum redemption value, if any, will be accounted for prospectively as changes in estimate. Accretion is recorded as a reduction of retained earnings (or, in the absence of retained earnings, additional paid-in capital) and a corresponding increase in the carrying value of the Series A Preferred Stock. For the three and six months ended June 30, 2026, the Company recognized $1.0 million and $1.1 million, respectively, of accretion.

4. Fair Value Measurements

The Company measures and discloses the fair value of its financial assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value as follows:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

A financial instrument's categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels, if any, as of the end of the reporting period in which the transfer occurs. There were no transfers between levels during the periods presented.

Recurring Fair Value Measurements

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2026 and December 31, 2025:

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$15,277,843	$—	$—	$15,277,843
Total assets at fair value	$15,277,843	$—	$—	$15,277,843
Liabilities:
Contingent consideration	$—	$—	$4,117,000	$4,117,000
Total liabilities at fair value	$—	$—	$4,117,000	$4,117,000

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,853,920	$—	$—	$4,853,920
Total assets at fair value	$4,853,920	$—	$—	$4,853,920

Money market funds are classified within cash and cash equivalents on the condensed consolidated balance sheets and are valued using quoted prices in active markets (Level 1). The Company held no liabilities measured at fair value on a recurring basis as of December 31, 2025.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The contingent consideration liability relates to the earn-out arising from the Terrasoul acquisition and is presented as a separate “Contingent consideration” line item within current liabilities on the condensed consolidated balance sheet. See Note 2, Business Combinations, for additional information regarding the earn-out arrangement.

Changes in Level 3 Fair Value Measurements

The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2026:

Contingent consideration liability	Amount
Balance at December 31, 2025	$—
Contingent consideration recognized in connection with the Terrasoul acquisition	4,070,000
Change in fair value recognized in earnings	47,000
Balance at June 30, 2026	$4,117,000

Changes in the fair value of the contingent consideration liability are recognized in other income (expenses) within the condensed consolidated statements of operations. For the three and six months ended June 30, 2026, the Company recognized a loss of $47,000 related to the change in fair value of the contingent consideration liability.

Valuation Technique and Significant Unobservable Inputs

The fair value of the contingent consideration was estimated using a probability-weighted scenario analysis, under which possible outcomes for the Company's 2026 Contribution Profit (as defined in Note 2) were assigned probabilities and the resulting earn-out payments were discounted to present value. The following table summarizes the significant unobservable inputs used in the Level 3 measurement as of June 30, 2026:

Valuation technique	Unobservable input	Input value
Probability-weighted scenario analysis	Discount rate	6.0%
	Projected 2026 Contribution Profit	$11.3M – 12.2M+
	Scenario probabilities	10% – 60%

The fair value measurement of the contingent consideration is sensitive to changes in the significant unobservable inputs, principally the projected 2026 Contribution Profit and the probabilities assigned to each scenario. A significant increase (decrease) in projected 2026 Contribution Profit, or in the probability weighting assigned to higher-outcome scenarios, would result in a significantly higher (lower) fair value of the contingent consideration liability, subject to the contractual maximum of $5,000,000.

Nonrecurring Fair Value Measurements

Assets acquired and liabilities assumed in a business combination are measured at fair value on a nonrecurring basis as of the acquisition date. The identifiable intangible assets, inventory, property and equipment, and lease-related assets and liabilities recognized in connection with the Terrasoul acquisition were measured using significant unobservable inputs (Level 3). See Note 2, Business Combinations, for further information.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these instruments. The Company had no borrowings outstanding under any credit facility as of June 30, 2026 or December 31, 2025.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

5. Cash, Cash Equivalents, and Restricted Cash

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets as of:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$22,969,047	$5,106,093
Restricted cash	232,167	214,507
Total cash, cash equivalents, and restricted cash	$23,201,214	$5,320,600

Amounts in restricted cash represent those that are required to be set aside by contractual agreements which either require the Company to utilize the funds only for specific, contractually identified purposes, or are restricted to collateralize borrowings against company credit cards.

6. Inventory

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

	June 30,	December 31,
	2026	2025
Raw materials and packaging	$14,632,716	$4,278,451
Finished goods	13,635,286	3,503,718
Total Inventory	$28,268,002	$7,782,169

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessments, which are charged to cost of goods sold. For the three and six months ended June 30, 2026, the Company recorded $101.6 thousand and $84.1 thousand, respectively, of inventory obsolescence and disposal costs. For the three and six months ended June 30, 2025, the Company recorded $300.2 thousand and $401.9 thousand, respectively, of inventory obsolescence and disposal costs.

7. Property, Plant, and Equipment

Property and equipment, net, is comprised of the following as of:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Furniture and office equipment	$369,274	$(272,997)	$96,277	$275,539	$(243,035)	$32,504
Leasehold improvements	199,319	(40,915)	158,404	21,261	(12,562)	8,699
Factory equipment	2,443,175	(47,030)	2,396,145	—	—	—
Construction in progress	71,372	—	71,372	—	—	—
	$3,083,140	$(360,942)	$2,722,198	$296,800	$(255,597)	$41,203

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

8. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of consideration transferred over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has a single reporting unit and performs its goodwill impairment test at the consolidated level. There were no goodwill impairments during the three and six months ended June 30, 2026 or 2025.

The changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows:

Balance, January 1, 2026	$—
Goodwill acquired in the Navitas Acquisition	16,696,021
Goodwill acquired in the Terrasoul Acquisition	15,128,628
Balance, June 30, 2026	$31,824,649

The goodwill acquired in the Navitas and Terrasoul acquisitions are allocated to the Company’s single reporting unit and reflect the expected synergies from combining their operations with those of the Company, including expanded omnichannel distribution, manufacturing capabilities, enhanced supply chain capabilities, and the strategic value of established brand and consumer relationships in the organic superfoods category. See Note 2 for additional information regarding the business combinations. The measurement periods for the Navitas and Terrasoul acquisitions remain open as of June 30, 2026, and the amounts recorded are preliminary and subject to adjustment during the measurement period, which will not exceed one year from the respective acquisition dates.

Intangible Assets

Intangible assets are comprised of the following as of:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand names (10 years)	$34,300,000	$(825,092)	$33,474,908	$60,000	$(22,500)	$37,500
Distributor relationships (10 years)	6,700,000	(172,951)	6,527,049	—	$—	—
Product portfolios (5-10 years)	2,100,000	(103,010)	1,996,990	60,000	(22,500)	37,500
Other intangible assets (3 years)	131,708	(131,708)	—	131,708	(131,708)	—
Definite-lived intangible assets	43,231,708	(1,232,761)	41,998,947	251,708	(176,708)	75,000
Related party license agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$43,363,808	$(1,232,761)	$42,131,047	$383,808	$(176,708)	$207,100

The weighted-average remaining useful life of all the Company’s intangible assets is 9.5 years. For the three and six months ended June 30, 2026, amortization expense was $1.0 million and $1.2 million, respectively. For the three and six months ended June 30, 2025, amortization expense was $35.0 thousand and $80.0 thousand, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The estimated amortization expense for each of the next five years and thereafter is as follows:

2026 (excluding the six months ended June 30, 2026)	2,260,000
2027	4,520,000
2028	4,520,000
2029	4,520,000
2030	4,520,000
Thereafter	21,658,947
Total	$41,998,947

9. Leases

The Company has entered into operating lease agreements for corporate office and warehouse spaces with varying lease terms.

For the periods presented below, the components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating leases
Operating lease cost	$215,679	$23,059	$248,642	$46,119
Variable lease cost	—	—	—	—
Operating lease expense	215,679	23,059	248,642	46,119
Short-term lease rent expense	195,874	117,110	323,054	210,859
Total rent expense	$411,553	$140,169	$571,696	$256,978

As of  June 30, 2026, future minimum payments during the next five years and thereafter are as follows:

2026 (excluding the six months ended June 30, 2026)	509,351
2027	980,563
2028	902,342
2029	762,916
2030	788,193
2031	525,462
Total	4,468,827
Less imputed interest	(710,994)
Operating lease liabilities	$3,757,833

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

10. Income Taxes

A reconciliation of current and deferred income tax (benefit) expense for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Current income tax:
Federal	$—	$—	$—	$—
State	(2,250)	8,262	18,043	20,873
Total current income tax	(2,250)	8,262	18,043	20,873
Deferred income tax:
Federal	—	—	(3,597,209)	—
State	—	—	(1,148,123)	—
Total deferred income tax	—	—	(4,745,332)	—
Total income tax (benefit) expense	$(2,250)	$8,262	$(4,727,289)	$20,873

Current income tax expense in both periods consists of state income and franchise taxes; the Company had a tax net loss in each period and therefore recorded no current federal income tax. The Company has recorded a current state income tax payable of approximately $9.5 thousand and $3.0 thousand as of  June 30, 2026 and December 31, 2025, respectively.

Effective Tax Rate

The Company's effective tax rate was 8729.8% for the six months ended June 30, 2026, compared to (4.0)% for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to a discrete income tax benefit recognized in connection with the Navitas Acquisition, partially offset by the continuing full valuation allowance on the Company's net deferred tax assets and the effect of state and local income taxes. Excluding the discrete item described below, the Company's effective tax rate for the six months ended June 30, 2026 would have been substantially zero, reflecting the continuing full valuation allowance on the Company's net deferred tax assets. The effective tax rate for the six months ended June 30, 2025, was driven by current state and local income and franchise taxes.

Discrete Tax Benefit Related to the Navitas Acquisition

In connection with the Navitas Acquisition on March 12, 2026 (see Note 2, Business Combinations), the Company recorded $4.7 million of acquired net deferred tax liabilities, consisting principally of deferred tax liabilities on identifiable intangible assets recognized in the preliminary purchase price allocation. The acquired deferred tax liabilities provide a source of future taxable income that is available to support realization of the Company's pre-existing deferred tax assets. As a result, in accordance with ASC 740-10-30-18, the Company released a corresponding portion of its valuation allowance during the six months ended June 30, 2026, resulting in a discrete income tax benefit of $4.7 million. This benefit was recorded in the period in which the underlying acquisition occurred and is not reflected in the Company's estimated annual effective tax rate.

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Unrecognized Tax Benefits

There were no material changes to the Company's gross unrecognized tax benefits during the three and six months ended June 30, 2026.

For additional information on the Company's accounting policies for income taxes, components of deferred tax assets and liabilities, net operating loss and tax credit carryforwards, and open tax years, see Note 9 to the consolidated financial statements in the 2025 Form 10-K.

11. Stock Incentive Plan

The Company's stock-based compensation awards are issued under the Laird Superfood, Inc. 2020 Equity Incentive Plan (as amended, the "2020 Plan"). At the Company's Annual Meeting for Stockholders held on June 25, 2026, the Shareholders of the Company approved the 2020 Plan to (i) increase the aggregate number of shares of common stock of the Company available for issuance under the 2020 Plan by 3,876,836 shares, to a total of 6,000,000 shares, (ii) to extend the term of the 2020 Plan to May 22, 2036, and (iii) to modify the 2020 Plan's evergreen provision, by extending such provision an additional two years so that the last increase pursuant to the provision will be made on January 1, 2036, rather than January 1, 2034.

For a description of the 2020 Plan, including the types of awards permitted, share authorization, vesting terms, and the methodologies used to determine the grant-date fair value of stock options and other awards, see Note 10 to the consolidated financial statements in the 2025 Form 10-K.

Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost of goods sold	$1,427	$8,625	$9,647	$9,596
General and administrative	251,253	445,901	600,157	935,243
Sales and marketing	27,857	34,050	42,685	52,147
Total stock-based compensation	$280,537	$488,576	$652,489	$996,986

As of June 30, 2026, total unrecognized compensation cost related to non-vested stock-based awards was approximately $2.1 million, expected to be recognized over a weighted-average period of approximately 2.5 years. For additional information regarding outstanding awards, vesting terms, and remaining contractual life, see Note 10 to the consolidated financial statements in the 2025 Form 10-K.

During the six months ended June 30, 2026, the Company granted 24,000 restricted stock units ("RSUs"), with a weighted-average grant-date fair value of $2.58 per share. During the six months ended June 30, 2025, the Company granted 114,760 restricted stock units ("RSUs"), with a weighted-average grant-date fair value of $5.88 per share. The grant-date fair value is determined based on the closing price of the Company's common stock on the grant date.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

12. Net Loss per Share

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

Under the two-class method, net income is allocated between common stockholders and the holders of the Series A Preferred Stock (“Series A Preferred Stockholder”) based on their respective participation rights, and is computed using the more dilutive of (i) the two-class method with dilutive common share equivalents included in the denominator, with a corresponding reallocation of undistributed earnings, or (ii) the if-converted method, which adds preferred-as-converted shares to both the numerator (adding back preferred dividends) and the denominator. For the three and six months ended June 30, 2026, the if-converted method was more dilutive.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss	$(1,805,081)	$(362,178)	$(54,151)	$(518,360)
Less: Accretion of paid-in-kind preferred dividends	(974,319)	—	(1,072,627)	—
Undistributed loss	(2,779,400)	(362,178)	(1,126,778)	(518,360)
Allocation to common stockholders	100.0%	100.0%	100.0%	100.0%
Undistributed loss - common	(2,779,400)	(362,178)	(1,126,778)	(518,360)
Distributed earnings (preferred dividends to common)	—	—	—	—
Net loss attributable to common - basic	(2,779,400)	(362,178)	(1,126,778)	(518,360)
Reallocation of undistributed earnings (diluted)	—	—	—	—
Net loss attributable to common - diluted	$(2,779,400)	$(362,178)	$(1,126,778)	$(518,360)
Denominator
Weighted average common shares - basic	11,019,387	10,517,528	10,904,337	10,431,987
Dilutive effect - incentive stock plan awards	—	—	—	—
Weighted average common shares - diluted	11,019,387	10,517,528	10,904,337	10,431,987
Net loss per common share
Basic	$(0.25)	$(0.03)	$(0.10)	$(0.05)
Diluted	$(0.25)	$(0.03)	$(0.10)	$(0.05)
Anti-dilutive shares excluded
Incentive stock plan awards (1)	1,620,876	2,451,477	1,620,876	2,451,477
Series A Preferred Stock (as-converted) (3)	26,749,161	—	14,918,675	—

(1) In the three and six months ended June 30, 2026 and 2025, the Company reported a net loss attributable to common shareholders and therefore all 1,620,876 and 2,451,477, respectively, of potential common shares underlying outstanding stock options and RSUs, as well as all shares of Series A Preferred Stock as converted, were excluded from the diluted computation as their inclusion would be anti-dilutive.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

13. Concentrations

The following table details the concentration of vendor accounts payable balances in excess of 10% of total accounts payable at each period:

	June 30,	December 31,
	2026	2025
Vendor A	*	17%
Vendor B	*	14%
Vendor C	*	10%
Vendor D	16%	*
Total	16%	41%

* Less than 10%.

The following table details the concentration of customer accounts receivable balances in excess of 10% of total trade accounts receivable at each period:

	June 30,	December 31,
	2026	2025
Customer A	20%	23%
Customer B	23%	30%
Customer C	*	25%
Customer D	11%	*
Total	54%	78%

* Less than 10%.

The following table details the concentration of sales to specific customers in excess of 10% of total gross sales for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	10%	17%	13%	18%
Customer B	19%	12%	17%	15%
Customer C	*	19%	10%	15%
Customer D	25%	*	19%	*
Total	54%	48%	59%	48%

* Less than 10%.

During the periods presented below, the Company purchased a substantial portion of raw materials, packaging, and tolling from certain key suppliers. The following table details the concentration of purchases from specific suppliers in excess of 10% of total purchases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Supplier A	*	20%	*	17%
Supplier B	10%	24%	14%	17%
Supplier C	12%	*	13%	*
Total	22%	44%	27%	34%

* Less than 10%.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

During the periods presented below, the Company purchased a substantial portion of raw materials and packaging originating from certain key geographical regions. The following table details the concentration of purchases from specific regions in excess of 10% of total purchases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Country A	*	25%	*	23%
Country B	13%	*	11%	*
Country C	20%	*	18%	13%
Total	33%	25%	29%	36%

* Less than 10%.

14. Related Parties

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

License Agreements

See Note 13 to the consolidated financial statements in the 2025 Form 10-K for a description of the License and Preservation Agreement with Mr. Hamilton and Ms. Reece. There have been no changes to the agreement during the three and six months ended June 30, 2026.

Marketing Services

On October 26, 2022, the Company executed an influencer agreement with Ms. Reece to provide certain marketing services for the Company for a term ending December 31, 2025, with an option to renew for one-year terms. In connection with these services, the Company recognized advertising expenses totaling $88.2 thousand and $175.0 thousand for the three and six months ended June 30, 2026, respectively, and $78.0 thousand and $147.2 thousand for the three and six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, amounts payable to Ms. Reece of $29.5 thousand and $46.5 thousand, respectively, are included in related party liabilities in the balance sheets.

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

Following the issuance of Series A Convertible Preferred Stock at the Initial Closing on March 12, 2026 and the Subsequent Closing on April 21, 2026, affiliates of Nexus hold an aggregate of 110,000 shares of Series A Convertible Preferred Stock, representing beneficial ownership of approximately 73.8% of the Company's common stock on a fully diluted, as-converted basis. As a result of this ownership, the Company is a “controlled company” within the meaning of the NYSE American Company Guide and is exempt from certain NYSE American corporate governance requirements otherwise applicable to listed companies.

See Note 3 — Mezzanine Equity for a description of the terms of the Series A Convertible Preferred Stock, the Investment Agreement, and the related board designation rights.

Advisory Agreement

In connection with the Company's acquisition of Terrasoul, the Company entered into an advisory agreement, dated April 21, 2026, with Dennis Botts, who prior to the acquisition was an indirect beneficial owner of 64.66% of the outstanding membership interests in Terrasoul. Under the agreement, Mr. Botts provides advisory services related to the ongoing operation and integration of the Terrasoul business, including transition support, business introductions, and insight on growth and brand development, in exchange for a monthly fee of $62,500 over a two-year term. During the three and six months ended June 30, 2026, the Company incurred expenses of $0.1 million under this agreement, which was included in other general and administrative expenses.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

15. Revenue Recognition

As reflected in the table below, in accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended June 30,
	2026		2025
	$	% of Total	$	% of Total
Coffee solutions	$12,913,036	31%	$10,378,014	87%
Functional foods	13,818,958	33%	3,238,903	27%
Superfood ingredients	20,249,242	49%	61,681	1%
Gross sales	46,981,236	113%	13,678,598	115%
Shipping income	130,551	0%	138,073	1%
Discounts and promotional activity	(5,817,603)	(13)%	(1,825,829)	(16)%
Sales, net	$41,294,184	100%	$11,990,842	100%

	Six Months Ended June 30,
	2026		2025
	$	% of Total	$	% of Total
Coffee solutions	$24,606,365	45%	$20,313,914	86%
Functional foods	16,732,575	30%	6,786,649	29%
Superfood ingredients	22,125,508	40%	120,168	1%
Gross sales	63,464,448	115%	27,220,731	116%
Shipping income	245,630	0%	260,347	1%
Discounts and promotional activity	(8,474,342)	(15)%	(3,836,077)	(17)%
Sales, net	$55,235,736	100%	$23,645,001	100%

The Company generates revenue through two channels: e-commerce and wholesale, which is summarized below for the periods presented:

	Three Months Ended June 30,
	2026		2025
	$	% of Total	$	% of Total
E-commerce	$20,036,590	49%	$6,237,344	52%
Wholesale	21,257,594	51%	5,753,498	48%
Sales, net	$41,294,184	100%	$11,990,842	100%

	Six Months Ended June 30,
	2026		2025
	$	% of Total	$	% of Total
E-commerce	$26,587,499	48%	$12,450,460	53%
Wholesale	28,648,237	52%	11,194,541	47%
Sales, net	$55,235,736	100%	$23,645,001	100%

Receivables from contracts with customers, net of estimated allowances for credit losses from non-payment as well as for trade promotional contracts with wholesale customers, are included in accounts receivable. Contract liabilities include deferred revenue, customer deposits, rewards programs, and refund liabilities, and are included in accrued expenses. All contract liabilities as of December 31, 2025, were recognized in net sales during the six months ended June 30, 2026. For the periods presented below, the balances of receivables from contracts with customers and contract liabilities were as follows:

	January 1,	December 31,	June 30,
	2025	2025	2026
Accounts receivable, net	$1,762,911	$3,899,205	$10,783,385
Contract liabilities	$(348,869)	$(309,953)	$(404,973)

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

16. Reportable Segments

Under ASC 280, Segment Reporting, operating segments are components for which discrete financial information is regularly reviewed by the chief operating decision maker ("CODM") in allocating resources and assessing performance. The Company has one operating and reportable segment: Superfood.

The Superfood segment, which is comprised of the Laird Superfood, Navitas, and Terrasoul brands, sells clean, functional coffee creamers, coffee, tea, and hot chocolate, hydration and beverage-enhancing products, organic superfood ingredients, and functional snacks.

Substantially all revenue is domestic; see Note 15 for revenue by product group and channel. Segment accounting policies are consistent with the Company's significant accounting policies, and there are no intersegment sales. The CODM is the Chief Executive Officer.

The CODM allocates resources and assesses performance using segment net loss. Significant segment expenses regularly provided to the CODM are cost of goods sold, general and administrative, marketing and advertising, and selling; other segment items are other income and income taxes. The CODM also reviews Adjusted EBITDA, which adjusts segment net loss for depreciation and amortization, stock-based compensation, income tax, other income, and business combination and integration costs. Segment assets equal consolidated total assets.

The Company acquired Navitas in March 2026 (operations from March 13, 2026) and Terrasoul in April 2026 (operations from April 22, 2026) and is integrating these brands into the Superfood segment.

Segment results and the reconciliation of net loss to Adjusted EBITDA follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(1,805,081)	$(362,178)	$(54,151)	$(518,360)
Adjusted for:
Depreciation and amortization	1,109,731	59,376	1,281,398	125,897
Stock-based compensation	280,537	488,576	652,489	996,986
Income tax (benefit) expense	(2,250)	8,262	(4,727,289)	20,873
Other income	(56,474)	(45,561)	(103,307)	(120,009)
Business combination and integration (a)	3,465,356	—	4,798,811	—
Adjusted EBITDA	$2,991,819	$148,475	$1,847,951	$505,387
(a) The Company incurred professional fees related to business combination and integration activities in the three and six months ended June 30, 2026.

17. Commitments and Contingencies

Purchase Commitments

Certain raw materials are purchased from suppliers under non-cancelable purchase contracts. The terms of the contracts consist of an agreed-upon quantity and price for the materials to be purchased. If the agreed-upon quantity is not purchased during the term of the contract, the Company will be obligated to the supplier for the difference between the contracted price and the market price received by the supplier on the quantity not purchased. Total estimated outstanding commitments were approximately $3.6 million as of June 30, 2026. There were no outstanding commitments as of  December 31, 2025. The Company expects to fulfill all purchase commitments during the normal course of business.

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

Overview

Laird Superfood is a multi-brand superfoods platform comprised of the Laird Superfood, Navitas Organics, and Terrasoul Superfoods brands. Together, our brands create clean, minimally processed, functional foods, many of which incorporate nutrient-dense superfoods and adaptogens that may be beneficial in reducing stress, improving energy levels, enhancing mental performance, mood regulation, and immune system support. Our primary products include (i) coffee solutions and (ii) functional foods. Consumer preferences within the evolving food and beverage industry are shifting away from sugar-laden food and beverage products, as well as those containing highly processed and artificial ingredients. Our long-term goal is to build and scale a widely recognized superfoods platform that authentically focuses on recognizable ingredients, nutritional density, and functionality, which we believe will allow us to maximize penetration of a multi-billion-dollar opportunity in the grocery market. We generate revenue through two channels: e-commerce and wholesale.

Our e-commerce channel consists of (i) our direct-to-consumer ("DTC") business, which includes sales through lairdsuperfood.com, navitasorganics.com, terrasoul.com, and pickybars.com, (ii) Amazon.com, and (iii) other third-party online marketplaces. Our websites offer an authentic brand experience for our consumers that drives engagement through educational content. These platforms also provide us with direct consumer feedback for future product development. We view our proprietary database of customers ordering directly from our websites as a strategic asset, as it enhances our ability to develop long-term relationships with these customers. We believe the content on our websites allows us to educate our consumers on the benefits of our products and ingredients, while providing a positive customer experience.

Our wholesale channel consists of products sold through various retail outlets, including natural, specialty, and conventional grocery stores, club stores, and food service locations. We believe the diversity of our retail outlets, together with the expanded superfoods portfolio added through our Navitas and Terrasoul acquisitions, represents a strong competitive advantage for Laird Superfood and provides us with a larger total addressable market than would be considered normal for a food brand that is singularly focused on the grocery market.

For the three and six months ended June 30, 2026, the e-commerce channel made up 49% and 48% of our net sales, respectively. For the three and six months ended June 30, 2025, the e-commerce channel made up 52% and 53% of our net sales, respectively. For the three and six months ended June 30, 2026, the wholesale channel made up 51% and 52% of our net sales, respectively. For the three and six months ended June 30, 2025, the wholesale channel made up 48% and 47% of our net sales, respectively. The shift towards Wholesale is consistent with our strategy to expand our retail distribution footprint. As our business continues to shift toward wholesale, quarter-to-quarter variability may increase due to the timing of larger orders from key customers, however, long-term, we remain confident in the underlying demand trends in this channel.

Net sales increased to $41.3 million for the three months ended June 30, 2026 ("Q2 2026"), from $12.0 million for the three months ended June 30, 2025 ("Q2 2025"), driven by the incremental sales of Navitas and Terrasoul, which contributed $29.4 million.

Net sales increased to $55.2 million for the six months ended June 30, 2026 ("YTD 2026"), from $23.6 million for the six months ended June 30, 2025 ("YTD 2025"), driven by the incremental sales of Navitas and Terrasoul, which contributed $31.1 million.

Recent Developments

The Navitas Acquisition

On the Navitas Closing Date, we completed the Navitas Acquisition, pursuant to the terms of the Navitas Acquisition Agreement following the receipt of approval from our stockholders, we acquired (i) all of the issued and outstanding units of Navitas from the Navitas Sellers and (ii) all of the issued and outstanding capital stock of GSC, from Encore for a purchase price of $40.9 million in cash, subject to customary purchase price adjustments, including a working capital adjustment. GSC is a holding company with no operations whose purpose is to hold units of Navitas.

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

Board Appointments

We approved changes to our Board in connection with the Transactions. As of the Navitas Closing Date, the number of directors serving on the Board was increased to nine, and we appointed Doug Behrens, Michael Cohen, Kayla Dean Obia, and Kristin Patrick as representatives nominated by Nexus (the “Nexus Designees”), with Grant LaMontagne remaining on the Board and being considered the fifth Nexus Designee. In the future, the number of Nexus representatives will adjust proportionately to Nexus’s ownership thresholds, subject to applicable law and stock exchange rules. Doug Behrens resigned effective May 18, 2026.

The Terrasoul Acquisition

On the Terrasoul Closing Date, we completed the Terrasoul Acquisition for a purchase price of (i) $50.4 million in cash, subject to customary purchase price adjustments, and (ii) the estimated fair value of contingent consideration of $4.1 million in cash payable upon the achievement of specified performance-based milestones following the Terrasoul Closing Date. Terrasoul is a vertically integrated, branded superfoods platform offering a portfolio of products including nuts, seeds, dried fruits, powders, baking ingredients, and functional beverage mix-ins, sourced globally and processed and packaged in-house. We acquired Terrasoul to expand our product portfolio, broaden our distribution footprint across e-commerce, foodservice, and retail channels, and further our strategy of building a scaled platform in the superfoods and functional nutrition category.

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

Our Strategy and Key Factors Affecting our Future Performance

There have been no material changes to our strategy or key factors affecting our future performance from those described in Item 7 of the 2025 Form 10-K, aside from the following, in light of the acquisitions of Navitas and Terrasoul.

Ability to Integrate Our Acquisitions and Realize Anticipated Synergies

During 2026, we acquired Navitas and Terrasoul. Our future performance will be affected by our ability to successfully integrate these businesses, including their operations, supply chains, information technology and accounting systems, and business processes, on the timeline and at the cost we anticipate. Our performance will also depend on our ability to realize the anticipated benefits and synergies of these acquisitions, including cross-selling opportunities across our brands, combined purchasing and sourcing efficiencies, and shared distribution and fulfillment capabilities. We may not realize these benefits and synergies at all, or within the timeframe we expect, and the integration process may divert management attention or result in unanticipated costs or disruption to our existing business.

Ability to Manage Our Multi-Brand Portfolio

Following our recent acquisitions, we market and sell products under multiple brands, including Laird Superfood, Navitas Organics, and Terrasoul Superfoods, which span a range of product categories, price points, and consumer positioning. Our pace of growth will be affected by our ability to effectively manage this expanded brand portfolio, including allocating marketing and product development resources across brands, maintaining the distinct identity and equity of each brand, and managing potential overlap among products that serve similar consumer needs. A failure to effectively manage our brand portfolio could limit our growth or dilute the value of one or more of our brands.

Ability to Manage Our Global Supply Chain

Our ability to grow and meet future demand will be affected by our ability to adequately plan for and source inventory from a variety of suppliers located inside and outside the United States. We may encounter difficulties in sourcing products. A growing portion of our portfolio, including products sold under the Navitas and Terrasoul brands, depends on our ability to source certified organic ingredients at scale and to obtain and maintain organic and other certifications, such as USDA Organic and Non-GMO certifications, across an expanded number of products and suppliers. The availability, cost, and certification status of these ingredients may be affected by factors outside of our control, and any inability to source qualifying ingredients or to maintain required certifications could adversely affect our ability to meet demand.

Ability to Grow Our Customer Base in both E-commerce and Traditional Wholesale Distribution Channels at a Reasonable Cost

We are continuously growing our customer base through both paid and organic e-commerce channels, as well as by expanding our presence in our wholesale channel through a variety of physical retail outlets and geographical regions. We typically attract new customers in our e-commerce channel through our direct websites, lairdsuperfood.com and pickybars.com, and through Amazon. We also seek to attract new e-commerce customers through paid and unpaid social media, search, display and traditional media. Our products are also sold through a growing number of retail outlets. Customers in our wholesale channel include grocery chains, natural food outlets, club stores, and food service customers. Attracting new customers in physical retail outlets depends on, among other things, paid promotions through retailers, display, and traditional media. We believe an ability to consistently attract and retain customers at a reasonable cost relative to projected life-time value will be a key factor affecting our future performance. With the addition of the Navitas and Terrasoul brands, our growth will also depend on our ability to execute channel rollouts for each brand, including expanding the distribution of newly acquired brands into channels where they are underpenetrated and introducing our existing brands into the e-commerce, online marketplace, and wholesale channels served by the acquired brands. Each of our brands serves a different mix of e-commerce, online marketplace, and wholesale customers, and our ability to consistently and cost-effectively execute these channel expansions across our portfolio will be a key factor affecting our future performance.

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

Cost of Goods Sold

Cost of goods sold includes the cost of raw materials and packaging, co-packing tolling fees, inbound and outbound freight costs, import duties and tariffs, indirect labor, third party labor to store and ship our products, and overhead costs incurred in the production, storage, and distribution of products sold in the period.

Operating Expenses

Our operating expenses consist of general and administrative, research and product development, and sales and marketing expenses, including non-production personnel costs.

Income Taxes

Due to our history of operating losses, we have not historically incurred significant federal income tax expense, and we have continued to owe state and local income taxes. We expect that we may begin to incur federal income tax expense in the future. Our ability to use our net operating loss carryforwards to offset future taxable income may be limited under Section 382 of the Internal Revenue Code as a result of ownership changes, and we are completing a study to determine the extent of any such limitations.

Results of Operations

Comparison of Q2 2026 and Q2 2025

For the periods indicated, the following table sets forth results of operations and the increase or decrease therewith:

	Three Months Ended June 30,		$	Percent
	2026	2025	Change	Change
Sales, net	$41,294,184	$11,990,842	$29,303,342	244%
Cost of goods sold	(28,779,184)	(7,209,839)	(21,569,345)	299%
Gross profit	12,515,000	4,781,003	7,733,997	162%
Gross margin	30.3%	39.9%
General and administrative	7,251,748	2,202,763	5,048,985	229%
Sales and marketing	7,127,057	2,977,717	4,149,340	139%
Total operating expenses	14,378,805	5,180,480	9,198,325	178%
Operating loss	(1,863,805)	(399,477)	(1,464,328)	367%
Other income	56,474	45,561	10,913	24%
Loss before income taxes	(1,807,331)	(353,916)	(1,453,415)	411%
Income tax expense	2,250	(8,262)	10,512	(127)%
Net loss	$(1,805,081)	$(362,178)	$(1,442,903)	398%

	Three Months Ended June 30,		$	Percent
	2026	2025	Change	Change
Sales, net	$41,294,184	$11,990,842	$29,303,342	244%

Net sales increased by 244% to $41.3 million compared to $12.0 million in the corresponding prior year period. The increase was primarily attributable to distribution expansion in retail channel, continued strength in Club and contribution of Navitas and Terrasoul acquisitions.

	Three Months Ended June 30,		$	Percent
	2026	2025	Change	Change
Cost of goods sold	$(28,779,184)	$(7,209,839)	$(21,569,345)	299%

The increase in cost of goods sold during Q2 2026 was driven primarily by the growth in gross sales volume, as well as commodity cost inflation and increased production costs relative to prior periods with the addition of Terrasoul's vertically integrated business model.

	Three Months Ended June 30,		$	Percent
	2026	2025	Change	Change
Gross profit	$12,515,000	$4,781,003	$7,733,997	162%

Gross profit increased 162% to $12.5 million, or 30.3% of net sales as compared to $4.8 million, or 39.9% of net sales in the corresponding prior year period. The gross margin compression was attributable to unfavorable channel and product mix, inflationary commodity costs, and lower margins associated with the Terrasoul brand.

	Three Months Ended June 30,		$	Percent
	2026	2025	Change	Change
Operating expenses
General and administrative	$7,251,748	$2,202,763	$5,048,985	229%
Sales and marketing	7,127,057	2,977,717	4,149,340	139%
Total operating expenses	$14,378,805	$5,180,480	$9,198,325	178%

The increase in general and administrative expenses during Q2 2026 was driven by business combination expenses, costs incurred to integrate the businesses, as well as increased amortization expenses related to the intangible assets identified in the acquisitions of Navitas and Terrasoul.

The increase in sales and marketing expenses during Q2 2026 as a result of the larger scale of the business after the acquisitions of Navitas and Terrasoul. This was driven by variable selling costs on higher sales volume, elevated people costs as we build our team to support the broader organization, and increased marketing costs across both online and retail channels.

	Three Months Ended June 30,		$	Percent
	2026	2025	Change	Change
Other income	$56,474	$45,561	$10,913	24%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The increase in other income during Q2 2026 was driven by increases in dividend income on money market funds, as the amounts carried in those accounts increased on average. This was offset in part by the periodic fair value adjustment on contingent consideration related to the acquisition of Terrasoul.

	Three Months Ended June 30,		$	Percent
	2026	2025	Change	Change
Income tax expense	$2,250	$(8,262)	$10,512	(127)%

Income tax benefit (expense) is composed state and local income and franchise taxes paid and refunds received.

Comparison of YTD Q2 2026 and YTD Q2 2025

For the periods indicated, the following table sets forth results of operations and the increase or decrease therewith:

	Six Months Ended June 30,		$	Percent
	2026	2025	Change	Change
Sales, net	$55,235,736	$23,645,001	$31,590,735	134%
Cost of goods sold	(38,077,497)	(13,982,458)	(24,095,039)	172%
Gross profit	17,158,239	9,662,543	7,495,696	78%
Gross margin	31.1%	40.9%
General and administrative	11,130,480	4,446,527	6,683,953	150%
Sales and marketing	10,912,506	5,833,512	5,078,994	87%
Total operating expenses	22,042,986	10,280,039	11,762,947	114%
Operating loss	(4,884,747)	(617,496)	(4,267,251)	691%
Other income	103,307	120,009	(16,702)	(14)%
Loss before income taxes	(4,781,440)	(497,487)	(4,283,953)	861%
Income tax benefit (expense)	4,727,289	(20,873)	4,748,162	(22748)%
Net loss	$(54,151)	$(518,360)	$464,209	(90)%

	Six Months Ended June 30,		$	Percent
	2026	2025	Change	Change
Sales, net	$55,235,736	$23,645,001	$31,590,735	134%

Net sales increased by 134% to $55.2 million compared to $23.6 million in the corresponding prior year period. The increase was primarily driven by distribution expansion in retail and Club channels and the contribution of Navitas and Terrasoul acquisitions.

	Six Months Ended June 30,			Percent
	2026	2025	Change	Change
Cost of goods sold	$(38,077,497)	$(13,982,458)	$(24,095,039)	172%

The increase in cost of goods sold during YTD 2026 was driven primarily by growth in sales volume, inflationary commodity costs, and increased manufacturing costs associated with the Terrasoul brand.

	Six Months Ended June 30,		$	Percent
	2026	2025	Change	Change
Gross profit	$17,158,239	$9,662,543	$7,495,696	78%

Gross profit increased by 78% to $17.2 million, or 31.1% of net sales, compared to $9.7 million, or 40.9% of net sales, in the corresponding prior year period. The margin compression was attributable to unfavorable channel and product mix, inflationary commodity costs, as well lower margins associated with the Terrasoul brand.

	Six Months Ended June 30,		$	Percent
	2026	2025	Change	Change
Operating expenses
General and administrative	$11,130,480	$4,446,527	$6,683,953	150%
Sales and marketing	10,912,506	5,833,512	5,078,994	87%
Total operating expenses	$22,042,986	$10,280,039	$11,762,947	114%

The increase in general and administrative expenses during YTD 2026 was primarily driven by costs incurred related to the acquisitions of Navitas and Terrasoul, amortization expense related to the assets identified in these acquisitions, and increased personnel costs.

The increase in sales and marketing expenses during YTD 2026 was driven by selling costs on higher sales volume, as well as increased media spend, and agency fees.

	Six Months Ended June 30,		$	Percent
	2026	2025	Change	Change
Other income	$103,307	$120,009	$(16,702)	(14)%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The decrease in other income during YTD 2026 was driven by the periodic fair value adjustment of the contingent consideration related to the acquisition of Terrasoul, offset in part by increased dividend income on money market funds, as the amounts carried in those accounts increased in 2026.

	Six Months Ended June 30,		$	Percent
	2026	2025	Change	Change
Income tax benefit (expense)	$4,727,289	$(20,873)	$4,748,162	(22748)%

The income tax benefit during YTD 2026 was driven by a discrete, non-recurring release of our valuation allowance in connection with the Navitas Acquisition, whereby approximately $4.7 million of net deferred tax liabilities were acquired. The income tax expense in the prior year related to state and local income taxes.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
Cash flows provided by (used in):	2026	2025
Operating activities	$(2,381,286)	$(4,102,366)
Investing activities	(88,917,839)	(80,638)
Financing activities	109,179,739	(146,373)
Net change in cash, cash equivalents, and restricted cash	$17,880,614	$(4,329,377)

The decrease in cash used in operating activities for YTD  2026 was driven primarily by elevated inventory procurement in YTD 2025 in an effort to avoid anticipated tariff costs.

Cash used in investing activities for YTD 2026 consisted primarily of consideration paid in the acquisitions of Navitas and Terrasoul.

Cash provided by financing activities for YTD 2026 consisted primarily of the proceeds from the private placement of Series A Preferred Stock, as well as stock option exercises, offset in part by payroll taxes paid related to net issuances of stock awards.

Liquidity and Capital Resources

As of June 30, 2026, we had an accumulated deficit of $111.4 million. We may incur additional operating losses as we execute our strategy to invest in the growth of our business, reinvesting any incremental profit into future top-line sales growth while holding cash reserves largely flat. We will continue to seek opportunities to optimize spending, expand gross margins, and free up cash flow through efficient working capital management. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering, our prior lines of credit, term loans, and from our core operating activities. Our historical uses of cash have primarily consisted of cash used in operating activities and working capital needs.

As of June 30, 2026 and December 31, 2025, we had $23.2 million and $5.3 million, respectively, of cash-on-hand, and total net working capital of $43.9 million and $11.1 million, respectively, for the same periods. As of June 30, 2026, we had access to up to $1.0 million of advances under our factoring Agreement, of which none had been utilized as of the date of this report.

As of June 30, 2026, we had no significant unused sources of liquid assets outside of our working capital.

Our future capital requirements will depend on many factors, including our growth rate, the continued expansion of sales and marketing activities, the enhancement of our product platforms, the introduction of new products, acquisition activity, as well as economic and market trends. Recent and expected working and other capital requirements, in addition to the matters above, also include the items described below:

●	We have lease arrangements for corporate office space. As of June 30, 2026, we had fixed lease payment obligations of $3.8 million, with $0.8 million payable within 12 months.

●	As of June 30, 2026, $20.7 million of current liabilities were accrued related to short-term operating activities and personnel costs, excluding the aforementioned current lease liabilities.

●

Marketing and advertising expenditures were $3.2 million in YTD 2026 and $1.9 million in YTD 2025. We expect to continue to invest in these activities as part of the strategic expansion of sales volume, however, we have made strategic shifts to reduce and improve the efficacy of future customer acquisition costs.

●	We have non-cancelable purchase contracts with certain raw material vendors. Total estimated outstanding commitments were approximately $3.6 million as of June 30, 2026. See Note 17 for further information on these purchase contracts.

●

The prices of various commodities, such as coffee and cacao, have increased in the last twelve months. These inflationary pressures have impacted our working capital and our margins. Should this trend continue, our margins could be further impacted.

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

Segment Information

We have one operating and reporting segment, for which our Chief Operating Decision Maker, our Chief Executive Officer, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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

During the six months ended June 30, 2026, we completed the acquisitions of Navitas and Terrasoul and recorded preliminary allocations of approximately $40.9 million and $54.5 million purchase prices, respectively, including $43.1 million of identifiable intangible assets and $31.8 million of goodwill. These allocations are preliminary and remain subject to measurement-period adjustments. See Notes 2 and 16 for additional information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, and under the oversight of the Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to a material weakness in our internal controls over financial reporting described below. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal controls over financial reporting, the consolidated financial statements in Quarterly Report on Form 10-Q fairly presents, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

Material Weaknesses Identified at Acquired Business. In connection with our 2026 acquisition of Terrasoul Superfoods, management identified two material weaknesses in Terrasoul's internal control over financial reporting that existed as of the acquisition date. First, Terrasoul lacked a properly designed control over segregation of duties between the preparation and posting of manual journal entries, whereby personnel could create and post journal entries not reviewed by separate individuals. This weakness is consistent with, but separate from, the previously identified weakness at the parent-company level. Second, Terrasoul lacked a properly designed control over inventory cycle counts, which could result in misstated inventory quantities and balances. Each of these weaknesses could result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis

Management's Remediation Plans

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

Terrasoul remains on separate financial systems and processes, which we do not expect to fully integrate with ours during 2026. Our remediation plan is expected to include implementing segregation-of-duties controls over manual journal entries consistent with our parent-company remediation, overhauling Terrasoul's inventory cycle-count procedures, and performing regular inventory counts. These new controls will need to operate for a sufficient period before we can conclude they are effective.

Changes in Internal Control over Financial Reporting

Notwithstanding the aforementioned remediation activities, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The new remedial controls over the financial system design weakness were in place as of March 31, 2026, but had not been operating long enough to be tested for operating effectiveness. No material changes have been designed and implemented at Terrasoul as of June 30, 2026.

Part II. Other Information

Item 1. Legal Proceedings.

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the 2025 Form 10-K during the six months ended June 30, 2026. This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors previously described in the Company's 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 12, 2026 and April 21, 2026, the Company issued and sold 50,000 and 60,000 shares, respectively, of its Series A Preferred Stock, convertible at the option of the holder into common stock at an initial conversion price of $3.57 per share, subject to customary anti-dilution adjustments, at a purchase price of $1,000 per share, for aggregate gross proceeds of $110.0 million, to the Investor, pursuant to the Investment Agreement described in Note 3 to the unaudited consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The shares of Series A Preferred Stock were issued in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The purchasers represented that they were “accredited investors” as defined in Rule 501 of Regulation D and that they were acquiring the Series A Preferred Stock for investment purposes and not with a view to, or for resale in connection with, any distribution thereof in violation of the Securities Act. No form of general solicitation or general advertising was used in connection with the offer and sale of the Series A Preferred Stock.

The net proceeds of approximately $109.2 million from the sale of the Series A Preferred Stock were used to fund a portion of the cash purchase prices for the acquisitions of Navitas and Terrasoul, which closed concurrently on March 12, 2026 and April 21, 2026, respectively, and for related fees and expenses. See Note 3 to the unaudited consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the six months ended June 30, 2026, none of the Company's directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

5.1	Advisory Agreement dated April 21, 2026, by and among Laird Superfood, Inc. and Dennis Botts.	8-K		5.1	04/21/2026

10.1	Securities Purchase Agreement dated April 21, 2026, by and among Laird Superfood, Inc., Terrasoul Superfoods, LLC and Terrasoul Seller.	8-K		10.1	04/21/2026

10.2	Restrictive Covenant Agreement dated April 21, 2026, by and among Laird Superfood, Inc., Dennis Botts, Amy Botts, Jerry Collins and Mark Miller.	8-K		10.2	04/21/2026

10.3#	Second Amendment to the 2020 Omnibus Incentive Plan dated June 25, 2026.					*

10.4#	Employment Agreement, effective April 20, 2026, by and between the Company and Andrew Judd.					*

10.5#	Employment Agreement, effective June 1, 2026, by and between the Company and Bridget Lasda.					*

21.1	Subsidiaries of the Registrant.
*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Laird Superfood, Inc.
(Registrant)

Date: August 13, 2026	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: August 13, 2026	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer
(Principal Financial and Accounting Officer)