Form 10-Q
period 2026-09-30
Laird Superfood, Inc.
filed 2026-11-13
CIK 1650696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026 the registrant had 11,256,602 shares of common stock, $0.001 par value per share, outstanding.

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

Unless the context otherwise indicates, references to “Laird Superfood,” “we,” “our,” “us” and the “Company” refer to Laird Superfood, Inc. and its subsidiaries on a consolidated basis.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets
Cash, cash equivalents, and restricted cash	$17,325,329	$5,320,600
Accounts receivable, net	13,363,701	3,899,205
Inventory	31,804,726	7,782,169
Prepaid expenses and other current assets	5,195,469	1,838,683
Total current assets	67,689,225	18,840,657
Property and equipment, net	2,678,762	41,203
Intangible assets, net	41,001,047	207,100
Goodwill	30,197,784	—
Right-of-use assets	3,511,822	128,877
Total assets	$145,078,640	$19,217,837
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities
Accounts payable	$8,731,019	$3,094,579
Accrued expenses	7,094,801	4,458,096
Related party liabilities	43,500	46,500
Lease liabilities, current portion	761,935	109,145
Total current liabilities	16,631,255	7,708,320
Long-term liabilities
Deferred tax liability, net	652,903	—
Lease liabilities	2,810,833	46,730
Total liabilities	20,094,991	7,755,050
Mezzanine equity
Series A preferred stock, $0.001 par value, 110,000 shares authorized and 110,000 shares issued and outstanding at September 30, 2026.	110,851,420	—
Total mezzanine equity	110,851,420	—
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2026 and December 31, 2025; 11,616,433 issued and 11,240,102 outstanding at September 30, 2026; and 11,071,096 issued and 10,694,765 outstanding at December 31, 2025.	11,240	10,695
Additional paid-in capital	123,819,605	122,822,613
Accumulated deficit	(109,698,616)	(111,370,521)
Total stockholders’ equity	14,132,229	11,462,787
Total liabilities, mezzanine equity, and stockholders’ equity	$145,078,640	$19,217,837

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales, net	$41,954,481	$12,895,662	$97,190,217	$36,540,663
Cost of goods sold	(29,521,912)	(8,193,480)	(67,599,409)	(22,175,938)
Gross profit	12,432,569	4,702,182	29,590,808	14,364,725
General and administrative
Salaries, wages, and benefits	2,262,668	1,004,766	4,919,460	3,348,560
Change in fair value of contingent consideration	(4,117,000)	—	(4,070,000)	—
Other general and administrative	4,300,120	1,694,823	12,478,267	3,797,556
Total general and administrative expenses	2,445,788	2,699,589	13,327,727	7,146,116
Sales and marketing
Marketing and advertising	4,077,359	1,930,477	10,335,850	5,633,952
Selling	3,654,019	1,067,698	8,603,575	3,197,735
Total sales and marketing expenses	7,731,378	2,998,175	18,939,425	8,831,687
Total operating expenses	10,177,166	5,697,764	32,267,152	15,977,803
Operating income (loss)	2,255,403	(995,582)	(2,676,344)	(1,613,078)
Other income	133,406	27,647	283,713	147,656
Income (loss) before income taxes	2,388,809	(967,935)	(2,392,631)	(1,465,422)
Income tax benefit (expense)	(662,753)	(7,131)	4,064,536	(28,004)
Net income (loss)	$1,726,056	$(975,066)	$1,671,905	$(1,493,426)
Net income (loss) attributable to common stockholders	$309,330	$(975,066)	$(5,290)	$(1,493,426)
Net income (loss) per share:
Basic	$0.03	$(0.09)	$(0.00)	$(0.14)
Diluted	$0.03	$(0.09)	$(0.00)	$(0.14)
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, basic	11,183,597	10,664,585	10,997,310	10,513,356
Weighted-average shares of common stock outstanding used in computing net loss per share of common stock, diluted	11,735,798	10,664,585	10,997,310	10,513,356

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Mezzanine Equity		Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2026	—	$—	10,694,765	$10,695	$122,822,613	$(111,370,521)	$11,462,787
Stock-based compensation	—	—	—	—	371,952	—	371,952
Common stock issuances, net of taxes	—	—	132,953	133	(103,022)	—	(102,889)
Stock options exercised	—	—	97,500	97	136,578	—	136,675
Series A preferred stock issued	50,000	50,000,000	—	—	—	—	—
Series A preferred stock issuance costs	—	(760,775)	—	—	—	—	—
Accretion of paid-in-kind preferred dividends	—	98,308	—	—	(98,308)	—	(98,308)
Net income	—	—	—	—	—	1,750,930	1,750,930
Balances, March 31, 2026	50,000	$49,337,533	10,925,218	$10,925	$123,129,813	$(109,619,591)	$13,521,147
Stock-based compensation	—	—	—	—	280,537	—	280,537
Common stock issuances, net of taxes	—	—	95,744	96	(55,624)	—	(55,528)
Stock options exercised	—	—	85,834	86	60,870	—	60,956
Series A preferred stock issued	60,000	60,000,000	—	—	—	—	—
Series A preferred stock issuance costs	—	(65,000)	—	—	—	—	—
Accretion of paid-in-kind preferred dividends	—	974,319	—	—	(974,319)	—	(974,319)
Net loss	—	—	—	—	—	(1,805,081)	(1,805,081)
Balances, June 30, 2026	110,000	$110,246,852	11,106,796	$11,107	$122,441,277	$(111,424,672)	$11,027,712
Stock-based compensation	—	—	—	—	1,833,704	—	1,833,704
Common stock issuances, net of taxes	—	—	10,862	10	(19,730)	—	(19,720)
Stock options exercised	—	—	122,444	123	168,922	—	169,045
Accretion of paid-in-kind preferred dividends	—	604,568	—	—	(604,568)	—	(604,568)
Net income	—	—	—	—	—	1,726,056	1,726,056
Balances, September 30, 2026	110,000	$110,851,420	11,240,102	$11,240	$123,819,605	$(109,698,616)	$14,132,229

	Mezzanine Equity		Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balances, January 1, 2025	—	$—	10,292,374	$10,292	$121,304,884	$(108,118,310)	$13,196,866
Stock-based compensation	—	—	—	—	508,410	—	508,410
Common stock issuances, net of taxes	—	—	117,656	118	(233,899)	—	(233,781)
Stock options exercised	—	—	19,000	19	15,441	—	15,460
Net loss	—	—	—	—	—	(156,182)	(156,182)
Balances, March 31, 2025	—	$—	10,429,030	$10,429	$121,594,836	$(108,274,492)	$13,330,773
Stock-based compensation	—	—	—	—	488,576	—	488,576
Common stock issuances, net of taxes	—	—	169,492	169	(88,509)	—	(88,340)
Stock options exercised	—	—	45,939	46	5,064	—	5,110
Net loss	—	—	—	—	—	(362,178)	(362,178)
Balances, June 30, 2025	—	$—	10,644,461	$10,644	$121,999,967	$(108,636,670)	$13,373,941
Stock-based compensation	—	—	—	—	439,450	—	439,450
Common stock issuances, net of taxes	—	—	16,352	17	(29,999)	—	(29,982)
Stock options exercised	—	—	12,345	12	(12)	—	—
Net loss	—	—	—	—	—	(975,066)	(975,066)
Balances, September 30, 2025	—	—	10,673,158	$10,673	$122,409,406	$(109,611,736)	$12,808,343

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$1,671,905	$(1,493,426)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,508,495	186,034
Stock-based compensation	2,486,193	1,436,436
Provision for inventory obsolescence	112,645	515,147
Impairment of long-lived intangible assets	—	661,103
Deferred income tax benefit (release of valuation allowance)	(4,092,430)	—
Fair value adjustment to contingent consideration	(4,070,000)	—
Other operating activities, net	567,157	60,037
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,626,899)	(211,756)
Inventory	(3,903,916)	(4,518,384)
Prepaid expenses and other current assets	(705,498)	735,043
Operating lease liability	(474,243)	(79,475)
Accounts payable	(1,381,432)	397,462
Accrued expenses	932,267	(588,385)
Related party liabilities	(3,000)	46,333
Net cash from operating activities	(9,978,756)	(2,853,831)
Cash flows from investing activities
Purchase of property and equipment	(100,679)	(76,454)
Acquisition of a business, net of cash acquired (Note 2)	(87,244,900)	—
Net cash from investing activities	(87,345,579)	(76,454)
Cash flows from financing activities
Common stock issuances, net of taxes	154,839	(301,635)
Preferred stock issuances	110,000,000	—
Preferred stock issuance costs	(825,775)	—
Net cash from financing activities	109,329,064	(301,635)
Net change in cash, cash equivalents, and restricted cash	12,004,729	(3,231,920)
Cash, cash equivalents, and restricted cash, beginning of period	5,320,600	8,514,152
Cash, cash equivalents, and restricted cash, end of period	$17,325,329	$5,282,232
Supplemental disclosures of cash flow information
Taxes paid to cover net issuances of incentive stock awards accrued in the prior period	$33,700	$29,898
Payment of deferred common stock offering costs accrued in the prior period	$238,517	$—
Supplemental disclosures of non-cash activities
Accretion of paid-in-kind preferred dividends	$1,677,195	$—
Fair value of contingent consideration liability established in the acquisition of a business (Note 2)	$4,070,000	$—
Prepaid expenses paid for with a short-term financing arrangement included in accrued expenses	$—	$169,229

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

1. Summary of Significant Accounting Policies and Estimates

Financial Statement Preparation

The accompanying unaudited consolidated condensed financial statements (the “balance sheet(s),” “statement(s) of operations,” “statement(s) of mezzanine equity and stockholders' equity,” and “statement(s) of cash flows,” collectively, the “financial statements”) include the accounts of Laird Superfood, Inc., a Nevada corporation, and its wholly owned subsidiaries, Navitas LLC (“Navitas”), Global Superfoods Corp (“GSC”), Terrasoul Superfoods, LLC (“Terrasoul”) and Picky Bars, LLC (collectively, the “Company,” or “Laird Superfood”). In management's opinion, the financial statements contain all adjustments, which are normal recurring adjustments, necessary for a fair presentation of the Company's financial position and its results of operations, changes in mezzanine equity and stockholders’ equity, and cash flows for the interim periods presented in this report.

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

The Company's historical results are not necessarily indicative of future operating results, and the operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2026 or any other period.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are available to be issued. The Company has evaluated events and transactions subsequent to September 30, 2026 for potential recognition or disclosure in the financial statements and determined that there were no such subsequent events.

2. Business Combinations

Navitas Acquisition

On March 12, 2026 (the “Navitas Closing Date”), the Company acquired all of the issued and outstanding units of Navitas, a Delaware limited liability company, and all of the issued and outstanding capital stock of GSC, a holding company with no operations whose sole purpose is to hold units of Navitas (the "Navitas Acquisition"), pursuant to that certain Securities Purchase Agreement, dated December 21, 2025 (the “Navitas Acquisition Agreement”), by and among the Company, Encore Consumer Capital Fund II, LP (“Encore”), The Ira and Joanna Haber Family Trust, Dated October 5, 2015, and Advantage Capital Agribusiness Partners, L.P. (collectively, the “Navitas Sellers”). The Navitas Acquisition was approved by the Company’s stockholders at a special meeting held on March 11, 2026.

Navitas is a leading premium organic superfood brand founded in 2003, offering high-quality organic superfoods across natural and conventional grocery, club, and e-commerce channels. The Company acquired Navitas to expand its product portfolio and distribution reach in the premium natural and functional foods market, accelerating its strategy to build a scaled positive nutrition platform.

The aggregate consideration paid to the Navitas Sellers was $40.9 million in cash, reflecting an initial purchase price of $38.5 million, as adjusted for post-closing working capital adjustments pursuant to the terms of the Navitas Acquisition Agreement, and the Company's payment of incremental acquisition-related transaction costs of the Navitas Sellers. The Navitas Acquisition was funded with proceeds from the concurrent private placement of $50.0 million of the Company's Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), to Gateway Superfood NSSIII Investment, LLC and Gateway Superfood NSSIV Investment, LLC (collectively, the "Investor"), each an affiliate of Nexus Capital Management LP ("Nexus") (such private placement, the "Nexus Investment," and, together with the Navitas Acquisition, the "Transactions"). The results of Navitas’s operations have been included in the Company’s consolidated condensed financial statements from the Navitas Closing Date.

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

The following table summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the Navitas Closing Date:

Consideration
Cash	$40,881,978
Fair value of total consideration transferred	$40,881,978
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash, cash equivalents, and restricted cash	$678,309
Accounts receivable, net	3,452,000
Inventory	7,918,762
Prepaid expenses and other current assets	2,142,925
Property and equipment, net	62,238
Intangible assets, net	20,000,000
Right-of-use assets	447,510
Total assets acquired	34,701,744
Accounts payable	4,460,169
Accrued expenses	862,775
Lease liabilities, current portion	179,005
Lease liabilities	268,505
Deferred tax liabilities	4,745,333
Total liabilities assumed	10,515,787
Total identifiable net assets	24,185,957
Goodwill	$16,696,021

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

Goodwill of $16.7 million represents the excess of consideration transferred over the preliminary estimated fair value of net identifiable assets acquired and reflects the expected synergies from combining the operations of Navitas with those of the Company, including expanded omnichannel distribution, enhanced supply chain capabilities, and the strategic value of Navitas’s established brand and consumer relationships in the organic superfoods category. Goodwill arising from the Navitas Acquisition is not expected to be deductible for U.S. federal income tax purposes. The purchase price included approximately $4.7 million of deferred tax liabilities. Because the Company has a full valuation allowance on its deferred taxes, a corresponding discrete release of the valuation allowance was required as of March 31, 2026, which resulted in an income tax benefit of $4.7 million during the nine months ended September 30, 2026.

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

Acquisition-Related Costs

There were no acquisition-related transaction costs during the three months ended September 30, 2026, and approximately $2.0 million during the nine months ended September 30, 2026, recorded within general and administrative expenses in the consolidated condensed statements of operations.

Post-Acquisition Results

From the Navitas Closing Date through September 30, 2026, Navitas contributed net sales of approximately $29.2 million and net income of approximately $3.9 million to the Company’s consolidated condensed results of operations.

Terrasoul Acquisition

On April 21, 2026 (the “Terrasoul Closing Date”), the Company completed its acquisition of all of the issued and outstanding equity interests of Terrasoul, a Delaware limited liability company, (the "Terrasoul Acquisition") pursuant to that certain securities purchase agreement, dated April 21, 2026 (the “Terrasoul Acquisition Agreement”), by and among the Company, Terrasoul, and Superfoods Seller LLC (the “Terrasoul Seller”) and, solely for the purposes of Section 8.16 of the Terrasoul Acquisition Agreement, the Guarantors set forth on Schedule 1 thereto.

The aggregate consideration reflects an initial purchase price of $52.8 million, as adjusted for post-closing working capital adjustments pursuant to the terms of the Terrasoul Acquisition Agreement, and the Company's payment of incremental acquisition-related transaction costs of the Terrasoul Seller. The Terrasoul Acquisition was funded with proceeds from the concurrent private placement of $60.0 million of the Series A Preferred Stock to the Investor, (such private placement, the “Subsequent Issuance”). The results of Terrasoul’s operations have been included in the Company’s consolidated condensed financial statements from the Terrasoul Closing Date.

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

The following table summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the Terrasoul Closing Date:

Consideration
Cash	$50,400,315
Contingent consideration (earn-out)	4,070,000
Net working capital adjustment	(1,626,865)
Fair value of total consideration transferred	$52,843,450
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash, cash equivalents, and restricted cash	$1,732,219
Accounts receivable, net	2,443,619
Inventory	12,312,524
Prepaid expenses and other current assets	916,109
Property and equipment, net	2,678,028
Intangible assets, net	23,100,000
Right-of-use assets	3,313,741
Total assets acquired	46,496,240
Accounts payable	2,557,703
Accrued expenses	1,283,109
Lease liabilities, current portion	438,462
Lease liabilities	2,875,279
Total liabilities assumed	7,154,553
Total identifiable net assets	39,341,687
Goodwill	$13,501,763

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

Goodwill of $13.5 million represents the excess of consideration transferred over the preliminary estimated fair value of net identifiable assets acquired and reflects the expected synergies from combining the operations of Terrasoul with those of the Company, including in-house production capabilities, expanded omnichannel distribution, enhanced supply chain capabilities, and the strategic value of Terrasoul’s established brand and consumer relationships in the organic superfoods category. Goodwill arising from the Terrasoul Acquisition is expected to be deductible for U.S. federal income tax purposes.

In September 2026, the Company and the Terrasoul Seller entered into a letter agreement to finalize the post-closing purchase price adjustment. Final cash consideration was $48.8 million, resulting in a shortfall of $1.6 million owed by the Terrasoul Seller. The parties agreed to offset this shortfall with $1.3 million of tariff refunds that Terrasoul received after the Terrasoul Closing Date. Those refunds were owed to the Terrasoul Seller under the Terrasoul Acquisition Agreement and had been recorded as a payable to the Terrasoul Seller. The remaining $0.5 million was released to the Company from the purchase price adjustment escrow account established under the Terrasoul Acquisition Agreement (the "Adjustment Escrow"), and the rest of the Adjustment Escrow was released to the Terrasoul Seller. There was an additional measurement period adjustment reflecting facts that existed at the acquisition date for $0.2 million. The separate tax escrow account established under the Terrasoul Acquisition Agreement remains outstanding and is scheduled for release on April 21, 2028, less any pending claims. The Company recorded the total $1.6 million reduction in consideration as a measurement period adjustment during the three months ended September 30, 2026, with a corresponding decrease to goodwill. The adjustment had no effect on the consolidated condensed statements of operations for the current or any prior period.

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Contingent Consideration

Under the Terrasoul Acquisition Agreement, the Company is obligated to pay the Terrasoul Seller additional cash consideration of up to $5,000,000 (the “Earn-Out”), contingent on Terrasoul’s Contribution Profit for the year ending December 31, 2026 (the “2026 Contribution Profit”). Contribution Profit is defined in the Terrasoul Acquisition Agreement as gross profit less (i) credit card fees, (ii) platform fees, and (iii) advertising, promotion, and marketing expenses. The Earn-Out period runs from the Terrasoul Closing Date through December 31, 2026. No amount is payable if 2026 Contribution Profit is less than $11,300,000; the Earn-Out becomes payable beginning at $500,000 once 2026 Contribution Profit equals or exceeds $11,300,000 and increases by $500,000 for each additional $100,000 of 2026 Contribution Profit, up to the maximum of $5,000,000 once 2026 Contribution Profit equals or exceeds $12,200,000. The Earn-Out is payable in cash following completion of the Company’s audited financial statements for the year ending December 31, 2026, and is expected to be settled in 2027. Because the Earn-Out is payable to the Terrasoul Seller and is not contingent on continued employment, it is accounted for as contingent consideration and included in consideration transferred, rather than as post-combination compensation expense.

The contingent consideration is classified as a liability and is remeasured to fair value at each reporting date, with changes in fair value recognized in earnings within general and administrative expenses on the statements of operations. The undiscounted range of possible outcomes is $0 to $5,000,000. The acquisition-date fair value of $4,070,000 was estimated using a probability-weighted scenario analysis (a Level 3 measurement), under which possible 2026 Contribution Profit outcomes were assigned probabilities and the resulting Earn-Out payments were discounted to present value using a discount rate of 6.0%. The following table presents the change in the contingent consideration liability from the Terrasoul Closing Date through September 30, 2026:

Contingent consideration liability	Amount
Balance at April 21, 2026 (acquisition-date fair value)	$4,070,000
Change in fair value	(4,070,000)
Balance at September 30, 2026	$—

The fair value of the contingent consideration is sensitive to changes in the significant unobservable inputs, principally the projected 2026 Contribution Profit and the probabilities assigned to each scenario. A significant increase (decrease) in projected 2026 Contribution Profit, or in the probability weighting of higher-outcome scenarios, would result in a higher (lower) fair value of the contingent consideration liability. See Note 4 for more information on the significant unobservable inputs used in the measurement as of September 30, 2026.

Acquisition-Related Costs

There were no acquisition-related transaction costs during the three months ended September 30, 2026, and approximately $2.8 million during the nine months ended September 30, 2026, recorded within general and administrative expenses in the consolidated condensed statements of operations.

Post-Acquisition Results

From the Terrasoul Closing Date through September 30, 2026, Terrasoul contributed net sales of approximately $33.6 million and net income of approximately $2.5 million to the Company’s consolidated condensed results of operations.

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma financial information presents the combined results of the Company, Navitas, and Terrasoul, as if the acquisitions had occurred on January 1, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales, net	$41,954,481	$42,091,805	$129,509,479	$118,461,301
Net income (loss)	$1,726,056	$(1,968,693)	$(2,268,246)	$2,483,867

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

3. Mezzanine Equity

On the Navitas Closing Date, the Company issued and sold 50,000 shares of its Series A Preferred Stock to the Investor, at a purchase price of $1,000 per share, for aggregate gross proceeds of $50.0 million and net proceeds of approximately $49.2 million after deducting issuance costs of approximately $0.8 million.

On the Terrasoul Closing Date, the Company issued and sold 60,000 shares of its Series A Preferred Stock to the Investor, at a purchase price of $1,000 per share, for aggregate gross proceeds of $60.0 million and net proceeds of approximately $59.9 million after deducting issuance costs of approximately $0.1 million.

The Company has authorized 110,000 shares of its Series A Preferred Stock, of which 110,000 shares were issued and outstanding as of September 30, 2026.

The material terms of the Series A Preferred Stock, as set forth in the Certificate of Designation of the Series A Preferred Stock (the “Certificate of Designation”), are summarized below.

●

Ranking. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights on the distribution of assets upon liquidation, dissolution or winding up of the Company. No shares of parity or senior securities were outstanding on  September 30, 2026.

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Because the Series A Preferred Stock becomes redeemable at the holder’s option on the seventh anniversary of March 11, 2026 based solely on the passage of time, the Company has concluded that it is probable of becoming redeemable and, in accordance with ASC 480-10-S99-3A, has elected to accrete the carrying value of the Series A Preferred Stock to its maximum redemption value using the interest method over the period to the holder’s first redemption date. Under this method, the initial carrying value of $109.2 million is accreted to the maximum redemption value of $140.6 million on a prospective basis over 30 quarterly periods ending on the seventh anniversary of March 11, 2026, using an initial weighted average effective annual rate of approximately 3.62%. Subsequent changes in the estimated maximum redemption value, if any, will be accounted for prospectively as changes in estimate. Accretion is recorded as a reduction of retained earnings (or, in the absence of retained earnings, additional paid-in capital) and a corresponding increase in the carrying value of the Series A Preferred Stock. For the three and nine months ended September 30, 2026, the Company recognized $0.6 million and $1.7 million, respectively, of accretion.

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

Recurring Fair Value Measurements

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2026 and December 31, 2025:

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,241,999	$—	$—	$11,241,999
Total assets at fair value	$11,241,999	$—	$—	$11,241,999

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,853,920	$—	$—	$4,853,920
Total assets at fair value	$4,853,920	$—	$—	$4,853,920

Money market funds are classified within cash and cash equivalents on the consolidated condensed balance sheets and are valued using quoted prices in active markets (Level 1). The Company held no liabilities measured at fair value on a recurring basis as of December 31, 2025.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Changes in Level 3 Fair Value Measurements

The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026:

Contingent consideration liability	Amount
Balance at December 31, 2025	$—
Contingent consideration recognized in connection with the Terrasoul acquisition	4,070,000
Change in fair value recognized in earnings	(4,070,000)
Balance at September 30, 2026	$—

Changes in the fair value of the contingent consideration liability are recognized in general and administrative expenses within the consolidated condensed statements of operations. For the three and nine months ended September 30, 2026, the Company recognized a gain of $4,117,000 and $4,070,000, respectively, related to the change in fair value of the contingent consideration liability.

Valuation Technique and Significant Unobservable Inputs

The fair value of the contingent consideration was estimated using a probability-weighted scenario analysis, under which possible outcomes for the Company's 2026 Contribution Profit (as defined in Note 2) were assigned probabilities and the resulting earn-out payments were discounted to present value. The following table summarizes the significant unobservable inputs used in the Level 3 measurement as of September 30, 2026:

Valuation technique	Unobservable input	Input value
Probability-weighted scenario analysis	Discount rate	6.0%
	Projected 2026 Contribution Profit	$8.0M – 9.7M+
	Scenario probabilities	10% – 60%

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

Other Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these instruments. The Company had no borrowings outstanding under any credit facility as of September 30, 2026 or December 31, 2025.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets as of:

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$17,082,440	$5,106,093
Restricted cash	242,889	214,507
Total cash, cash equivalents, and restricted cash	$17,325,329	$5,320,600

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

	September 30,	December 31,
	2026	2025
Raw materials and packaging	$17,044,576	$4,278,451
Finished goods	14,760,150	3,503,718
Total Inventory	$31,804,726	$7,782,169

The Company periodically reviews the value of items in inventory and provides write-offs of inventory based on current market assessments, which are charged to cost of goods sold. For the three and nine months ended September 30, 2026, the Company recorded $28.6 thousand and $112.6 thousand, respectively, of inventory obsolescence and disposal costs. For the three and nine months ended September 30, 2025, the Company recorded $113.2 thousand and $515.1 thousand, respectively, of inventory obsolescence and disposal costs.

7. Property and Equipment

Property and equipment, net, is comprised of the following as of:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Furniture and office equipment	$435,274	$(328,505)	$106,769	$275,539	$(243,035)	$32,504
Leasehold improvements	202,744	(62,349)	140,395	21,261	(12,562)	8,699
Factory equipment	2,513,266	(106,389)	2,406,877	—	—	—
Construction in progress	24,721	—	24,721	—	—	—
Total Property and Equipment, net	$3,176,005	$(497,243)	$2,678,762	$296,800	$(255,597)	$41,203

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

8. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of consideration transferred over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has a single reporting unit and performs its goodwill impairment test at the consolidated level. There were no goodwill impairments during the three and nine months ended September 30, 2026.

The changes in the carrying amount of goodwill for the nine months ended  September 30, 2026 were as follows:

Balance, January 1, 2026	$—
Goodwill acquired in the Navitas Acquisition	16,696,021
Goodwill acquired in the Terrasoul Acquisition	15,128,628
Net working capital adjustment for the quarter ended September 30, 2026	(1,626,865)
Balance, September 30, 2026	$30,197,784

The goodwill acquired in the Navitas and Terrasoul acquisitions is allocated to the Company’s single reporting unit and reflects the expected synergies from combining their operations with those of the Company, including expanded omnichannel distribution, manufacturing capabilities, enhanced supply chain capabilities, and the strategic value of established brand and consumer relationships in the organic superfoods category. See Note 2 for additional information regarding the business combinations. The measurement periods for the Navitas and Terrasoul acquisitions remain open as of September 30, 2026, and the amounts recorded are preliminary and subject to adjustment during the measurement period, which will not exceed one year from the respective acquisition dates.

Intangible Assets

Intangible assets are comprised of the following as of:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand names (10 years)	$34,300,000	$(1,682,592)	$32,617,408	$60,000	$(22,500)	$37,500
Distributor relationships (10 years)	6,700,000	(340,451)	6,359,549	—	$—	—
Product portfolios (5-10 years)	2,100,000	(208,010)	1,891,990	60,000	(22,500)	37,500
Other intangible assets (3 years)	131,708	(131,708)	—	131,708	(131,708)	—
Definite-lived intangible assets	43,231,708	(2,362,761)	40,868,947	251,708	(176,708)	75,000
Related party license agreements (indefinite)	132,100	—	132,100	132,100	—	132,100
Total intangible assets	$43,363,808	$(2,362,761)	$41,001,047	$383,808	$(176,708)	$207,100

The weighted-average remaining useful life of all the Company’s intangible assets is 9.3 years. For the three and nine months ended September 30, 2026, amortization expense was $1.1 million and $2.3 million, respectively. For the three and nine months ended September 30, 2025, amortization expense was $35.0 thousand and $115.0 thousand, respectively.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

The estimated amortization expense for each of the next five years and thereafter is as follows:

2026 (excluding the nine months ended September 30, 2026)	1,130,000
2027	4,520,000
2028	4,520,000
2029	4,520,000
2030	4,520,000
Thereafter	21,658,947
Total	$40,868,947

9. Leases

The Company has entered into operating lease agreements for corporate office and warehouse spaces with varying lease terms.

For the periods presented below, the components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating leases
Operating lease cost	$259,550	$23,059	$508,191	$69,178
Variable lease cost	—	—	—	—
Operating lease expense	259,550	23,059	508,191	69,178
Short-term lease rent expense	292,694	159,188	615,750	371,416
Total rent expense	$552,244	$182,247	$1,123,941	$440,594

As of  September 30, 2026, future minimum payments during the next five years and thereafter are as follows:

2026 (excluding the nine months ended September 30, 2026)	256,095
2027	980,563
2028	902,342
2029	762,916
2030	788,193
Thereafter	525,462
Total	4,215,571
Less imputed interest	(642,803)
Operating lease liabilities	$3,572,768

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

10. Income Taxes

A reconciliation of current and deferred income tax (benefit) expense for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Current income tax:
Federal	$—	$—	$—	$—
State	9,850	7,131	27,894	28,004
Total current income tax	9,850	7,131	27,894	28,004
Deferred income tax:
Federal	652,903	—	(2,944,307)	—
State	—	—	(1,148,123)	—
Total deferred income tax	652,903	—	(4,092,430)	—
Total income tax (benefit) expense	$662,753	$7,131	$(4,064,536)	$28,004

Current income tax expense in both periods consists of state income and franchise taxes; the Company had a tax net loss in each period and therefore recorded no current federal income tax. The Company has recorded a current state income tax payable of approximately $20.0 thousand and $3.0 thousand as of  September 30, 2026 and December 31, 2025, respectively.

Effective Tax Rate

The Company's effective tax rate was 169.9% for the nine months ended September 30, 2026, compared to 1.9% for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to a discrete income tax benefit recognized in connection with the Navitas Acquisition. This was partially offset by discrete deferred income tax expense related to indefinite-lived goodwill acquired in the Terrasoul Acquisition, a tax shortfall on vested restricted stock units, and nondeductible acquisition costs. It also reflects the continuing full valuation allowance on the Company’s net deferred tax assets and the effect of state and local income taxes. Excluding the discrete items described below, the Company’s effective tax rate for the nine months ended September 30, 2026 would have been substantially zero, other than current state minimum and franchise taxes. The effective tax rate for the nine months ended September 30, 2025 was driven by current state and local income and franchise taxes.

Discrete Tax Benefit Related to the Navitas Acquisition

In connection with the Navitas Acquisition on March 12, 2026 (see Note 2, Business Combinations), the Company recorded $4.7 million of acquired net deferred tax liabilities, consisting principally of deferred tax liabilities on identifiable intangible assets recognized in the preliminary purchase price allocation. The acquired deferred tax liabilities provide a source of future taxable income that is available to support realization of the Company's pre-existing deferred tax assets. As a result, in accordance with ASC 740-10-30-18, the Company released a corresponding portion of its valuation allowance during the nine months ended September 30, 2026, resulting in a discrete income tax benefit of $4.7 million. This benefit was recorded in the period in which the underlying acquisition occurred and is not reflected in the Company's estimated annual effective tax rate.

Discrete Tax Expense Related to the Terrasoul Acquisition

In connection with the Terrasoul Acquisition on April 21, 2026, the Company recorded goodwill that is amortized and deductible over 15 years for U.S. federal income tax purposes but is not amortized for financial reporting purposes. The resulting deferred tax liability is considered indefinite-lived. It cannot serve as a source of future taxable income for definite-lived deferred tax assets, and it can be offset by indefinite-lived net operating loss carryforwards only to the extent of 80% of future taxable income. As a result, the Company recorded a net deferred tax liability and corresponding discrete deferred income tax expense of $0.7 million during the three months ended September 30, 2026.

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

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Unrecognized Tax Benefits

There were no material changes to the Company's gross unrecognized tax benefits during the three and nine months ended September 30, 2026.

For additional information on the Company's accounting policies for income taxes, components of deferred tax assets and liabilities, net operating loss and tax credit carryforwards, and open tax years, see Note 9 to the consolidated financial statements in the 2025 Form 10-K.

11. Stock Incentive Plan

The Company's stock-based compensation awards are issued under the Laird Superfood, Inc. 2020 Equity Incentive Plan (as amended, the "2020 Plan"). At the Company's Annual Meeting of Stockholders held on June 25, 2026, the stockholders of the Company approved an amendment to the 2020 Plan to (i) increase the aggregate number of shares of common stock of the Company available for issuance under the 2020 Plan by 3,876,836 shares, to a total of 6,000,000 shares, (ii) extend the term of the 2020 Plan to May 22, 2036, and (iii) modify the 2020 Plan's evergreen provision, by extending such provision an additional two years so that the last increase pursuant to the provision will be made on January 1, 2036, rather than January 1, 2034.

For a description of the 2020 Plan, including the types of awards permitted, share authorization, vesting terms, and the methodologies used to determine the grant-date fair value of stock options and other awards, see Note 10 to the consolidated financial statements in the 2025 Form 10-K.

Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cost of goods sold	$1,365	$8,717	$11,011	$18,313
General and administrative	1,495,893	400,410	2,096,052	1,335,653
Sales and marketing	336,446	30,323	379,130	82,470
Total stock-based compensation	$1,833,704	$439,450	$2,486,193	$1,436,436

As of September 30, 2026, total unrecognized compensation cost related to non-vested stock-based awards was approximately $15.9 million, expected to be recognized over a weighted-average period of approximately 3.4 years. For additional information regarding outstanding awards, vesting terms, and remaining contractual life, see Note 10 to the consolidated financial statements in the 2025 Form 10-K.

During the nine months ended September 30, 2026, the Company granted 29,000 restricted stock units ("RSUs"), with a weighted-average grant-date fair value of $2.98 per share. During the nine months ended September 30, 2025, the Company granted 114,760 restricted stock units ("RSUs"), with a weighted-average grant-date fair value of $5.88 per share. The grant-date fair value is determined based on the closing price of the Company's common stock on the grant date.

During the nine months ended September 30, 2026, the Company granted 4,150,000 stock options, with a weighted-average grant-date fair value of $3.79 per share. There were no stock options granted during the nine months ended September 30, 2025. The grant-date fair value is determined utilizing a Black-Scholes valuation model.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

12. Net Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share using the two-class method because the Series A Preferred Stock is a participating security that contractually participates with the Company’s common stock in any cash dividend or other distribution declared on the common stock on an as-converted basis. See Note 3 for a description of the terms of the Series A Preferred Stock. The Series A Preferred Stock does not have a contractual obligation to share in the Company’s losses.

Under the two-class method, net income is allocated between common stockholders and the holders of the Series A Preferred Stock (“Series A Preferred Stockholder”) based on their respective participation rights, and is computed using the more dilutive of (i) the two-class method with dilutive common share equivalents included in the denominator, with a corresponding reallocation of undistributed earnings, or (ii) the if-converted method, which adds preferred-as-converted shares to both the numerator (adding back preferred dividends) and the denominator. For the three and nine months ended September 30, 2026, the two-class method was more dilutive.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$1,726,056	$(975,066)	$1,671,905	$(1,493,426)
Less: Accretion of paid-in-kind preferred dividends	(604,568)	—	(1,677,195)	—
Undistributed income (loss)	1,121,488	(975,066)	(5,290)	(1,493,426)
Allocation to common stockholders	26.6%	100.0%	100.0%	100.0%
Undistributed loss - common	298,652	(975,066)	(5,290)	(1,493,426)
Distributed earnings (preferred dividends to common)	—	—	—	—
Net income (loss) attributable to common - basic	298,652	(975,066)	(5,290)	(1,493,426)
Reallocation of undistributed earnings (diluted)	10,678	—	—	—
Net income (loss) attributable to common - diluted	$309,330	$(975,066)	$(5,290)	$(1,493,426)
Denominator
Weighted average common shares - basic	11,183,597	10,664,585	10,997,310	10,513,356
Dilutive effect - incentive stock plan awards	552,201	—	—	—
Weighted average common shares - diluted	11,735,798	10,664,585	10,997,310	10,513,356
Net income (loss) per common share
Basic	$0.03	$(0.09)	$(0.00)	$(0.14)
Diluted	$0.03	$(0.09)	$(0.00)	$(0.14)
Anti-dilutive shares excluded
Incentive stock plan awards	4,455,012	2,371,131	5,537,136	2,371,131
Series A Preferred Stock (as-converted)	30,812,325	—	20,274,777	—

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

13. Concentrations

The following table details the concentration of vendor accounts payable balances in excess of 10% of total accounts payable at each period:

	September 30,	December 31,
	2026	2025
Vendor A	*	17%
Vendor B	*	14%
Vendor C	*	10%
Total	*	41%

* Less than 10%.

The following table details the concentration of customer accounts receivable balances in excess of 10% of total trade accounts receivable at each period:

	September 30,	December 31,
	2026	2025
Customer A	21%	23%
Customer B	14%	30%
Customer C	16%	25%
Total	51%	78%

The following table details the concentration of sales to specific customers in excess of 10% of total gross sales for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	10%	13%	12%	16%
Customer B	12%	16%	15%	15%
Customer C	*	23%	10%	18%
Customer D	29%	*	23%	*
Total	51%	52%	60%	49%

* Less than 10%.

During the periods presented below, the Company purchased a substantial portion of raw materials, packaging, and tolling from certain key suppliers. The following table details the concentration of purchases from specific suppliers in excess of 10% of total purchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Supplier A	*	14%	*	16%
Supplier B	11%	28%	13%	21%
Supplier C	*	*	10%	*
Total	11%	42%	23%	37%

* Less than 10%.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

During the periods presented below, the Company purchased a substantial portion of raw materials and packaging originating from certain key geographical regions. The following table details the concentration of purchases from specific regions in excess of 10% of total purchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Country A	*	19%	*	22%
Country B	*	*	12%	*
Country C	*	11%	*	*
Total	*	30%	12%	22%

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

License Agreements

See Note 13 to the consolidated financial statements in the 2025 Form 10-K for a description of the License and Preservation Agreement with Mr. Hamilton and Ms. Reece. There have been no changes to the agreement during the three and nine months ended September 30, 2026.

Marketing Services

On October 26, 2022, the Company executed an influencer agreement with Ms. Reece to provide certain marketing services for the Company for a term ending December 31, 2025, with an option to renew for one-year terms. In connection with these services, the Company recognized advertising expenses totaling $84.0 thousand and $259.0 thousand for the three and nine months ended September 30, 2026, respectively, and $92.0 thousand and $239.3 thousand for the three and nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, amounts payable to Ms. Reece of $43.5 thousand and $46.5 thousand, respectively, are included in related party liabilities in the balance sheets.

Nexus Capital Management LP — Controlling Stockholder

The Investors, each an affiliate of Nexus, are related parties of the Company. Nexus serves as investment manager to the Investor and may be deemed an indirect beneficial owner of the securities held thereby. Damian Giangiacomo, Michael Cohen, and Daniel Flesh are the owners of Nexus Capital Management LP and its general partner entities. Michael Cohen serves as a member of the Company's Board of Directors as a Nexus designee.

Following the issuance of Series A Convertible Preferred Stock at the Initial Closing on March 12, 2026 and the Subsequent Closing on April 21, 2026, affiliates of Nexus hold an aggregate of 110,000 shares of Series A Convertible Preferred Stock, representing beneficial ownership of approximately 73.6% of the Company's common stock on a fully diluted, as-converted basis. As a result of this ownership, the Company is a “controlled company” within the meaning of the NYSE American Company Guide and is exempt from certain NYSE American corporate governance requirements otherwise applicable to listed companies.

See Note 3 — Mezzanine Equity for a description of the terms of the Series A Convertible Preferred Stock.

Advisory Agreement

In connection with the Company's acquisition of Terrasoul, the Company entered into an advisory agreement, dated April 21, 2026, with Dennis Botts, who prior to the acquisition was an indirect beneficial owner of 64.66% of the outstanding membership interests in Terrasoul. Under the agreement, Mr. Botts provides advisory services related to the ongoing operation and integration of the Terrasoul business, including transition support, business introductions, and insight on growth and brand development, in exchange for a monthly fee of $62,500 over a two-year term. During the three and nine months ended September 30, 2026, the Company incurred expenses of $0.2 million and $0.3 million under this agreement, which was included in other general and administrative expenses.

LAIRD SUPERFOOD, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

15. Revenue Recognition

As reflected in the table below, in accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended September 30,
	2026		2025
	$	% of Total	$	% of Total
Coffee solutions	$11,639,610	28%	$11,777,299	91%
Functional foods	15,951,720	38%	2,965,785	23%
Superfood ingredients	18,625,534	44%	3,270	—%
Gross sales	46,216,864	110%	14,746,354	114%
Shipping income	137,006	0%	121,170	1%
Discounts and promotional activity	(4,399,389)	(10)%	(1,971,862)	(15)%
Sales, net	$41,954,481	100%	$12,895,662	100%

	Nine Months Ended September 30,
	2026		2025
	$	% of Total	$	% of Total
Coffee solutions	$36,245,974	37%	$32,091,213	88%
Functional foods	32,684,295	34%	9,752,434	27%
Superfood ingredients	40,751,040	42%	123,438	—%
Gross sales	109,681,309	113%	41,967,085	115%
Shipping income	382,638	0%	381,517	1%
Discounts and promotional activity	(12,873,730)	(13)%	(5,807,939)	(16)%
Sales, net	$97,190,217	100%	$36,540,663	100%

The Company generates revenue through two channels: e-commerce and wholesale, which is summarized below for the periods presented:

	Three Months Ended September 30,
	2026		2025
	$	% of Total	$	% of Total
E-commerce	$22,509,093	54%	$6,123,360	47%
Wholesale	19,445,388	46%	6,772,302	53%
Sales, net	$41,954,481	100%	$12,895,662	100%

	Nine Months Ended September 30,
	2026		2025
	$	% of Total	$	% of Total
E-commerce	$47,997,733	49%	$18,573,820	51%
Wholesale	49,192,484	51%	17,966,843	49%
Sales, net	$97,190,217	100%	$36,540,663	100%

Receivables from contracts with customers, net of estimated allowances for credit losses from non-payment as well as for trade promotional contracts with wholesale customers, are included in accounts receivable. Contract liabilities include deferred revenue, customer deposits, rewards programs, and refund liabilities, and are included in accrued expenses. All contract liabilities as of December 31, 2025, were recognized in net sales during the nine months ended September 30, 2026. For the periods presented below, the balances of receivables from contracts with customers and contract liabilities were as follows:

	January 1,	December 31,	September 30,
	2025	2025	2026
Accounts receivable, net	$1,762,911	$3,899,205	$13,363,701
Contract liabilities	$(348,869)	$(309,953)	$(621,023)

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

The CODM allocates resources and assesses performance using segment net income (loss). Significant segment expenses regularly provided to the CODM are cost of goods sold, general and administrative, marketing and advertising, and selling; other segment items are other income and income taxes. The CODM also reviews Adjusted EBITDA, which adjusts segment net income (loss) for depreciation and amortization, stock-based compensation, income tax, other income, and business combination and integration costs. Segment assets equal consolidated total assets.

The Company acquired Navitas in March 2026 (operations from March 12, 2026) and Terrasoul in April 2026 (operations from April 21, 2026) and is integrating these brands into the Superfood segment.

Segment results and the reconciliation of net income (loss) to Adjusted EBITDA follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$1,726,056	$(975,066)	$1,671,905	$(1,493,426)
Adjusted for:
Depreciation and amortization	1,227,097	60,137	2,508,495	186,034
Stock-based compensation	1,833,704	439,450	2,486,193	1,436,436
Income tax (benefit) expense	662,753	7,131	(4,064,536)	28,004
Other income	(133,406)	(27,647)	(283,713)	(147,656)
Impairment of long-lived intangible assets	—	661,103	—	661,103
Business combination and integration (a)	732,493	—	5,531,304	—
Change in fair value of contingent consideration	(4,117,000)	—	(4,070,000)	—
Other non-recurring costs (b)	147,000	—	147,000	—
Adjusted EBITDA	$2,078,697	$165,108	$3,926,648	$670,495
(a) The Company incurred professional fees related to business combination and integration activities in the three and nine months ended September 30, 2026.
(b) Includes costs incurred related to the voluntary withdrawal of products that did not meet our quality standards.

17. Commitments and Contingencies

Purchase Commitments

Certain raw materials are purchased from suppliers under non-cancelable purchase contracts. The terms of the contracts consist of an agreed-upon quantity and price for the materials to be purchased. If the agreed-upon quantity is not purchased during the term of the contract, the Company will be obligated to the supplier for the difference between the contracted price and the market price received by the supplier on the quantity not purchased. Total estimated outstanding commitments were approximately $2.4 million as of September 30, 2026. There were no outstanding commitments as of  December 31, 2025. The Company expects to fulfill all purchase commitments during the normal course of business.

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

Overview

Laird Superfood is a multi-brand superfoods platform comprised of the Laird Superfood, Navitas Organics, and Terrasoul Superfoods brands. Together, our brands create clean, minimally processed, functional foods, many of which incorporate nutrient-dense superfoods and adaptogens that may be beneficial in reducing stress, improving energy levels, enhancing mental performance, mood regulation, and immune system support. Our primary products include (i) coffee solutions, (ii) functional foods, (iii) superfood ingredients. Consumer preferences within the evolving food and beverage industry are shifting away from sugar-laden food and beverage products, as well as those containing highly processed and artificial ingredients. Our long-term goal is to build and scale a widely recognized superfoods platform that authentically focuses on recognizable ingredients, nutritional density, and functionality, which we believe will allow us to maximize penetration of a multi-billion-dollar opportunity in the grocery market. We generate revenue through two channels: e-commerce and wholesale.

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

The following table shows net sales by channel for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	$	% of Total	$	% of Total	$	% of Total	$	% of Total
E-commerce	$22,509,093	54%	$6,123,360	47%	$47,997,733	49%	$18,573,820	51%
Wholesale	19,445,388	46%	6,772,302	53%	49,192,484	51%	17,966,843	49%
Sales, net	$41,954,481	100%	$12,895,662	100%	$97,190,217	100%	$36,540,663	100%

The shift in our channel mix towards E-commerce, for the three months ended September 30, 2026, was primarily driven by incremental sales from the Terrasoul Acquisition, which primarily sells through the E-commerce channel. The shift in our channel mix towards Wholesale, for the nine months ended September 30, 2026, is consistent with our strategy to expand our retail distribution footprint.

Net sales increased to $42.0 million for the three months ended September 30, 2026 ("Q3 2026"), from $12.9 million for the three months ended September 30, 2025 ("Q3 2025"), driven by the incremental sales of Navitas and Terrasoul.

Net sales increased to $97.2 million for the nine months ended September 30, 2026 ("YTD 2026"), from $36.5 million for the nine months ended September 30, 2025 ("YTD 2025"), driven by the incremental sales of Navitas and Terrasoul.

Recent Developments

CFO Transition

On September 4, 2026, Anya Hamill departed from her role as Chief Financial Officer of the Company. Ms. Hamill’s departure was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. On August 31, 2026, the Board of Directors appointed Mark Johnson as Chief Financial Officer effective October 1, 2026, and he also serves as principal financial and accounting officer. Additional information is available in the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2026.

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

Board Appointments

We approved changes to our Board in connection with the Transactions. As of the Navitas Closing Date, the number of directors serving on the Board was increased to nine, and we appointed Doug Behrens, Michael Cohen, Kayla Dean Obia, and Kristin Patrick as representatives nominated by Nexus (the “Nexus Designees”), with Grant LaMontagne remaining on the Board and being considered the fifth Nexus Designee. In the future, the number of Nexus representatives will adjust proportionately to Nexus’s ownership thresholds, subject to applicable law and stock exchange rules. Doug Behrens resigned effective May 18, 2026. On August 13, 2026, the Board appointed Matthew Spanjers as a director, who is deemed a Nexus designee under the Investment Agreement.

The Terrasoul Acquisition

On the Terrasoul Closing Date, we completed the Terrasoul Acquisition for a purchase price of (i) $50.4 million in cash, subject to customary purchase price adjustments, and (ii) the estimated fair value of contingent consideration of $4.1 million in cash payable upon the achievement of specified performance-based milestones following the Terrasoul Closing Date. Terrasoul is a vertically integrated, branded superfoods platform offering a portfolio of products including nuts, seeds, dried fruits, powders, baking ingredients, and functional beverage mix-ins, sourced globally and processed and packaged in-house. We acquired Terrasoul to expand our product portfolio, broaden our distribution footprint across e-commerce, foodservice, and retail channels, and further our strategy of building a scaled platform in the superfoods and functional nutrition category. In September 2026, the post-closing purchase price adjustment was finalized, reducing the cash consideration by $1.6 million, and as of September 30, 2026, the estimated fair value of the contingent consideration was $0. See note 2 to the consolidated condensed financial statements.

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

Ability to Grow Our Customer Base in both E-commerce and Traditional Wholesale Distribution Channels at a Reasonable Cost

We are continuously growing our customer base through both paid and organic e-commerce channels, as well as by expanding our presence in our wholesale channel through a variety of physical retail outlets and geographical regions. We typically attract new customers in our e-commerce channel through our direct websites, lairdsuperfood.com, navitasorganics.com, and terrasoul.com, and through Amazon. We also seek to attract new e-commerce customers through paid and unpaid social media, search, display and traditional media. Our products are also sold through a growing number of retail outlets. Customers in our wholesale channel include grocery chains, natural food outlets, club stores, and food service customers. Attracting new customers in physical retail outlets depends on, among other things, paid promotions through retailers, display, and traditional media. We believe an ability to consistently attract and retain customers at a reasonable cost relative to projected life-time value will be a key factor affecting our future performance. With the addition of the Navitas and Terrasoul brands, our growth will also depend on our ability to execute channel rollouts for each brand, including expanding the distribution of newly acquired brands into channels where they are underpenetrated and introducing our existing brands into the e-commerce, online marketplace, and wholesale channels served by the acquired brands. Each of our brands serves a different mix of e-commerce, online marketplace, and wholesale customers, and our ability to consistently and cost-effectively execute these channel expansions across our portfolio will be a key factor affecting our future performance.

Components of Results of Operations

Sales, net

We sell our products through two channels: wholesale and e-commerce. Through our wholesale channel, we sell our products to distributors and retail outlets which, in turn, sell to end consumers. Through our e-commerce channel, we derive revenue from the sale of our products directly to consumers through our direct websites, lairdsuperfood.com, navitasorganics.com, and terrasoul.com, as well as third-party e-commerce platforms such as Amazon.com.

Cost of Goods Sold

Cost of goods sold includes the cost of raw materials and packaging, co-packing tolling fees, inbound and outbound freight costs, import duties and tariffs, indirect labor, third party labor to store and ship our products, and overhead costs incurred in the production, storage, and distribution of products sold in the period.

Operating Expenses

Our operating expenses consist of general and administrative and sales and marketing expenses, including non-production personnel costs.

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

Results of Operations

Comparison of Q3 2026 and Q3 2025

For the periods indicated, the following table sets forth results of operations and the increase or decrease therewith:

	Three Months Ended September 30,		$	Percent
	2026	2025	Change	Change
Sales, net	$41,954,481	$12,895,662	$29,058,819	225%
Cost of goods sold	(29,521,912)	(8,193,480)	(21,328,432)	260%
Gross profit	12,432,569	4,702,182	7,730,387	164%
Gross margin	29.6%	36.5%
General and administrative	2,445,788	2,699,589	(253,801)	(9)%
Sales and marketing	7,731,378	2,998,175	4,733,203	158%
Total operating expenses	10,177,166	5,697,764	4,479,402	79%
Operating income (loss)	2,255,403	(995,582)	3,250,985	(327)%
Other income	133,406	27,647	105,759	383%
Income (loss) before income taxes	2,388,809	(967,935)	3,356,744	(347)%
Income tax benefit (expense)	(662,753)	(7,131)	(655,622)	9194%
Net income (loss)	$1,726,056	$(975,066)	$2,701,122	(277)%

	Three Months Ended September 30,		$	Percent
	2026	2025	Change	Change
Sales, net	$41,954,481	$12,895,662	$29,058,819	225%

Net sales increased by 225% to $42.0 million compared to $12.9 million in the corresponding prior year period. The increase was primarily attributable to the acquisitions of Navitas and Terrasoul, which contributed net sales of $13.1 and $18.4 million, respectively, in the third quarter of 2026. The remaining decrease was driven by softness in our direct-to-consumer channel.

	Three Months Ended September 30,		$	Percent
	2026	2025	Change	Change
Cost of goods sold	$(29,521,912)	$(8,193,480)	$(21,328,432)	260%

The increase in cost of goods sold during Q3 2026 was driven primarily by the growth in gross sales volume, as well as commodity cost inflation and increased production costs relative to prior periods with the addition of Terrasoul's vertically integrated business model.

	Three Months Ended September 30,		$	Percent
	2026	2025	Change	Change
Gross profit	$12,432,569	$4,702,182	$7,730,387	164%

Gross profit increased 164% to $12.4 million, or 29.6% of net sales as compared to $4.7 million, or 36.5% of net sales in the corresponding prior year period. The margin compression was primarily due to inflationary commodity costs, fuel and freight charges, and lower margins associated with the Terrasoul brand and its lower brand investment business model.

	Three Months Ended September 30,		$	Percent
	2026	2025	Change	Change
Operating expenses
General and administrative	$2,445,788	$2,699,589	$(253,801)	(9)%
Sales and marketing	7,731,378	2,998,175	4,733,203	158%
Total operating expenses	$10,177,166	$5,697,764	$4,479,402	79%

The decrease in general and administrative expenses during Q3 2026 was driven by the adjustment of the fair value of contingent consideration in connection with the acquisitions in the third quarter of 2026, and impairment charges recorded in the third quarter of 2025, offset by costs incurred to integration the acquisitions of Navitas and Terrasoul.

The increase in sales and marketing expenses during Q3 2026 was a result of the larger scale of the business after the acquisitions of Navitas and Terrasoul. This was driven by variable selling costs on higher sales volume, elevated people costs as we build our team to support the broader organization, and increased marketing costs across both online and retail channels.

	Three Months Ended September 30,		$	Percent
	2026	2025	Change	Change
Other income	$133,406	$27,647	$105,759	383%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The increase in other income during Q3 2026 was driven by increases in dividend income on money market funds, as the amounts carried in those accounts increased on average.

	Three Months Ended September 30,		$	Percent
	2026	2025	Change	Change
Income tax expense	$(662,753)	$(7,131)	$(655,622)	9194%

Income tax benefit (expense) is composed of a discrete income tax expense related to goodwill arising from the Terrasoul Acquisition, as well as state and local income and franchise taxes paid and refunds received.

Comparison of YTD Q3 2026 and YTD Q3 2025

For the periods indicated, the following table sets forth results of operations and the increase or decrease therewith:

	Nine Months Ended September 30,		$	Percent
	2026	2025	Change	Change
Sales, net	$97,190,217	$36,540,663	$60,649,554	166%
Cost of goods sold	(67,599,409)	(22,175,938)	(45,423,471)	205%
Gross profit	29,590,808	14,364,725	15,226,083	106%
Gross margin	30.4%	39.3%
General and administrative	13,327,727	7,146,116	6,181,611	87%
Sales and marketing	18,939,425	8,831,687	10,107,738	114%
Total operating expenses	32,267,152	15,977,803	16,289,349	102%
Operating loss	(2,676,344)	(1,613,078)	(1,063,266)	66%
Other income	283,713	147,656	136,057	92%
Loss before income taxes	(2,392,631)	(1,465,422)	(927,209)	63%
Income tax benefit (expense)	4,064,536	(28,004)	4,092,540	(14614)%
Net income (loss)	$1,671,905	$(1,493,426)	$3,165,331	(212)%

	Nine Months Ended September 30,		$	Percent
	2026	2025	Change	Change
Sales, net	$97,190,217	$36,540,663	$60,649,554	166%

The increase in net sales was primarily driven by the acquisitions of Navitas and Terrasoul which contributed net sales of $29.2 and $33.6 million, respectively, for the nine months ended September 30, 2026. The remaining decrease was driven by softness in the direct-to-consumer channel.

	Nine Months Ended September 30,			Percent
	2026	2025	Change	Change
Cost of goods sold	$(67,599,409)	$(22,175,938)	$(45,423,471)	205%

The increase in cost of goods sold during YTD 2026 was driven primarily by growth in sales volume, inflationary commodity costs, and increased manufacturing costs associated with the Terrasoul brand.

	Nine Months Ended September 30,		$	Percent
	2026	2025	Change	Change
Gross profit	$29,590,808	$14,364,725	$15,226,083	106%

Gross profit increased by 106% to $29.6 million, or 30.4% of net sales, compared to $14.4 million, or 39.3% of net sales, in the corresponding prior year period. The margin compression was primarily due to inflationary commodity costs, fuel and freight charges, and lower margins associated with the Terrasoul brand and its lower brand investment business model.

	Nine Months Ended September 30,		$	Percent
	2026	2025	Change	Change
Operating expenses
General and administrative	$13,327,727	$7,146,116	$6,181,611	87%
Sales and marketing	18,939,425	8,831,687	10,107,738	114%
Total operating expenses	$32,267,152	$15,977,803	$16,289,349	102%

The increase in general and administrative expenses during YTD 2026 was primarily driven by costs incurred related to the acquisitions of Navitas and Terrasoul, amortization expense related to the assets identified in these acquisitions, and increased personnel costs, offset in part by the adjustment to the fair value of contingent consideration arising in the acquisitions that was recorded in the third quarter of 2026.

The increase in sales and marketing expenses during YTD 2026 was driven by selling costs on higher sales volume, as well as increased media spend, and agency fees.

	Nine Months Ended September 30,		$	Percent
	2026	2025	Change	Change
Other income	$283,713	$147,656	$136,057	92%

Other income is composed of interest income and expense, rental income, and other non-operating gains and losses. The increase in other income during YTD 2026 was driven by increases in dividend income on money market funds, as the amounts carried in those accounts increased on average.

	Nine Months Ended September 30,		$	Percent
	2026	2025	Change	Change
Income tax benefit (expense)	$4,064,536	$(28,004)	$4,092,540	(14614)%

The income tax benefit during YTD 2026 was driven by a discrete, non-recurring release of our valuation allowance in connection with the Navitas Acquisition, whereby approximately $4.7 million of net deferred tax liabilities were acquired. This was partially offset by a discrete income tax expense from the goodwill arising from the Terrasoul Acquisition. The income tax expense in the prior year related to state and local income taxes.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
Cash flows provided by (used in):	2026	2025
Operating activities	$(9,978,756)	$(2,853,831)
Investing activities	(87,345,579)	(76,454)
Financing activities	109,329,064	(301,635)
Net change in cash, cash equivalents, and restricted cash	$12,004,729	$(3,231,920)

The increase in cash used in operating activities for YTD  2026 was driven primarily by increases in prepaids, accounts payable, and accounts receivable in the period.

Cash used in investing activities for YTD 2026 consisted primarily of consideration paid in the acquisitions of Navitas and Terrasoul.

Cash provided by financing activities for YTD 2026 consisted primarily of the proceeds from the private placement of Series A Preferred Stock, as well as stock option exercises, offset in part by payroll taxes paid related to net issuances of stock awards.

Liquidity and Capital Resources

As of September 30, 2026, we had an accumulated deficit of $109.7 million. We may incur additional operating losses as we execute our strategy to invest in the growth of our business, reinvesting any incremental profit into future top-line sales growth while holding cash reserves largely flat. We will continue to seek opportunities to optimize spending, expand gross margins, and free up cash flow through efficient working capital management. We have historically financed our operations and capital expenditures through private placements of our common stock, our initial public offering, our prior lines of credit, term loans, the issuance of our Series A Preferred Stock, and our core operating activities. Our historical uses of cash have primarily consisted of cash used in operating activities and working capital needs.

As of September 30, 2026 and December 31, 2025, we had $17.3 million and $5.3 million, respectively, of cash-on-hand, and total net working capital of $51.1 million and $11.1 million, respectively, for the same periods.

As of September 30, 2026, we had no significant unused sources of liquid assets outside of our working capital.

Our future capital requirements will depend on many factors, including our growth rate, the continued expansion of sales and marketing activities, the enhancement of our product platforms, the introduction of new products, acquisition activity, as well as economic and market trends. Recent and expected working and other capital requirements, in addition to the matters above, also include the items described below:

●	We have lease arrangements for corporate office space. As of September 30, 2026, we had fixed lease payment obligations of $3.6 million, with $0.8 million payable within 12 months.

●	As of September 30, 2026, $15.9 million of current liabilities were accrued related to short-term operating activities and personnel costs, excluding the aforementioned current lease liabilities.

●

Marketing and advertising expenditures were $10.3 million in YTD 2026 and $5.6 million in YTD 2025. We expect to continue to invest in these activities as part of the strategic expansion of sales volume, however, we have made strategic shifts to reduce and improve the efficacy of future customer acquisition costs.

●	We have non-cancelable purchase contracts with certain raw material vendors. Total estimated outstanding commitments were approximately $2.4 million as of September 30, 2026. See Note 17 for further information on these purchase contracts.

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

During the nine months ended September 30, 2026, we completed the acquisitions of Navitas and Terrasoul and recorded preliminary allocations of approximately $40.9 million and $52.8 million purchase prices, respectively, including $43.1 million of identifiable intangible assets and $30.2 million of goodwill. These allocations are preliminary and remain subject to measurement-period adjustments. See Notes 2 and 8 for additional information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, and under the oversight of the Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to material weaknesses in our internal controls over financial reporting described below. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal controls over financial reporting, the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

Material Weaknesses Identified at Acquired Business. In connection with our 2026 acquisition of Terrasoul Superfoods, management identified two material weaknesses in Terrasoul's internal control over financial reporting that existed as of the acquisition date. First, Terrasoul lacked a properly designed control over segregation of duties between the preparation and posting of manual journal entries, whereby personnel could create and post journal entries not reviewed by separate individuals. This weakness is consistent with, but separate from, the previously identified weakness at the parent-company level. Second, Terrasoul lacked a properly designed control over inventory cycle counts, which could result in misstated inventory quantities and balances. Each of these weaknesses could result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis.

Management's Remediation Plans

Prior to March 31, 2026, management implemented a system-level configuration change that enforces segregation of duties within the journal entry approval workflow in a manner designed to address the risk pathways identified. During the quarter ended September 30, 2026, we completed the integration of Navitas into our financial system, which is one component of our remediation and integration plan. While management believes that the changes enacted will remediate the design deficiency, management will continue to test and monitor the impacts of the changes enacted to ensure that the design is operating effectively prior to concluding whether it has been fully remediated.

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

Changes in Internal Control over Financial Reporting

Notwithstanding the aforementioned remediation and system integration activities, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The new remedial controls over the financial system design weakness were in place as of March 31, 2026, but had not been operating long enough to be tested for operating effectiveness. No material changes have been designed and implemented at Terrasoul as of September 30, 2026.

Part II. Other Information

Item 1. Legal Proceedings.

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in the 2025 Form 10-K during the nine months ended September 30, 2026. This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors previously described in the Company's 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company's directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** The certifications attached as Exhibit 32.1 and 32.2 are furnished and not deemed filed with the SEC and are not incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laird Superfood, Inc.
(Registrant)

Date: November 13, 2026	/s/ Jason Vieth
Jason Vieth
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: November 13, 2026	/s/ Mark Johnson
Mark Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)